Form 10QSB
period 2006-09-30
VISCORP, INC.
filed 2006-11-20
CIK 1362718

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                        Commission File Number 000-52236

                                  VISCORP, INC.
        (Exact name of small business issuer as specified in its charter)


        Pennsylvania                                           20-4857782
----------------------------------                         ---------------------
(State or other  jurisdiction of                           (IRS Employer
  incorporation or organization)                             Identification No.)

                 627 Nevin Avenue, Sewickley, Pennsylvania 15143
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (412) 977-8366
                                 --------------
                           (Issuer's telephone number)

                                       N/A
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].


As of September 30, 2006 there were 4,435,000 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

                          PART I FINANCIAL STATEMENTS



Item 1     Financial Statements                                             3

Item 2     Management's Discussion and Analysis or Plan of Operation        10

                           PART II OTHER INFORMATION

Item 1     Legal Proceedings                                                16
Item 2     Changes in Securities                                            16
Item 3     Default upon Senior Securities                                   16
Item 4     Submission of Matters to a Vote of Security Holders              16
Item 5     Other Information                                                16
Item 6     Exhibits and Reports on Form 8-K                                 16

                                  VISCORP, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


                                     ASSETS

Current assets
  Cash                                                                 $    200
  Receivables                                                             3,400
                                                                       --------
    Total current assets                                                  3,600

Property and equipment, net                                              30,347

Other assets
  Prepaid expenses                                                            0
  Advances-Related Party                                                  2,275
                                                                       --------
    Total other assets                                                    2,275
                                                                       --------
TOTAL ASSETS                                                           $ 36,222
                                                                       ========

                       LIABILITIES AND STOCKHOLDERS'EQUITY

Current liabilities
  Accounts payable and accrued expenses                                $ 35,182
  Advance - related party                                                35,000
                                                                       --------
Total liabilities                                                        70,182
                                                                       --------


Stockholders' deficit:
  Common stock, $.001 par value, 50,000,000 shares
  authorized, 4,435,000 shares issued and outstanding                     4,435
  Additional paid in capital                                             36,065
  Accumulated deficit                                                   (74,460)
                                                                       --------
Total Stockholders' Equity                                              (33,960)
                                                                       --------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 36,222
                                                                       ========











See Accompanying Notes to Financial Statements



                                  VISCORP, INC.
                            STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)


                                        Three Months    Three Months   Nine Months    Nine Months
                                            Ended          Ended          Ended          Ended
                                          Sept 30,        Sept 30,      Sept 30,        Sept 30,
                                         -----------    -----------    -----------    -----------
                                            2006            2005          2006            2005
                                         -----------    -----------    -----------    -----------
Revenue                                  $       900    $     1,280    $     4,078    $    22,515

Cost of sales                                      0              0              0             64
                                         -----------    -----------    -----------    -----------

Gross profit                                     900)         1,280          4,078         22,451

Operating expenses:
 Depreciation                                  4,378          2,024         13,133          6,071
 Other general and administrative              2,730          7,450         16,964         28,145
                                         -----------    -----------    -----------    -----------
        Total operating expense                7,108          9,474         30,097         34,216
                                         -----------    -----------    -----------    -----------

 (Loss) from operations                       (6,208)        (8,194)       (26,019)       (11,765)

  Other(expense):
      Other Income                                              654                           708
                                         -----------    -----------    -----------    -----------

Net(loss)                                $    (6,208)   $    (7,540)   $   (26,019)   $   (11,057)
                                         ===========    ===========    ===========    ===========

Net loss per share:
  Basic and diluted                      $     (0.00)   $     (0.00)   $     (0.01)   $     (0.00)
                                         ===========    ===========    ===========    ===========

  Weighted average shares outstanding:
  Basic and diluted                        4,435,000      4,345,000      4,435,000      4,348,352
                                         ===========    ===========    ===========    ===========











                 See Accompanying Notes to Financial Statements




                                  VISCORP, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                   TWELVE MONTHS ENDED DECEMBER 31, 2005, AND
                      NINE MONTHS ENDED SEPTEMBER 30, 2006

                                   (unaudited)

                                                                       Retained
                                                        Additional     Earnings
                                  Common  Stock           Paid In    (Accumulated
                           Shares           Amount        Capital      Deficit)      Total
                           ----------    ----------    ----------   ----------    ----------
Balance,
    December 31, 2004       4,150,000    $    4,150    $    7,850   $  (25,166)   $  (13,166)
Issuance of Common
Stock for cash                285,000           285        28,215   $   28,500


        Net loss                                                       (23,275)   $  (23,275)

                           ----------    ----------    ----------   ----------    ----------
Balance
   December 31, 2005        4,435,000    $    4,435    $   36,065      (48,441)   $   (7,941)



        Net loss                                                       (26,019)      (26,019)

                           ----------    ----------    ----------   ----------    ----------
Balance
   September 30, 2006       4,435,000    $    4,435    $   36,065   $  (74,460)   $   33,960
                           ==========    ==========    ==========   ==========    ==========











See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                                  VISCORP, INC.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

                                                       2006        2005
                                                    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $(26,019)   $(11,057)
Adjustments to reconcile net deficit to cash used
  by operating activities:
    Depreciation and amortization                     13,133       6,071
Change in assets and liabilities:
  Accounts receivable                                 (3,400)          0
  Change in Advances                                   1,329      (3,688)
  Accounts payable and accrued expenses               12,772       4,000
                                                    --------    --------
CASH FLOWS USED IN OPERATING ACTIVITIES               (2,185)     (4,674)
                                                    --------    --------

CASH FLOWS USED IN INVESTING ACTIVITIES
     Purchase of software                                  0     (28,500)

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of member shares for cash                           0      28,500
                                                    --------    --------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                0           0

NET DECREASE IN CASH                                  (2,185)     (4,674)

  Cash, beg. of period                                 2,385       7,059
                                                    --------    --------
  Cash, end of period                               $    200    $  2,385
                                                    ========    ========



SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                     $   --      $   --
  Income taxes paid                                 $   --      $   --

The company issued Common Stock in exchange for Marketable Securities valued at $13,750









                   See Accompany Notes to Financial Statements

                                  VISCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


The Company

Viscorp, LLC (The "Company") operates as a developer and retailer of software for optometrists. The Company is located in Sewickley, Pennsylvania. The Company was originally formed as an LLC under the laws of the State of Delaware on August 20, 2002. In March 2006, the Company changed its status from an LLC to a Corporation registered in the State of Delaware.

Basis of Accounting

Viscorp maintains its accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

The balance sheet of Viscorp as of September 30, 2006, the related statements of operations for the three and nine months ended September 30, 2006 and 2005 and the statements of cash flows for the nine months ended Septmber 30, 2006 and 2005 and the statement of shareholders' equity for the twelve months ended December 31, 2005 and the nine months ended September 30, 2006 included in the financial statements have been prepared by Viscorp without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly Viscorp's financial position and results of operations. The results of operations for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results of operations for the full year or any other interim period.

Earnings (Loss) per share

Earnings  (loss) per share  (basic) is  calculated  by  dividing  the net income
(loss) by the weighted average number of common shares outstanding for the period covered. As the Company has no potentially dilutive securities, fully diluted earnings (loss) per share is identical to earnings (loss) per share (basic).


Revenue Recognition

Revenue is recognized at completion of services or when software applications are installed.

Accounts Receivable

Accounts receivable is valued net of a provision for doubtful accounts based on a review of collectibility. Accounts deemed uncollectible are applied to an allowance for doubtful accounts and charged against earnings. As of September 30, 2006, the balance in the allowance is $0.

Web-site Development Costs

The Company adopted EITF 00-02, "Accounting for website developments costs". In accordance with EITF 00-02, the costs incurred for the (i) website application and infrastructure development; (ii) graphics development; and (iii) content development, which took the website to a functional stage where it could receive orders, were capitalized and amortized over three years. Maintenance expenses or costs that do not result in new revenue producing features or functions, such as updating information and products or maintenance of the website or promotion of the website using search engines, are expensed as incurred. Prior to this development, VisCorp had no website. In the nine months ended September 30, 2006, $0 has been expensed and none capitalized.

Income Taxes

Income from the corporation is taxed at regular corporate rates per the Internal Revenue Code. There are no provisions for current taxes due to net available operating losses.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates..


NOTE 2 - FIXED ASSETS:

Fixed assets at September 30, 2006 are as follows:

         Furniture & equipment               $    5,908
         Software                                50,000
                                             ----------
                                                 55,908
         Less: accumulated depreciation         (25,561)
                                             $   30,347
                                             ==========

Depreciation expense totaled $4,338 and $2,024 for the three months ended September 30, 2006 and September 30, 2005 respectively, and $13,133 and $6,071 for the nine months ended September 30, 2006 and 2005 respectively.

NOTE 3 - COMMON STOCK

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights. At September 30, 2006, there were 4,435,000 shares outstanding as follows:


NOTE 4 - INCOME TAXES

The Company had a net loss for the period ended December 31, 2005, and therefore incurred no tax liability. As the loss was minimal, no deferred tax benefit was accrued. The net operating losses and their expiration follow:

                   Net loss                 Expiration date
         ----------------------------- --------------------------
                   $ 23,687                       2024
                   $ 23,275                       2025
                   $ 26,019                       2026

Item 2.  Management's Discussion and Analysis

THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH ON THE FORWARD LOOKING STATEMENTS AS A RESULT OF THE RISKS SET FORTH IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, GENERAL ECONOMIC CONDITIONS, AND CHANGES IN THE ASSUMPTIONS USED IN MAKING SUCH FORWARD LOOKING STATEMENTS.

General

The company is primarily engaged in developing and licensing software products and services for the eye care industry. Specifically, the company provides a licensed software product that assists customers in choosing lens and frame styles. This product, delivered through what is known as iCAM technology, allows a customer to see their face on a computer or TV screen with various choices of lenses and frames. This allows a customer to choose those glasses which they feel best meets their desires and needs prior to the glasses being produced. The Company also offers a product, Data Rescue service, a data back-up solution that ensures a company that their data is always backed up and always retrievable. However, to-date, no revenues have been generated from the Data Rescue product

Through the iCAM technology, the company believes an eye care provider can offer a customer a streamlined frame selection process, immediate demonstration feedback, cross-sell other products more effectively such as additional frames or coating packages, all the while increasing an eye care providers efficiency and profitability.

The iCAM offering consists of the software for the iCAM (which was developed and written expressly for Viscorp), a digital camera (that is purchased and resold) and instructions.

Optical dispensing software has been accepted for several years as an important improvement for proper optical patient care. A dispenser is an eye-care practice that provides an outlet for patients to purchase glasses, contact lenses and other optical products. Optical dispensing is the act of an employee of an eyecare practice fitting a patient with glasses. We have an optical dispensing software solution designed to help end users choose optical frames using digital photography techniques. This technology is referred to as iCAM. With iCAM patients get the opportunity to make informed aesthetic decisions about frame purchases while wearing their current prescription lenses. Dispensers see clearly the improved patient service possibilities and up selling potential. However, the marketplace has only been offering very expensive turnkey kiosks costing $4,000 to $10,000. VisCorp sees an opportunity to serve 90% of dispensers who cannot justify the cost of turnkey set-ups by creating iCAM software for a dispenser's own computer. At a set-up cost of $1,500 and a $45 per month licensing fee, the profit from five to six eyewear upgrades per month delivers a one-year pay-back on the investment (for everything including the software upgrades).

Optical dispensing software is now available to all dispensers at an affordable price. Dispensers now have a tool to improve the introduction of new, improving, optical technologies such as anti-reflective coatings, new progressive lenses, thermochromics or polarization. The value of such optical enhancements is made obvious without any hint of a hard sale and patients get better solutions to their optical needs. After an hour or more of tests, eye drops and dazzling lights, a patient is sent to the optical dispensary to choose a new pair of frames which he/she will wear for at least the next two years. iCAM is an optical dispensing solution designed to help end users choose optical frames using digital photography techniques. The iCAM software application runs on the dispensers PC and streamlines the selection process, therefore, reducing wasted time.

Once a patient has narrowed down their frame selections to three or four frames, they sit in front of the computer. The iCAM application instantly captures their image in the frames chosen, allowing the patient to put their glasses back on and really see how they will look. Most optical patients have difficulty seeing clearly without their glasses, with over 30% of patients unable to see at all. They can see all images side-by-side, enlarged, etc. Further the iCAM can simply and quickly change lens color, add or subtract glare, and show lens thickness comparisons with different lens materials, on the patient's face. The iCAM has product tutorials on different lens styles, including specific branding provided by the lens manufacturers. The system will allow their image to be printed, stored for a future visit, and even e-mailed to their home so they can review it later. Customers can now make their frame and lens choices with confidence.

In the current economy, it is key for optical dispensers to be able to streamline frame selection and increase premium lens and coatings sales. With insurance companies paying eye doctors less and less each year for eye exams, the focus is on selling more profitable products to their current customers and attracting new patients with cutting edge technologies. The iCAM makes the frame choice faster and more satisfying to the patient, allowing a dispenser more time to go over other lens options. Instead of simply telling a customer about the benefits of an anti-reflective coating, they can use the iCAM and demonstrate the impact of the coating. We believe an optical dispenser will see an almost immediate increase of 20% in anti-reflective coatings sales, which annualizes to $30,000 for the average dispenser.

Next, the iCAM has integrated branded content from lens and coatings suppliers. When a dispenser is demonstrating polarized lenses to a patient, they can click on the icon of the lens manufacturer they plan to use in the patient's glasses. Displayed on the screen is the most up-to-date information on that lens. This truly serves to educate the patient on their lens choice.

BUSINESS OPERATIONS:

GOVERNMENT REGULATION:
At the present time there are no federal government regulations on eye care dispensing software applications.

OUR QUALIFICATIONS
Our qualifications are our reputation and experience in the optical industry. Charles Driscoll, President, has spent the better part of the past 10 years in the optical industry in multiple capacities. He has been a member of the Beitler-McKee Optical Laboratory Board since 1997 and has held various sales positions within the industry.

INDUSTRY & COMPETITION:
Market Analysis Summary:
Our target market is Eye Care Providers (ECP's), both nationally and internationally. These practices are either upscale or wish to be, and embrace technology as a way to attract new patients and increase sales and patient satisfaction. The common bond is the appreciation of technology, heavy local competition, and the need to increase profits. The following data was gathered from Jobson Research, www.jobsonresearch.com, and through printed and purchased reports on the eyecare industry in 20/20 Magazine and Vision Monthly, both Jobson publications. There are over 30,000 optical practices and over 40,000 optical retail stores in the US, consisting of:

37,000 Optometrists (OD's)
19,000 Ophthalmologists (MD's)
63,000 Opticians
 1,300 Optical Laboratories

With the population both growing and aging, the sale of glasses continues to grow. Even the rise in popularity of lasik surgery hasn't slowed its growth, as a person's eyes continue to change as one ages.

Market Segmentation:
Independent Eye Care Providers (ECP's) - This segment is VisCorp's primary focus, consisting of 50% of the US optometry industry. Consisting of over 25,000 optometrist and optician owned stores, they are the most price/value conscious when purchasing technology oriented dispensing aids.

Distributors - The distributors are optical labs and/or frame distributors who own the independent optometrist.

Partnerships - Other technology companies in the optical industry have contacted us about bundling / re-sale agreements. These talks are exploratory and no agreements have been entered into. Practice management groups (such as HMO's) and large retail chains (such as department chains with optical stores) are the targeted partners.

Retail Optical Chains - The national and regional optical chain stores now account for 50% of the optical industry. iCAM is a value/cost proposition that can be installed in chains nationwide for 15% of the cost of the competition. Multiple branding and custom development opportunities exist in this segment.

We have the opportunity with some larger customers to sell them a site license of the iCAM software and modify the software to reflect that customers branding, look and feel, and products sold. For example, in a current opportunity with a large grocery store chain, they are adding optical to their stores and see our software as a chance to differentiate themselves from their competition. We are currently talking with them about totally changing the name, branding, and feel of the iCAM to match their stores. This would be done without changing the underling technology. This process can be repeated many times with different large retailers, giving VisCorp multiple custom branding opportunities.

Target Market:
The focus are those dispensers who cannot or will not pay the cost of high-end turn-key kiosk type of optical dispensing software. The dispensers vary from large retail chains to local optometrists. They have been exposed to the iCAM mostly at trade shows where the ease of use made our booth a popular destination where dispensers were able to try our product on a demo. From both research and Mr. Drsicoll's personal experience, over 90% of customers are either unwilling or unable to spend thousands of dollars on frame try-on systems. We propose going to those dispensers who have already seen and appreciate the value of the dispensing software.

These sales strategies will apply at both the wholesale lab level and at the dispensing level. Both have already seen the possibilities and a very high percentage have failed to install the turn-key operations based entirely on cost.



RESULTS FOR THE FISCAL QUARTER ENDED September 30, 2006

Our fiscal quarter ended on September 30, 2006. Any reference to the end of the fiscal quarter refers to the end of the first fiscal quarter for the periods discussed herein.

REVENUE. Revenue for the three months ended September 30, 2006, was $900 compared with revenues for the three months ended September 30, 2005 of $1,280. Revenue for the nine months ended September 30, 2006, was $4,078 compared with revenues for the nine months ended September 30, 2005 of $22,515. The decline in revenue can be attributed to a refocusing of the company to target larger optical chains and a revamping of the company's software as well as our spending a lot of time on administrative issues, in particular with audits and registration filngs changing our strategy from the sole officer making all the sales to him looking for other salesmen so that we can have a benefit from more salesmen in the field.

EXPENSES. Total expenses for the three months ended September 30, 2006, were $2,730 compared with expenses for the three months ended September 30, 2005 of $7,450. Total expenses for the nine months ended September 30, 2006, were $30,096 compared with expenses for the nine months ended September 30, 2005 of

$34,216. The reduction is mainly due to reduced advertising expense. The nine months for 2006 include $10,000 of accounting and professional fees that were not incurred in 2005. This expense does not include depreciation which was $4,378 and $2,024 for the three months ended September 30, 2006 and 2005 respectively, and $13,133 and $6,071 for the nine months ended September 30, 2006 and 2005 respectively.

NET INCOME (LOSS). Net loss for the three months ended September 30, 2006 was $6,208 compared to a net loss of $7,540 for the three months ended September 30, 2005. Net loss for the nine months ended September 30, 2006 was $26,018 compared to a net loss of $11,057 for the nine months ended September 30, 2005. Such decrease in profit and increase in loss was due to the decrease in sales and increase in expenses.

LIQUIDITY AND CAPITAL RESOURCES. Viscorp filed on Form SB-1 a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective on September 18, 2006 and Viscorp has started to raise funds under that registration statement which provides for the company to sell a minimum of 150,000 and a maximum of 1,000,000 shares at $0.50 per share. As of November 14, 2006, the Company had not yet raised the minimum offering.

Employees

As of September 30, 2006, the Company had one employee.


ITEM 3.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer (the "Certifying Officers"), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2006. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the

Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.


Item No. 6 - Exhibits and Reports on Form 8-K.

(a) Report on Form 8-A12G was filed on September 22, 2006 to register our securities under Section 12(g) of the Act. No reports on Form 8-K were filed during the three months ended September 30, 2006.

(b)   Exhibits

Exhibit Number                      Name of Exhibit

31.1 Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.



SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISCORP, INC.

By /s/ Charles Driscoll
--------------------------------
Charles Driscoll, President, CFO

Date: November 15, 2006