Form 10QSB/A
period 2006-09-30
VISCORP, INC.
filed 2007-02-23
CIK 1362718

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A


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

         Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act: Yes [ ] No [ X ].

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

Date: February 22, 2006