Form 10KSB
period 2006-12-31
VISCORP, INC.
filed 2007-04-17
CIK 1362718

CURRENT REPORT FOR ISSUERS SUBJECT TO THE
                         1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

                   For the Fiscal Year Ended December 31, 2006

                                  VISCORP, INC.
             (Exact name of registrant as specified in its charter)

        Pennsylvania                   000-52236                20-4857782
(State or other jurisdiction    (Commission File Number)    (IRS Employer
 of incorporation)                                           Identification No.)

                 627 Nevin Avenue, Sewickley, Pennsylvania 15143
               (Address of principal executive offices (zip code))

                                  412-977-8366
              (Registrant's telephone number, including area code)



                                (Former address)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been subject to such filing requirement for the past 90days Yes [X] No [ ].

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act: Yes [ ] No [ X ].

Aggregate  market  value  of the  voting  stock  held by  non-affiliates  of the
registrant as of December 31, 2006:     $ -0-

Shares of common stock outstanding at December 31, 2006:    4,716,400

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

We were formed as a Limited Liability Company on August 21, 2002 in the State of Delaware and converted to a corporation on March 24, 2006 in the same State. Our executive offices are located at 627 Nevin Avenue, Sewickley, Pennsylvania. We are engaged in software development for Eye-Care Providers enabling them to service customers faster and more efficiently thereby enhancing customer satisfaction. The software allows customers to view digital images of themselves wearing the frames they choose.

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

Once a patient has narrowed down their frame selections to three or four frames, they sit in front of the computer. The iCAM application instantly captures their image in the frames chosen, allowing the patient to put their glasses back on and really see how they will look. Most optical patients have difficulty seeing clearly without their glasses, with over 30% of patients unable to see at all. They can see all images side-by-side, enlarged, etc. Further the iCAM can simply and quickly change lens color, add or subtract glare, and show lens thickness comparisons with different lens materials, on the patient's face. The iCAM has product tutorials on different lens styles, including specific branding provided by the lens manufacturers. The system will allow their image to be printed, stored for a future visit, and even emailed to their home so they can review it later. Customers can now make their frame and lens choices with confidence.

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

INDUSTRY & COMPETITION:

Market Analysis Summary:
Our market is split into two distinct categories: Large Retail and Chains Stores and Eye Care Providers (ECP's). The former, which is based on lower price and higher volume, accounts for over 55% of the optical marketplace, whereas the latter are typically practices that are either upscale or wish to be, and embrace technology as a way to attract new patients and increase sales and patient satisfaction. The common bond is the appreciation of technology, heavy local competition, and the need to increase profits. The following data was gathered from Jobson Research, www.jobsonresearch.com, and through printed and purchased reports on the eyecare industry in 20/20 Magazine and Vision Monthly, both Jobson publications. There are over 30,000 optical practices and over 40,000 optical retail stores in the US, consisting of:

         37,000 Optometrists (OD's)
         19,000 Ophthalmologists (MD's)
         63,000 Opticians
         1,300 Optical Laboratories

With the population both growing and aging, the sale of glasses continues to grow. Even the rise in popularity of lasik surgery hasn't slowed its growth, as a person's eyes continue to change as one ages.

Market Segmentation:
Large Retail and Chain Stores - This segment is Viscorp's primary focus and the fastest growing. A few years ago large retail chains, like grocery stores, began placing optical departments inside of their stores, benefiting from their own internal reward programs and advertising. In this segment the customer looks to customize and brand the system and to insert marketing materials for the specialty products they sell. We have the opportunity with some larger customers to sell them a site license of the iCAM software and modify the software to reflect that customers branding, look and feel, and products sold. For example, in a current opportunity with a large grocery store chain, they want to see if our software can differentiate them from their competition. We are currently talking with them about totally changing the name, branding, and feel of the iCAM to match their stores. This would be done without changing the underling technology. This process can be repeated many times with different large retailers, giving VisCorp multiple custom branding opportunities.

Independent Eye Care Providers (ECP's) - This segment is VisCorp's secondary focus, consisting of 40% of the US optometry industry. Consisting of over 25,000 optometrist and optician owned stores, they are the most price/value conscious when purchasing technology oriented dispensing aids.

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

Target Market:
Large Retail and Chain Stores-as this gives us the opportunity to leverage economies of scale. We can now place 10 to 100 iCAM systems at a time, while also benefiting from custom branding opportunity at each site. For example, we are currently working with Giant Eagle, a large Midwest grocery store chain with over 200 stores.

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


OUR BUSINESS STRATEGY

In 2006 our strategy shifted toward the large retail chains. In the past years, our business model was directed at retail sales to independent eyecare providers. Sales were achieved through expensive advertising and tradeshow attendance. Eyecare providers would contact VisCorp or a distributor directly to purchase an iCAM Patient Viewing System. Though this model was successful, it proved to be expensive and time consuming compared to the number of individual sales it produced. Therefore, in 2006 we made a change. Our new focus is on the larger retail and chain stores. As discussed above this segment now accounts for over 55% of the market and enables us to leverage economies of scale.

Management primarily consists of our President and CEO. As CEO, he is responsible for coordinating and leading the entire organization to achieve optimal results and goals. This includes directing consultants and measuring results. He also manages the budget to satisfy needs for traveling and accommodations to PR events and conventions. Additionally, our CEO is responsible for strategic thinking and placement within the Optical industry, constantly looking for new opportunities. As such, he is instrumental in building and maintaining relationships and contacts.


Competitors:
The optical dispensing software industry has limited competition and is relatively young. The most significant differentiators in the patient viewing system marketplace are price, ease of use, and functionality.

Price - Though all of the factors weigh on an optical practice's decision to purchase a patient viewing system, price is the most significant. Over the last six years, these solutions have been actively marketed but less than 10% of the marketplace has purchased one. Though optometrists routinely spend thousands of dollars on examination equipment, they have viewed dispensing technologies a luxury.

Ease of Use - The system must be easy to access, easy to use, streamline frame and lens selection, and cater to those "less technically savvy".

Functionality - The core reason to purchase a system is to help people who cannot see when choosing frames and to demonstrate the impact of anti-reflective coatings and other sale-up accessories and options.

Future products and services:
The Company plans to increase the technological aspects and functionality of our software, and after this is generating a positive income we will consider adding to our software offerings. We also plan to promote the Data Rescue segment of our business.

Sources and Availability of Raw Material:
We are a service business and do not use raw materials. We use products in performing our service that are readily available from many sources.

Dependence on One or a Few Major Customers:
We are not dependent on any one or a few major customers.

Costs and Effects of Compliance with Environmental Laws:
We are not aware of nor do we anticipate any environmental laws with which we will have to comply.

Number of Employees:
We have one employee, the President. The duties of the President are to solicit business by implementing the marketing initiatives and developing customers. The day to day duties are performed by the President.

Operations and Technology:
We are subject to dependence on technology. We maintain back-up systems so that if our computer systems or software were to fail, we would still be able to continue in our business since the software is an integral part of our business.

Research and Development:

The company does not have in development a product or software that will require use of a material amount of the assets of the company. Since inception, the company has spent $58,360 on company-sponsored research and development, $41,072 in fiscal 2005 and $-0- in 2006. Of this, $50,000 of software development costs were capitalized. The company currently employs one person, the President. The company does not know of any Federal, State or local provisions that will materially affect operations nor is it subject to environmental controls or regulations. Future expenditures will be dependent on the operating income generated from our product and the amount raised from our offering.


ITEM 2.  DESCRIPTION OF PROPERTY

The company has its office at 627 Nevin Avenue, Sewickley, Pennsylvania 15143.


ITEM  3. LEGAL PROCEEDINGS

The company is not involved in any legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote to the security holders during 2006.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Common Stock is not currently quoted on any exchange.

Shareholders

As of December 31, 2006, there were 78 record holders of the Common Stock. As of December 31, 2005, there were 67 record holders of the Common Stock.

Dividends

The Company has not paid cash dividends on any class of common equity since formation and the Company does not anticipate paying any dividends on its outstanding common stock in the foreseeable future.

Warrants

The Company has no warrants outstanding.


ITEM 6.   MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2006

2006 was a year of change for VisCorp Inc. In the past years, our business model was directed at retail sales to independent eyecare providers. Sales were achieved through expensive advertising and tradeshow attendance. Eyecare providers would contact VisCorp or a distributor directly to purchase an iCAM Patient Viewing System. Though this model was successful, it proved to be expensive and time consuming compared to the number of individual sales it produced.

Therefore, in 2006 we made a change. Our new focus is on the larger retail and chain stores. This segment now accounts for over 55% of the optical marketplace. Leveraging economies of scale, we can now place 10 to 100 iCAM systems at a time, while also benefiting from custom branding opportunity at each site. For example, we are currently working with Giant Eagle, a large Midwest grocery store chain with over 200 stores. Two years ago, they began placing optical stores inside of their grocery stores, benefiting from their own internal reward programs and advertising. iCAM systems have been installed in four stores, and installations planned for the next 20 stores. Giant Eagle has begun to work with VisCorp to customize the iCAM to match their branding, as well as to insert marketing materials for the specialty products they sell. VisCorp further benefits as Giant Eagle has begun an advertising campaign focusing on the iCAM as a special benefit their store offers. VisCorp is currently in discussion with 10 different optical chain stores across the country to duplicate this model.

This year, we are also updating the iCAM to better take advantage of the new technological advancements available today to make the iCAM faster, simpler to use, and more effective than ever before. In this process, we have discovered a new opportunity. We visited over 100 iCAM customers to get their insight on the system, and we heard the same thing, over and over again. The Frame try-on and anti-reflective demonstration portions of the iCAM application were by far the most important and most used part of the iCAM system. These components saved an optical retailer the most time and made them the most profit through add on AR Coating sales. We are now in the early process of development of a scaled down, sharp but simple version the iCAM that can be accessed from a website. We are meeting with the largest AR Coating manufacturers in the world, to create a branding relationship, in return for them to both advertise the iCAM as well as direct all of their customers to their website to use the iCAM. We see this as part of a very successful future for VisCorp Inc

Results for the year ended December 31, 2006

Revenue for the three months ended December 31, 2006, was $2,865 compared with revenues for the three months ended December 31, 2005 of $0. Revenue for the twelve months ended December 31, 2006, was $6,943 compared with revenues for the twelve months ended December 31, 2005 of $22,515. The decline in revenue can be attributed to a refocusing of the company to target larger optical chains and a revamping of the company's software. Also impacting revenue was our spending a lot of time on administrative issues, in particular with audits and registration filings, changing our strategy from the sole officer making all the sales to him looking for other salesmen so that we can benefit from more salesmen in the field

Total expenses for the three months ended December 31, 2006, were $16,556 compared with expenses for the three months ended December 31, 2005 of $5,800. Total expenses for the twelve months ended December 31, 2006, were $33,819 compared with expenses for the twelve months ended December 31, 2005 of $36,071. The increase is mainly due to accounting and professional fees related to our filing that were not incurred in 2005. The twelve months for 2006 include $8,200 of accounting and professional fees that were not incurred in 2005. This was partially off-set by a reduction of advertising expenses of $6,800 in 2005 compared to -0- in 2006. This expense does not include depreciation which was $4,378 and $4,356 for the three months ended December 31, 2006 and 2005 respectively, and $17,511 and $10,427 for the nine months ended December 31, 2006 and 2005 respectively.

Net loss for the period was $43,961 versus $23,275 in 2005.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, together with the independent auditors' report thereon of The Hall Group, CPA's appear on pages F-1 through F-9 of this report.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Management of Viscorp, Inc.
Sewickley, Pennsylvania

We have audited the accompanying balance sheet of Viscorp, Inc. as of December 31, 2006 and the related statements of operations, cash flows and members' equity for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viscorp, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ The Hall Group, CPAs
------------------------
The Hall Group, CPAs
Dallas, Texas

February 10, 2007

                            VISCORP, INC.
                            BALANCE SHEET
                          DECEMBER 31, 2006


                               ASSETS
Current Assets
      Cash and Cash Equivalents                                       $ 123,372
      Advances                                                            1,644
                                                                      ---------
          Total Current Assets                                          125,016

Fixed Assets
      Furniture & Equipment                                               5,908
      Software                                                           50,000
      Less: Accumulated Depreciation and Amortization                   (29,939)
                                                                      ---------
          Total Fixed Assets                                             25,969
                                                                      ---------

               TOTAL ASSETS                                           $ 150,985
                                                                      =========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts Payable and Accrued Expenses                           $  27,187
      Advance - Related Party                                            35,000
                                                                      ---------
          Total Liabilities (All Current)                                62,187

Stockholders' Equity
      Common Shares, $.001 par value, 50,000,000 shares authorized,
          4,716,400 shares issued and outstanding                         4,716
      Additional Paid-In Capital                                        176,484
      Retained Earnings (Deficit)                                       (92,402)
                                                                      ---------
          Total Stockholders' Equity (Deficit)                           88,798
                                                                      ---------

               TOTAL LIABILITIES
                   AND STOCKHOLDERS' EQUITY                           $ 150,985
                                                                      =========



   The accompanying notes are an integral part of these financial statements.

                                  VISCORP, INC.
                              Statements of Income
                 For the Years Ended December 31, 2006 and 2005


                                                          2006          2005
                                                     -----------    -----------


REVENUES                                             $     6,943    $    22,515

OPERATING EXPENSES
      Advertising                                              0          6,800
      Contract Services                                    3,753         12,000
      Depreciation and Amortization                       17,511         10,427
      Other Operating Expenses                            30,066         17,271
                                                     -----------    -----------
           TOTAL OPERATING EXPENSES                       51,330         46,498
                                                     -----------    -----------

NET OPERATING INCOME (LOSS)                              (44,387)       (23,983)

OTHER INCOME (EXPENSE)
      Other Income                                           426            708
                                                     -----------    -----------
           TOTAL OTHER INCOME (EXPENSE)                      426            708
                                                     -----------    -----------

NET (LOSS) BEFORE INCOME TAXES                           (43,961)       (23,275)

      Provision for Income Taxes (Expense) Benefit             0              0
                                                     -----------    -----------

NET (LOSS)                                           $   (43,961)       (23,275)

      Beginning Retained Earnings (Deficit)              (48,441)       (25,166)
                                                     -----------    -----------

ENDING RETAINED EARNINGS (DEFICIT)                   $   (92,402)       (48,441)
                                                     ===========    ===========

EARNINGS PER SHARE

      Weighted Average of Outstanding Shares           4,462,053      4,368,630
                                                     ===========    ===========
      Income (Loss) for Common Members               $     (0.01)         (0.01)
                                                     ===========    ===========


The accompanying notes are an integral part of these financial statements.




                                  VISCORP, INC.
                  Statement of Changes in Stockholders' Equity
                 For the Years Ended December 31, 2006 and 2005


                                                   Member Interest            Paid-In        Retained
                                                Shares           Amount       Capital        Earnings       Totals
                                             --------------   --------------------------   ---------------------------

2005
----
Beginning Stockholders' Equity                   4,150,000 $       4,150 $        7,850    $  (25,166)        (13,166)

      Issuance of Common Shares
          for Cash                                 285,000           285         28,215                        28,500

      Net (Loss)                                                                              (23,275)        (23,275)
                                             --------------   -----------   ------------   -----------   -------------

Ending Stockholders' Equity (Deficit)            4,435,000 $       4,435 $       36,065    $  (48,441)   $     (7,941)
                                             ==============   ===========   ============   ===========   =============

2006
----
      Issuance of Common Shares
          for Cash                                 281,400           281        140,419                       140,700

      Net (Loss)                                                                              (43,961)        (43,961)
                                             --------------   -----------   ------------   -----------   -------------

Ending Stockholders' Equity (Deficit)            4,716,400    $    4,716    $   176,484    $  (92,402)   $     88,798
                                             ==============   ===========   ============   ===========   =============



The accompanying notes are an integral part of these financial statements.


                                  VISCORP, INC.
                            Statements of Cash Flows
                 For the Years Ended December 31, 2006 and 2005


                                                                     2006         2005
                                                                   ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (Loss)                                            $ (43,961)   $ (23,275)
      Adjustments to reconcile net income to net cash
       provided by operating activities:
           Depreciation and Amortization                              17,511       10,428
           Decrease in Advances                                        1,960         (237)
           Increase in Accounts Payable and Accrued Expenses           4,777       22,410
                                                                   ---------    ---------
                Net Cash Provided (Used) by Operating Activities     (19,713)       9,326

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of Fixed Assets                                             0      (42,500)
                                                                   ---------    ---------
                Net Cash (Used) by Investing Activities                    0      (42,500)
                                                                   ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Purchase of Member Shares for Cash                             140,700       28,500
                                                                   ---------    ---------
                Net Cash Provided by Financing Activities            140,700       28,500
                                                                   ---------    ---------

NET INCREASE (DECREASE)
      IN CASH AND CASH EQUIVALENTS                                   120,987       (4,674)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         2,385        7,059
                                                                   ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                           $ 123,372    $   2,385
                                                                   =========    =========


SUPPLEMENTAL DISCLOSURES

      Cash Paid During the Year for Interest Expense               $       0    $       0
                                                                   =========    =========



The accompanying notes are an integral part of these financial statements.

                                  VISCORP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE 1 - NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------

         Nature of Activities, History and Organization:
         -----------------------------------------------

         Viscorp, Inc. (The "Company") operates as a developer and retailer of software for optometrists. The Company is located in Sewickley, Pennsylvania. The Company was originally formed as an LLC under the laws of the State of Delaware on August 20, 2002. In March 2006, the Company changed its status from an LLC to a Corporation registered in the State of Delaware.

         Significant Accounting Policies:
         --------------------------------

         The Company's management selects accounting principles generally accepted in the United States of America and adopts methods for their application. The application of accounting principles requires the estimating, matching and timing of revenue and expense. Below is a summary of certain significant accounting policies selected by management.

                  Basis of Presentation:
                  ----------------------

                  The Company prepares its financial statements on the accrual basis of accounting.

                  Cash and Cash Equivalents:
                  --------------------------

                  All highly liquid investments with original maturities of three months or less are stated at cost which approximates market value.

                  Marketable Securities:
                  ----------------------

                  Debt securities and equity securities that have readily determinable fair values are recorded at fair value in the accompanying balance sheet and are classified as available-for-sale.

                                  VISCORP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE 1 - (CONTINUED)
--------------------

                  Website Development Costs:
                  --------------------------

                  The Company adopted EITF 00-02, "Accounting for website developments costs". In accordance with EITF 00-02, the costs incurred for the (i) website application and infrastructure development; (ii) graphics development; and (iii) content development, which took the website to a functional stage where it could receive orders, were capitalized and amortized over three years. Maintenance expenses or costs that do not result in new revenue producing features or functions, such as updating information and products or maintenance of the website or promotion of the website using search engines, are expensed as incurred. Prior to this development, VisCorp had no website. For the years ended December 31, 2006 and 2005, website development costs were $0 and $700, respectively.

                  Earnings per Share:
                  -------------------

                  Earnings (loss) per share (basic) is calculated by dividing the net income (loss) by the weighted average number of member shares outstanding for the period covered. As the Company has no potentially dilutive securities, fully diluted earnings
                  (loss) per share is identical to earnings (loss) per share (basic).

                  Income Taxes:
                  -------------

                  Income from the corporation is taxed at regular corporate rates per the Internal Revenue Code. There are no provisions for current taxes due to net available operating losses.

                  Use of Estimates:
                  -----------------

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                                  VISCORP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 2 - FIXED ASSETS
---------------------

         Fixed assets at December 31, 2006 and 2005 are as follows:

                                                       2006             2005
                                                   ------------     ------------

                Furniture and Equipment            $     5,908      $     5,908
                Software                                50,000           50,000
                Less: Accumulated Amortization
                         and Depreciation              (29,939)         (12,428)
                                                   ------------     ------------

                         Total Fixed Assets        $    25,969      $    43,480
                                                   ============     ============

         Depreciation expense was $17,511 for the year ended December 31, 2006 and $10,428 for the year ended December 31, 2005.


NOTE 3 - NOTE PAYABLE - RELATED PARTY
-------------------------------------

         The Company entered into a note agreement with the father of the President of the Company. The note, in the amount of $35,000 is unsecured and due April 2, 2007. Interest is being accrued at 4% interest.


NOTE 4 - STOCKHOLDERS' EQUITY
-----------------------------

         The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.

         In March 2006, the Company converted its organizational structure from an LLC to a corporation. At the end of 2005, there were 443,500 membership interests outstanding that were converted to common stock on a 10 for 1 basis. After the conversion there were 4,435,000 shares outstanding. In the fourth quarter of 2006, the Company sold 281,400 shares for cash at $.50 per share.

         There were 4,716,400 and 4,435,000 shares outstanding at December 31, 2006 and 2005, respectively.

                                  VISCORP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE 5 - INCOME TAXES
---------------------

         The Company has adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable. Under SFAS No. 109, income tax expense consists of taxes payable for the year and the changes during the year in deferred assets and liabilities. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases and financial reporting bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

         Since the realization of any deferred tax benefits is contingent upon future earnings, no deferred tax asset has been accrued since the likelihood of future earnings has not been demonstrated.

         The Company had net losses for the periods ended December 31, 2006 and therefore incurred no tax liabilities. The net operating losses and their expiration dates are as follows:

                                                                    Expiration
                  Period Ended                    Net (Loss)            Date
                  ------------                    ----------        -----------

                  December 31, 2005                (23,275)             2025
                  December 31, 2006                (43,961)             2026

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURES

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a)      Evaluation of disclosure controls and procedures
         ------------------------------------------------

         We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.


(b)      Changes in internal controls
         ----------------------------

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

PART III.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

As of December 31, 2006, the following persons serve as directors and officers of the Company.

Charles Driscoll               Director, President and Secretary

Mr. Driscoll graduated from Ohio University with a Bachelor of Science in Communication in 1993. Following graduation from Ohio University, Mr. Driscoll began his career with Federated Investors in various financial service capacities. In 1995, Mr. Driscoll left Federated to become a licensed Investment Advisor and Broker, until he left to join a technology firm in Boston, Massachusetts two years later. Mr. Driscoll spent the next seven years in the technology industry in Boston and Pittsburgh, working in sales and business development roles for companies like PassGO, Wall Data, Seagull Software, and Promptu. In 2000, he left the software industry to launch a technology division for Beitler McKee Optical Company, a wholesale optical laboratory, of which he had been an active board member from 1997 to 2007 and owned 10% of the company (all non-voting shares). In 2007 Beitler McKee Optical was sold to XXXX. In 2003, Mr. Driscoll left Beitler McKee to launch VisCorp, Inc. to better serve the technology needs of the optical marketplace. He is 35, and currently resides in Pittsburgh, Pennsylvania with his wife and twin daughters.


ITEM 10. EXECUTIVE COMPENSATION

Our executive officer received $-0- in 2006.

ITEM 11. SECUIRTY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS


As of December 31, 2006, the following persons are known to the Company to own 5% or more of the Company's Voting Stock:

Title / relationship                                       Amount     Percentage
to Issuer                    Name of Owner                 Owned        Owned
------------------------------------------------------------------------------
President, Secretary
      and Director           Charles Driscoll              4,000,000    84.81%

Shareholder                  Progressive Investors, LLC *    435,000     9.22%
                                                           -------------------

All officers, directors, and
5% shareholders as a group                                 4,435,000    94.03%


* Mark Smith is the beneficial owner of Progressive Investors, LLC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

None.


ITEM 13. EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report: Included in Part II, Item 7 of this report:

         Report of Independent Public Accountant

         Balance Sheet as of December 31, 2006

         Statement of Operations - For the Twelve Months ended December 31, 2006 and 2005

         Statement of Stockholders Equity - For the Twelve Months ended December 31, 2006 and 2005

         Statement of Cash Flows - For the Twelve Months ended December 31, 2006 and 2005

         Notes to Financial Statements

(b) The company filed the following Form 8-K's in 2006.

None.

(c) Exhibits

31       Certification

32 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CEO and CFO



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES
The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2006 was $5,150.

(2) AUDIT-RELATED FEES
$5,150

(3) TAX FEES
NONE

(4) ALL OTHER FEES
NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES The Company does not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned hereunto duly authorized.


VISCORP, INC.

By:  /s/ Charles Driscoll
         ----------------
         Charles Driscoll
         Chief Executive Officer & Chief Financial Officer

Dated: April 10, 2007