Form 10QSB
period 2007-03-31
VISCORP, INC.
filed 2007-05-21
CIK 1362718

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                  For the quarterly period ended March 31, 2007

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                        Commission File Number 000-52236

                                  VISCORP, INC.
                                  -------------
        (Exact name of small business issuer as specified in its charter)


          Pennsylvania                                    20-4857782
          ------------                                    ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                 627 Nevin Avenue, Sewickley, Pennsylvania 15143
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (412) 977-8366
                                 --------------
                           (Issuer's telephone number)

                                       N/A
                                       ---

(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:. Yes [ X ] No [ ].


As of March 31, 2007, there were 4,772,900 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

                          PART I FINANCIAL STATEMENTS



Item 1     Financial Statements                                             2

Item 2     Management's Discussion and Analysis or Plan of Operation        8

                           PART II OTHER INFORMATION

Item 1     Legal Proceedings                                                17
Item 2     Changes in Securities                                            17
Item 3     Default upon Senior Securities                                   17
Item 4     Submission of Matters to a Vote of Security Holders              17
Item 5     Other Information                                                17
Item 6     Exhibits and Reports on Form 8-K                                 17

                                  VISCORP, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2007
                                   (Unaudited)


                                     ASSETS

Current assets
  Cash                                                                $ 128,330
                                                                      ---------
    Total current assets                                                128,330

Property and equipment, net                                              22,923

Other assets
  Advances - related party                                                9,317
                                                                      ---------
    Total other assets                                                    9,317
                                                                      ---------
TOTAL ASSETS                                                          $ 160,570
                                                                      =========

                       LIABILITIES AND STOCKHOLDERS'EQUITY

Current liabilities
  Accounts payable and accrued expenses                               $  22,926
  Advance - related party                                                35,000
                                                                      ---------
Total liabilities                                                        57,926
                                                                      ---------


Stockholders' deficit:
  Common stock, $.001 par value, 50,000,000 shares
  authorized, 4,772,900 shares issued and outstanding                     4,773
  Additional paid in capital                                            204,677
  Accumulated deficit                                                  (106,806)
                                                                      ---------
Total Stockholders' Equity                                              102,644
                                                                      ---------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 160,570
                                                                      =========











See Accompanying Notes to Financial Statements

                                  VISCORP, INC.
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2007 and 2006
                                   (Unaudited)


                                                   Three Months     Three Months
                                                       Ended           Ended
                                                     March 31,       March 31,
                                                       2007             2006
                                                   -----------      -----------
Revenue                                            $     3,112      $     3,178

Cost of sales                                                0                0
                                                   -----------      -----------

Gross profit                                             3,112)           3,178

Operating expenses:
 Depreciation                                            4,167            4,378
 Other general and administrative                       14,902            5,936
                                                   -----------      -----------
        Total operating expense                         19,069           10,314
                                                   -----------      -----------

 (Loss) from operations                                (15,957)          (7,136)

  Other(expense):
      Other Income                                       1,553                0

                                                   -----------      -----------

Net(loss)                                          $   (14,404)     $    (7,136)
                                                   ===========      ===========


Net loss per share:
  Basic and diluted                                $     (0.00)     $     (0.00)
                                                   ===========      ===========

  Weighted average shares outstanding:
  Basic and diluted                                  4,740,000        4,435,000
                                                   ===========      ===========











                 See Accompanying Notes to Financial Statements





                                  VISCORP, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                   Twelve Months Ended December 31, 2006, and
                        Three Months Ended March 31, 2007

                                   (unaudited)

                                                                        Retained
                                                        Additional      Earnings
                                  Common  Stock           Paid In     (Accumulated
                           Shares           Amount        Capital       Deficit)     Total
                         --------------------------------------------------------------------

Balance,
    December 31, 2005       4,435,000    $    4,435    $   36,065   $  (48,441)   $   (7,941)
Issuance of Common Stock
for cash                      281,400           281       140,419                    140,700


        Net loss                                                       (43,961)      (43,961)

                         --------------------------------------------------------------------
Balance,
   December 31, 2006        4,716,400    $    4,716    $  176,484      (92,402)       88,798

Issuance of Common Stock
for cash                       56,500            57        28,193                     28,250


        Net loss                                                       (14,404)      (14,404)


                         --------------------------------------------------------------------
Balance,
   March 31, 2007           4,772,900    $    4,773    $  204,677   $ (106,806)   $  102,644
                           ==========    ==========    ==========   ==========    ==========










See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                                  VISCORP, INC.
                            STATEMENTS OF CASH FLOWS
                    Three Months Ended March 31 2007 and 2006
                                   (Unaudited)

                                                          2007         2006
                                                        ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $ (14,404)   $  (7,136)
Adjustments to reconcile net deficit to cash used
  by operating activities:
    Depreciation and amortization                           4,167        4,378
Change in assets and liabilities:
  Accounts receivable                                           0       (3,400)
  Change in Advances                                       (9,173)           0
  Accounts payable and accrued expenses                    (2,761)       3,773
                                                        ---------    ---------
CASH FLOWS USED IN OPERATING ACTIVITIES                   (22,171)      (2,385)
                                                        ---------    ---------

CASH FLOWS USED IN INVESTING ACTIVITIES
     Purchase of software                                       0            0
     Purchase of fixed assets                              (1,121)           0
CASH FLOWS USED IN INVESTING ACTIVITIES                      --           --
                                                           (1,121)           0

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of member shares for cash                           28,250            0
                                                        ---------    ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                28,250            0

NET INCREASE (DECREASE) IN CASH                             4,958       (2,385)

  Cash, beg. of period                                    123,372        2,385
                                                        ---------    ---------
  Cash, end of period                                   $ 128,330    $       0
                                                        =========    =========



SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                         $    --      $    --
  Income taxes paid                                     $    --      $    --










                   See Accompany Notes to Financial Statements

                                  VISCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


The Company

Viscorp, Inc., (The "Company") operates as a developer and retailer of software for optometrists. The Company is located in Sewickley, Pennsylvania. The Company was originally formed as an LLC under the laws of the State of Delaware on August 20, 2002. In March 2006, the Company changed its status from an LLC to a Corporation registered in the State of Delaware.

Significant Accounting Policies

Basis of Presentation

Viscorp maintains its accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

The balance sheet of Viscorp as of March 31, 2007, the related statements of operations for the three months ended March 31, 2007 and 2006 and the statements of cash flows for the three months ended March 31, 2007 and 2006 and the statement of shareholders' equity for the twelve months ended December 31, 2006 and the three months ended March 31, 2007 included in the financial statements have been prepared by Viscorp without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly Viscorp's financial position and results of operations. The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results of operations for the full year or any other interim period.

Cash and cash equivalents

All highly liquid investments with original maturities of three months or less are stated at cost which approximates market value.

Marketable Securities

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


Web-site Development Costs

The Company adopted EITF 00-02, "Accounting for website developments costs". In accordance with EITF 00-02, the costs incurred for the (i) website application and infrastructure development; (ii) graphics development; and (iii) content development, which took the website to a functional stage where it could receive orders, were capitalized and amortized over three years. Maintenance expenses or costs that do not result in new revenue producing features or functions, such as updating information and products or maintenance of the website or promotion of the website using search engines, are expensed as incurred. Prior to this development, VisCorp had no website. In the three months ended March 31, 2007 and 2006, $0 has been expensed and none capitalized.

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

NOTE 2 - FIXED ASSETS:

Fixed assets at March 31, 2007 are as follows:

         Furniture & equipment               $    7,028
         Software                                50,000
                                             ----------
                                                 57,028
         Less: accumulated depreciation         (34,105)
                                             $   22,923
                                             ==========

Depreciation expense totaled $4,167 and $4,378 for the three months ended March 31, 2007 and March 31, 2006, respectively.


NOTE 3 - NOTE PAYABLE - RELATED PARTY

The Company entered into a note agreement with the father of the President of the Company. The note is in the amount of $35,000, is unsecured and due April 2, 2007. Interest is being accrued at 4%.

NOTE 4 - STOCKHOLDER'S EQUITY

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights. In March 2006, the Company changed its status from an LLC to a Corporation registered in the state of Delaware. `At March 31, 2007, there were 4,772,900 shares outstanding.


NOTE 5 - INCOME TAXES

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


NOTE 5 - INCOME TAXES (Continued)

The Company had a net loss for the period ended March 31, 2007, and therefore incurred no tax liability. As the loss was minimal, no deferred tax benefit was accrued. The net operating losses and their expiration follow:

                 Period Ended          Net loss           Expiration date
         ---------------------  ---------------------  ---------------------
         December 31, 2005             $23,275                  2025
         December 31 , 2006            $43,961                  2026
         March 31, 2007                $14,404                  2027

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

INDUSTRY & COMPETITION:
Market Analysis Summary:
Our target market is Eye Care Providers (ECP's), both nationally and internationally. The former, which is based on lower price and higher volume, accounts for over 55% of the optical market place, whereas the latter are typically practices that are either upscale or wish to be, and embrace technology as a way to attract new patients and increase sales and patient satisfaction. The common bond is the appreciation of technology, heavy local competition, and the need to increase profits. The following data was gathered from Jobson Research, www.jobsonresearch.com, and through printed and purchased reports on the eyecare industry in 20/20 Magazine and Vision Monthly, both Jobson publications. There are over 30,000 optical practices and over 40,000 optical retail stores in the US, consisting of:

37,000 Optometrists (OD's)
19,000 Ophthalmologists (MD's)
63,000 Opticians
1,300 Optical Laboratories

With the population both growing and aging, the sale of glasses continues to grow. Even the rise in popularity of lasik surgery hasn't slowed its growth, as a person's eyes continue to change as one ages.

Opportunities

Eye care Providers - Individual Sales:
This is still the core target market. VisCorp is scheduled to attend eight tradeshows in the next seven months. These include Vision Expo West in Las Vegas, Nevada with over 20,000 in attendance as well as the OLA Annual Meeting (Optical Laboratories of America) with over 500 independent optical labs in attendance. The other five tradeshows are regional in nature, including PA, VA,

Ohio, WV, and IL Optometric Associations. In 2006, eye care providers aggressively adopted PCs into their dispensaries due to pressure from the insurance companies. The optical laboratories are looking for value added services and products to gain an advantage over their competition, and we have five new optical lab prospects interested in reselling the iCAM. These tradeshows traditionally have netted VisCorp great returns, and we are targeting to sell 250 iCAM units by year-end through both direct and indirect sales. The funding raised allows us to create a strong presence at each event and staff each accordingly.

We have also entered into talks with one of the largest optical buying groups called Vision Source. Over 3,000 optometrists have joined this group, and pay an annual fee as well as a percentage of their profits through products purchased through them. Vision Source is interested in providing either a license of the iCAM to each customer or providing access to it via their site.

Big Box Store - Leveraging multi site optometric practices:
This segment of our marketing and sales effort is by far the most exciting and the most potentially profitable. Leveraging economies of scale, we are actively targeting and pursuing large retail store chains, such as Wal-Mart, and both national and regional Optometric chain stores, such as Pearl Vision. The iCAM application lends itself to custom branding with the store's logo and sales information, as well as demonstrating the exact products and services that the store sells. The iCAM has been modified to be easily rolled out in large networks, simply pushed out to all satellite stores via internet or intranet access, resulting in very low internal costs for the customer for installation and upgrades. The larger stores have hundreds, sometimes over a thousand locations.

The stores we are currently pursuing include Wal-Mart, Costco, Sam's Club, Target and BJs. We have either traveled to the stores or presented via the web and have met great interest. In March of this year for example, we met with representative of BJ's Wholesale Club, which has over 170 stores with optical dispensaries. We are discussing a licensing strategy that would present $25,000 of recurring revenue. This is a strategy which we hope to prove and duplicate on a trial basis in 2007 in three stores.

Regionally, we have been working with Giant Eagle, a large grocery store chain in Pennsylvania and Ohio with over 250 stores locations. They have launched optical departments in four stores, and have installed the iCAM in all the PCs in each dispensary. Based on the success of these installations and the benefits to the sales process in the optical, the iCAM will be installed in 15 more Giant Eagle Opticals over the next two years as they are built into those stores. There are plans for 80 stores over the next four years, and the iCAM is positioned to be in all stores. Work is currently underway to customize the iCAM to the brand identity of Giant Eagle and the products it carries.

Custom iCAM versions for Optical website access:

This is our newest market segment and target group. As with any market, there are certain industry leaders who own the market. Those players in the optometric marketplace are companies such as Essilor, Kodak, and Seiko. The largest by far is Essilor, which not only owns over 150 optical laboratories, it is also the largest lens manufacturer in the world of specialty lenses. More importantly, it also manufacturers the most popular AR coating in the world, called Crizal. One of the key features of the iCAM is its ability to demonstrate glare on a patients eyeglasses, and how an AR coating eliminates it. Using the iCAM has shown to increase AR coating sales over 50% in individual eye care practices, resulting in a huge profit increase.


We are in discussions with the Crizal marketing staff about creating a customized, scaled down version of the iCAM, demonstrating only frame selection and AR Coating. They are considering a model in which they would license the application for a set price per month and distribute it via their internet site. Their representatives in the field would then promote using the site with all of the regional eye care practices they service. They are interested to use this promote brand loyalty, as well as a means of driving their customers daily to their website, where they can change their message and brand on the fly.



RESULTS FOR THE FISCAL QUARTER ENDED March 31, 2007

Our fiscal quarter ended on March 31, 2007. Any reference to the end of the fiscal quarter refers to the end of the first fiscal quarter for the periods discussed herein.

REVENUE. Revenue for the three months ended March 31, 2007, was $3,112 compared with revenues for the three months ended March 31, 2006 of $3,178. The low revenue can be attributed to a refocusing of the company to target larger optical chains and a revamping of the company's software as well as our spending a lot of time on administrative issues, in particular with audits and registration filngs changing our strategy from the sole officer making all the sales to him looking for other salesmen so that we can have a benefit from more salesmen in the field.

EXPENSES. Total expenses for the three months ended March 31, 2007, were $14,902 compared with expenses for the three months ended March 31, 2006 of $5,936. The increase is mainly due to filing and trading fees $7,300 that are non-recurring and year-end audit costs of $4,650. This expense does not include depreciation which was $4,167 and $4,378 for the three months ended March 31, 2007 and 2006, respectively.

NET INCOME (LOSS). Net loss for the three months ended March 31, 2007 was $14,404 compared to a net loss of $7,136 for the three months ended March 31, 2006. Such increase in loss was due to the increase in expenses.

LIQUIDITY AND CAPITAL RESOURCES. Viscorp filed on Form SB-1 a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective on September 18, 2006 and to-date Viscorp has raised $168,950 by selling 337,900 common shares. The Company has exceeded the minimum shares (150,000) in the offering and can sell a maximum of 1,000,000 shares at $0.50 per share.

Employees

As of March 31, 2007, the Company had one employee.




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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2007. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.


Item No. 6 - Exhibits and Reports on Form 8-K.

(a) Report on Form 8-A12G was filed on September 22, 2006 to register our securities under Section 12(g) of the Act. No reports on Form 8-K were filed during the three months ended March 31, 2007.

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

VISCORP, INC.

By /s/ Charles Driscoll
--------------------------
Charles Driscoll, President, CFO

Date: May 15, 2007