Form 10QSB/A
period 2007-03-31
VISCORP, INC.
filed 2007-07-13
CIK 1362718

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

                        Commission File Number 000-52236

                                  VISCORP, INC.
                                  -------------
        (Exact name of small business issuer as specified in its charter)


            Delaware                                      20-4857782
          ------------                                    ----------
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

         Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act: Yes [X] No [ ].

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

Date: July 12, 2007