Form 10QSB
period 2007-06-30
VISCORP, INC.
filed 2007-08-14
CIK 1362718

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2007

                                       OR


[ ]  TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934


          From the transition period from ___________ to ____________.


                        COMMISSION FILE NUMBER: 000-52236


                                  VISCORP, INC.
                                  -------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                            20-4857782
           --------                                            ----------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                             Identification No.)

                 627 Nevin Avenue, Sewickley, Pennsylvania 15143
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (724) 759-1802
                                 --------------
                           (Issuer's telephone number)

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


As of June 30, 2007, there were 4,796,400 shares of Common Stock of the issuer outstanding.

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

                                  VISCORP, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2007
                                   (UNAUDITED)


                                     ASSETS

Current assets
  Cash                                                          $       126,330
                                                                  -------------
    Total current assets                                                126,330

Property and equipment, net                                              18,335

Other assets
  Advances - related party                                                9,317
                                                                ---------------
    Total other assets                                                    9,317
                                                                ---------------
TOTAL ASSETS                                                    $       153,982
                                                                ===============

                       LIABILITIES AND STOCKHOLDERS'EQUITY

Current liabilities
  Accounts payable and accrued expenses                         $        14,437
  Shareholder advance                                                    35,200
                                                                ---------------
Total liabilities                                                        49,637
                                                                ---------------


Stockholders' deficit:
  Common stock, $.001 par value, 50,000,000 shares
  authorized, 4,796,400 shares issued and outstanding                     4,796
  Additional paid in capital                                            216,404
  Accumulated deficit                                                  (116,855)
                                                                ---------------
Total Stockholders' Equity                                              104,345
                                                                ---------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $       153,982
                                                                ===============










See Accompanying Notes to Financial Statements



                                  VISCORP, INC.
                            STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (UNAUDITED)


                                          Three Months    Three Months   Six Months    Six Months
                                              Ended           Ended        Ended         Ended
                                            June 30,        June 30,      June 30,      June 30,
                                             2007            2006          2007          2006
                                         -----------    -----------    -----------    -----------

Revenue                                  $    15,850    $         0    $    18,962    $     3,178

Cost of sales                                      0              0              0              0
                                         -----------    -----------    -----------    -----------

Gross profit                                  15,850              0         18,962          3,178

Operating expenses:
 Depreciation                                  4,589          4,378          8,755          8,755
 Other general and administrative             22,344          8,297         37,247         14,234
                                         -----------    -----------    -----------    -----------
        Total operating expense               26,933         12,675         46,002         22,989
                                         -----------    -----------    -----------    -----------

 (Loss) from operations                      (11,083)       (12,675)       (27,040)       (19,811)

  Other(expense):
      Other Income                             1,035              0          2,587              0


Net(loss)                                $   (10,048)   $   (12,675)   $   (24,453)   $   (19,811)
                                         ===========    ===========    ===========    ===========


Net loss per share:
  Basic and diluted                      $     (0.00)   $     (0.00)   $     (0.01)   $     (0.00)
                                         ===========    ===========    ===========    ===========

  Weighted average shares outstanding:
  Basic and diluted                        4,756,952      5,500,000      4,756,952      5,500,000
                                         ===========    ===========    ===========    ===========









See Accompanying Notes to Financial Statements




                                                   VISCORP, INC.
                                         STATEMENT OF STOCKHOLDERS' EQUITY
                                    TWELVE MONTHS ENDED DECEMBER 31, 2006, AND
                                          SIX MONTHS ENDED JUNE 30, 2007

                                                        (unaudited)

                                                                       Retained
                                                        Additional     Earnings
                                  Common  Stock           Paid In    (Accumulated
                             Shares         Amount        Capital      Deficit)      Total
                           -----------------------------------------------------------------

Balance,
    December 31, 2005       4,435,000    $    4,435    $   36,065   $  (48,441)   $   (7,941)
Issuance of Common Stock
for cash                      281,400           281       140,419                    140,700


        Net loss                                                       (43,961)      (43,961)

                           -----------------------------------------------------------------

Balance,
   December 31, 2006        4,716,400    $    4,716    $  176,484      (92,402)       88,798

Issuance of Common Stock
for cash                       80,000            80        39,920                     40,000


        Net loss                                                       (24,453)      (24,453)


                           -----------------------------------------------------------------
Balance,
   March 31, 2007           4,796,400    $    4,796    $  216,404   $ (116,855)   $  104,345
                           ==========    ==========    ==========   ==========    ==========









See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                                  VISCORP, INC.
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30 2007 AND 2006
                                   (UNAUDITED)

                                                      2007         2006
                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $ (24,453)   $ (19,811)
Adjustments to reconcile net deficit to cash used
  by operating activities:
    Depreciation and amortization                       8,755        8,755
Change in assets and liabilities:
  Accounts receivable                                       0       (3,400)
  Change in Advances                                   (7,673)       9,748
  Accounts payable and accrued expenses               (12,751)       2,523
                                                    ---------    ---------
CASH FLOWS USED IN OPERATING ACTIVITIES               (36,122)      (2,185)
                                                    ---------    ---------

CASH FLOWS USED IN INVESTING ACTIVITIES
     Purchase of software                                   0            0
     Purchase of fixed assets                          (1,120)           0
                                                    ---------    ---------
CASH FLOWS USED IN INVESTING ACTIVITIES                (1,120)           0

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment - Advance from related party                (35,000)           0
  Shareholder advance                                  35,200            0
  Purchase of common stock for cash                    40,000            0
                                                    ---------    ---------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES            40,200            0
                                                    ---------    ---------
NET INCREASE (DECREASE) IN CASH                         2,958       (2,185)

  Cash, beg. of period                                123,372        2,385
                                                    =========    =========
  Cash, end of period                               $ 126,330    $     200
                                                    =========    =========



SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                     $    --      $    --
  Income taxes paid                                 $    --      $    --







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

The balance sheet of Viscorp as of June 30, 2007, the related statements of operations for the three months ended June 30, 2007 and 2006, and the six months ended June 30, 2007 and 2006, and the statements of cash flows for the six months ended June 30, 2007 and 2006 and the statement of shareholders' equity for the twelve months ended December 31, 2006 and the six months ended June 30, 2007 included in the financial statements have been prepared by Viscorp without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly Viscorp's financial position and results of operations. The results of operations for the six months ended June 30, 2007 and 2006 are not necessarily indicative of the results of operations for the full year or any other interim period.

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


Web-site Development Costs

The Company adopted EITF 00-02, "Accounting for website developments costs". In accordance with EITF 00-02, the costs incurred for the (i) website application and infrastructure development; (ii) graphics development; and (iii) content development, which took the website to a functional stage where it could receive orders, were capitalized and amortized over three years. Maintenance expenses or costs that do not result in new revenue producing features or functions, such as updating information and products or maintenance of the website or promotion of the website using search engines, are expensed as incurred. Prior to this development, VisCorp had no website. In the six months ended June 30, 2007 and 2006, $0 has been expensed and none capitalized.

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

NOTE 2 - FIXED ASSETS:

Fixed assets at June 30, 2007 are as follows:

         Furniture & equipment                                $     7,029
         Software                                                  50,000
                                                              -----------
                                                                   57,029
         Less: accumulated depreciation and amortization          (38,694)
                                                              -----------
                                                              $    18,335
                                                              ===========

Depreciation expense totaled $4,589 and $4,378 for the three months ended June 30, 2007 and 2006, respectively, and $8,755 for the six month period ended June 30, 2007 and 2006.


NOTE 3 - NOTE PAYABLE - RELATED PARTY

The Company entered into a note agreement with the father of the President of the Company. The note is in the amount of $35,000, is unsecured and was due April 2, 2007. Interest was being accrued at 4%. On April 2, 2007 the President personally repaid the related party note of $35,000 plus accrued interest ($200) and it is now recorded as a Shareholder Advance, bearing no interest.

NOTE 4 - STOCKHOLDER'S EQUITY

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights. In March 2006, the Company changed its status from an LLC to a Corporation registered in the state of Delaware. `At June 30, 2007, there were 4,796,400 shares outstanding.


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



NOTE 5 - INCOME TAXES (Continued)

The Company had a net loss for the period ended June 30, 2007, and therefore incurred no tax liability. As the loss was minimal, no deferred tax benefit was accrued. The net operating losses and their expiration follow:

        Period Ended                  Net loss                Expiration date
December 31, 2005                      $23,275                      2025
December 31 , 2006                     $43,961                      2026
June 30, 2007                          $24,453                      2027

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



RESULTS FOR THE FISCAL QUARTER ENDED June 30, 2007 and the six months ended June 30, 2007

Our fiscal quarter ended on June 30, 2007. Any reference to the end of the fiscal quarter refers to the end of the second fiscal quarter for the periods discussed herein.

REVENUE. Revenue for the three months ended June 30, 2007, was $15,850 compared with revenues for the three months ended June 30, 2006 of $0. The increased revenue can be attributed to revamping of the company's software. Revenue for the six months ended June 30, 2007 were $18,962 compared to revenues for the six months ended June 30, 2006 of $3,178. The increased revenue in both cases can be attributed to the revamping of the company's software and the sole officer being able to dedicate ore time on revenue generation.

EXPENSES. Total expenses for the three months ended June 30, 2007, were $26,933 compared with expenses for the three months ended June 30, 2006 of $12,675. Total expenses for the six months ended June 30, 2007 were $46,002 compared with expenses for the six months ended June 30, 2006 of $22,989. The increase in both periods is due to marketing costs of $13,450, product launching the revamped software. In the six month period the increase is due to the aforementioned marketing costs and filing and trading fees of $7,300 that are non-recurring and year-end audit costs of $4,650. This expense does not include depreciation which was $4,589 and $4,378 for the three months ended June 30, 2007 and 2006, respectively, and $8,755 for the six month periods ended June 30, 2007 and 2006.

NET INCOME (LOSS). Net loss for the three months ended June 30, 2007 was $10,048 compared to a net loss of $12,675 for the three months ended March 31, 2006. The decrease in loss was due to the increase in sales volume. Net loss for the six months ended June 30, 2007 was $24,453 compared to a net loss of $19,811 for the six months ended June 30, 2006. Such increase in loss was due to the increase in expenses.

LIQUIDITY AND CAPITAL RESOURCES. Viscorp filed on Form SB-1 a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective on September 18, 2006 and to-date Viscorp has raised $180,700 by selling 361,400 common shares. The Company has exceeded the minimum shares (150,000) in the offering and can sell a maximum of 1,000,000 shares at $0.50 per share.

Employees

As of June 30, 2007, the Company had one employee.




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


PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.


Item No. 6 - Exhibits and Reports on Form 8-K.

(a) Report on Form 8-A12G was filed on September 22, 2006 to register our securities under Section 12(g) of the Act. No reports on Form 8-K were filed during the three months ended June 30, 2007.

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

VISCORP, INC.

By /s/ Charles Driscoll
-----------------------
Charles Driscoll, President, CFO

Date: August 14, 2007