Form 10QSB
period 2007-09-30
VISCORP, INC.
filed 2007-11-14
CIK 1362718

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September, 30, 2007

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                        Commission File Number 000-52236

                                  VISCORP, INC.
                                  -------------
        (Exact name of small business issuer as specified in its charter)


         Delaware                                          20-4857782
-------------------------------                --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                 627 Nevin Avenue, Sewickley, Pennsylvania 15143
                    (Address of principal executive offices)

                                 (724) 759-1802
                           (Issuer's telephone number)

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

As of September 30, 2007, there were 4,796,400 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

                          PART I FINANCIAL STATEMENTS



Item 1     Financial Statements                                             2

Item 2     Management's Discussion and Analysis or Plan of Operation        11

                           PART II OTHER INFORMATION

Item 1     Legal Proceedings                                                13
Item 2     Changes in Securities                                            13
Item 3     Default upon Senior Securities                                   13
Item 4     Submission of Matters to a Vote of Security Holders              13
Item 5     Other Information                                                13
Item 6     Exhibits and Reports on Form 8-K                                 13

                                  VISCORP, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)


                                            ASSETS

Current assets
  Cash                                                                $ 104,925
                                                                      ---------
    Total current assets                                                104,925

Property and equipment, net                                              14,799

Other assets
  Advances - related party                                                4,173
                                                                      ---------
    Total other assets                                                    4,173
                                                                      ---------
TOTAL ASSETS                                                          $ 123,897
                                                                      =========

                             LIABILITIES AND STOCKHOLDERS'EQUITY

Current liabilities
  Accounts payable and accrued expenses                               $  12,986
  Shareholder advance                                                    35,200
                                                                      ---------
Total liabilities                                                        48,186
                                                                      ---------


Stockholders' deficit:
  Common stock, $.001 par value, 50,000,000 shares
  authorized, 4,796,400 shares issued and outstanding                     4,796
  Additional paid in capital                                            216,404
  Accumulated deficit                                                  (145,489)
                                                                      ---------
Total Stockholders' Equity                                               75,711
                                                                      ---------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 123,897
                                                                      =========












See Accompanying Notes to Financial Statements



                                  VISCORP, INC.
                            STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)


                                          Three Months   Three Months  Nine Months    Nine Months
                                              Ended          Ended        Ended          Ended
                                            Sept 30,       Sept 30,      Sept 30,       Sept 30,
                                             2007           2006          2007           2006
                                         -----------    -----------    -----------    -----------

Revenue                                  $         0    $       900    $    18,962    $     4,078

Cost of sales                                      0              0              0              0
                                         -----------    -----------    -----------    -----------

Gross profit                                       0            900         18,962          4,078

Operating expenses:
 Depreciation                                  3,536          4,378         12,292         13,133
 Sales and administrative                     26,406          2,730         62,810         16,964
                                         -----------    -----------    -----------    -----------
        Total operating expense               29,942          7,108         75,102         30,097
                                         -----------    -----------    -----------    -----------

 (Loss) from operations                      (29,942)        (6,208)       (56,140)       (26,019)

  Other(expense):
      Other Income                               466              0          3,053              0
                                         -----------    -----------    -----------    -----------

Net(loss)                                $   (29,476)   $    (6,208)   $   (53,087)   $   (26,019)
                                         ===========    ===========    ===========    ===========


Net loss per share:
  Basic and diluted                      $     (0.01)   $     (0.00)   $     (0.01)   $     (0.01)
                                         ===========    ===========    ===========    ===========

  Weighted average shares outstanding:
  Basic and diluted                        4,796,400      4,435,000      4,770,053      4,435,000
                                         ===========    ===========    ===========    ===========











                 See Accompanying Notes to Financial Statements




                                  VISCORP, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                   TWELVE MONTHS ENDED DECEMBER 31, 2006, AND
                      NINE MONTHS ENDED SEPTEMBER 30, 2007

                                   (unaudited)

                                                                        Retained
                                                         Additional     Earnings
                                  Common  Stock            Paid In    (Accumulated
                             Shares         Amount         Capital      Deficit)      Total
                        --------------------------------------------------------------------

Balance,
    December 31, 2005       4,435,000    $    4,435    $   36,065   $  (48,441)   $   (7,941)
Issuance of Common Stock
for cash                      281,400           281       140,419                    140,700


        Net loss                                                       (43,961)      (43,961)

                           -----------------------------------------------------------------

Balance,
   December 31, 2006        4,716,400    $    4,716    $  176,484      (92,402)       88,798

Issuance of Common Stock
for cash                       80,000            80        39,920                     40,000


        Net loss                                                       (53,087)      (53,087)


                           -----------------------------------------------------------------
Balance,
   September 30, 2007       4,796,400    $    4,796    $  216,404   $ (145,489)   $   75,711
                           ==========    ==========    ==========   ==========    ==========









See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                                  VISCORP, INC.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)

                                                      2007         2006
                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $ (53,087)   $ (26,019)
Adjustments to reconcile net deficit to cash used
  by operating activities:
    Depreciation and amortization                      12,292       13,133
Change in assets and liabilities:
  Accounts receivable                                       0       (3,400)
  Change in Advances                                   (2,529)       1,329
  Accounts payable and accrued expenses               (14,003)      12,772
                                                    ---------    ---------
CASH FLOWS USED IN OPERATING ACTIVITIES               (57,327)      (2,185)
                                                    ---------    ---------

CASH FLOWS USED IN INVESTING ACTIVITIES
     Purchase of software                                   0            0
     Purchase of fixed assets                          (1,120)           0
CASH FLOWS USED IN INVESTING ACTIVITIES             ---------    ---------
                                                       (1,120)           0

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment - Advance from related party                (35,000)           0
  Shareholder advance                                  35,000            0
  Purchase of Member Share for cash                         0            0
  Purchase of common stock for cash                    40,000            0
                                                    ---------    ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES            40,000            0

NET DECREASE IN CASH                                  (18,447)      (2,185)

  Cash, beg. of period                                123,372        2,385
                                                    ---------    ---------
  Cash, end of period                               $ 104,925    $     200
                                                    =========    =========



SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                     $    --      $    --
  Income taxes paid                                 $    --      $    --









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

The balance sheet of Viscorp as of September 30, 2007, the related statements of operations for the three months ended Septemebr 30, 2007 and 2006, and the nine months ended September 30, 2007 and 2006, and the statements of cash flows for the nine months ended June 30, 2007 and the twelve months ended December 31, 2006 and the statement of shareholders' equity for the twelve months ended December 31, 2006 and the nine months ended September 30, 2007 included in the financial statements have been prepared by Viscorp without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly Viscorp's financial position and results of operations. The results of operations for the nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results of operations for the full year or any other interim period.

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


Web-site Development Costs

The Company adopted EITF 00-02, "Accounting for Website Developments Costs". In accordance with EITF 00-02, the costs incurred for the (i) website application and infrastructure development; (ii) graphics development; and (iii) content development, which took the website to a functional stage where it could receive orders, were capitalized and amortized over three years. Maintenance expenses or costs that do not result in new revenue producing features or functions, such as updating information and products or maintenance of the website or promotion of the website using search engines, are expensed as incurred. Prior to this development, VisCorp had no website. In the nine months ended September 30, 2007 and 2006, $0 has been expensed and none capitalized.

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

NOTE 2 - FIXED ASSETS:

Fixed assets at September 30, 2007 are as follows:

         Furniture & equipment                                $     7,029
         Software                                                  50,000
                                                               ----------
                                                                   57,029
         Less: accumulated depreciation and amortization          (42,230)
                                                              -----------
                                                              $    14,799

Depreciation expense totaled $3,536 and $4,378 for the three months ended September 30, 2007 and 2006, respectively, and $12,292 and $13,133 for the nine month periods ended September 30, 2007 and 2006, respectively.


NOTE 3 - NOTE PAYABLE - RELATED PARTY

The Company entered into a note agreement with the father of the President of the Company. The note is in the amount of $35,000, is unsecured and was due April 2, 2007. Interest was being accrued at 4%. On April 2, 2007 the President personally repaid the related party note of $35,000 plus accrued interest of $200 and it is now recorded as a Shareholder Advance, bearing no interest.

NOTE 4 - STOCKHOLDER'S EQUITY

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights. In March 2006, the Company changed its status from an LLC to a Corporation registered in the state of Delaware. At September 30, 2007, there were 4,796,400 shares outstanding.


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

The Company had a net loss for the period ended September 30, 2007, and therefore incurred no tax liability and no deferred tax benefit was accrued. The net operating losses and their expiration follow:

                 Period Ended             Net loss           Expiration date
         ------------------------ --------------------- ----------------------
         December 31, 2005                 $23,275                 2025
         December 31 , 2006                $43,961                 2026
         September 30, 2007                $53,087                 2027

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

Opportunities

To date, 2007 can be best described as a building year. The core strategies listed below are being executed, but have been slowed due to both market and economy pressures. Though revenues are lower than expected, the outlook for 2008 is brighter.

Tradeshows:

This is still the core sales and marketing channel. VisCorp is scheduled to attend 2 more tradeshows before year end, and 3 more in first quarter 2008. These include Vision Expo East in New York with over 20,000 in attendance as well as the OLA Annual Meeting (Optical Laboratories of America) with over 500 independent optical labs in attendance. The other five tradeshows are regional in nature, including PA, Ohio, and WV Optometric Associations. In 2006, eye care providers aggressively adopted PCs into their dispensaries due to pressure from the insurance companies. The optical laboratories are looking for value added services and products to gain an advantage over their competition, and we have five new optical lab prospects interested in reselling the iCAM. These tradeshows, in prior years, have netted VisCorp varying returns, and we are targeting to sell 100 iCAM units by year-end through both direct and indirect sales.

We have also entered into talks with one of the largest optical buying groups called Vision Source. Over 3,000 optometrists have joined this group, and pay an annual fee as well as a percentage of their profits through products purchased through them. Vision Source is interested in providing either a license of the iCAM to each customer or providing access to it via their site. As of the end of the quarter, Vision Source has decided to bring this to a committee vote after their next annual meeting, in February.

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

The stores we are currently pursuing include Wal-Mart, Costco, Sam's Club, Target and BJs. We have either traveled to the stores or presented via the web and have met great interest. We are in discussion with BJ's Wholesale Club, which has over 170 stores with optical dispensaries, about a licensing strategy that would present $25,000 of recurring revenue. This is a strategy which we hope to execute and duplicate on a trial basis in the fourth quarter of 2007 in three stores. In house trials of software are scheduled in multiple locations in January 2008.

Regionally, we have been working with Giant Eagle, a large grocery store chain in Pennsylvania and Ohio with over 250 stores locations. They have launched optical departments in four stores, and have installed the iCAM in all the PCs in each dispensary, including their most recently launched store in Robinson

Township. Based on the success of these installations and the benefits to the sales process in the optical, the iCAM will be installed in 14 more Giant Eagle Opticals over the next two years as they are built into those stores. There are plans for 80 stores over the next four years, and the iCAM is positioned to be in all stores. Work is currently underway to customize the iCAM to the brand identity of Giant Eagle and the products it carries.

Custom iCAM versions for Optical website access:

This is our newest market segment and target group. As with any market, there are certain industry leaders who own the market. Those players in the optometric marketplace are companies such as Essilor, Kodak, and Seiko. The largest by far is Essilor, which not only owns over 150 optical laboratories, it is also the largest lens manufacturer in the world of specialty lenses. More importantly, it also manufacturers the most popular AR coating in the world, called Crizal. One of the key features of the iCAM is its ability to demonstrate glare on a patients eyeglasses, and how an AR coating eliminates it. Using the iCAM has shown to increase AR coating sales over 50% in individual eye care practices.

We are in discussions with the Crizal marketing staff about creating a customized, scaled down version of the iCAM, demonstrating only frame selection and AR Coating. They are considering a model in which they would license the application for a set price per month and distribute it via their internet site.



RESULTS FOR THE FISCAL QUARTER ENDED September 30, 2007 and the nine months ended September 30, 2007

Our fiscal quarter ended on September 30, 2007. Any reference to the end of the fiscal quarter refers to the end of the second fiscal quarter for the periods discussed herein.

REVENUE. Revenue for the three months ended September 30, 2007, was $0 compared with revenues for the three months ended September 30, 2006 of $900. The decreased revenue can be attributed to the poor reception of the revamped product in the market place. Reception was initially good as can be seen from our nine month revenue comparatives but in the third quarter we were not able to sustain the momentum. Revenue for the nine months ended September 30, 2007 were $18,962 compared to revenues for the nine months ended September 30, 2006 of $4,078. The increased revenue can be attributed to the increased marketing focus in the second quarter and the sole officer being able to dedicate more time on revenue generation.

EXPENSES. Total expenses for the three months ended September 30, 2007, were $26,406 compared with expenses for the three months ended September 30, 2006 of $2,370. Total expenses for the nine months ended September 30, 2007 were $62,810 compared with expenses for the nine months ended September 30, 2006 of $16,964. The increase in both periods is due to office expenses of $8,219, samples of $5,000 and business planning expenses of $5,000. In the nine month period the increase is due to the aforementioned business planning/office costs, marketing costs of $13,450, filing and trading fees of $7,300 that are non-recurring and year-end audit costs of $4,650. This expense does not include depreciation which was $3,536 for the three months ended September 30, 2007 and 2006, and $12,292 and $13,133 for the nine month periods ended September 30, 2007 and 2006, respectively.

NET INCOME (LOSS). Net loss for the three months ended September 30, 2007 was $29,476 compared to a net loss of $6,208 for the three months ended September 30, 2006. The increase in loss was due to the increased expenses mentioned above. Net loss for the nine months ended September 30, 2007 was $53,087 compared to a net loss of $26,019 for the nine months ended September 30, 2006. Such increase in loss was due to the increase in expenses.

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

Employees

As of September 30, 2007, the Company had one employee.




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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of

September 30, 2007. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.


Item No. 6 - Exhibits and Reports on Form 8-K.

(a) Report on Form 8-A12G was filed on September 22, 2006 to register our securities under Section 12(g) of the Act. No reports on Form 8-K were filed during the three months ended September 30, 2007.

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

Date: November 12, 2007