Form 10QSB
period 2007-12-31
VISCORP, INC.
filed 2008-02-14
CIK 1362718

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

[x]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number

Viscorp, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	20-4857782
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11th Floor, South Tower, Jinjiang Times Garden

107 Jin Li Road West

Chengdu , P. R. China, 610072
+0086-028-86154737

(Address, including zip code, and telephone number,
including area code, of Registrant’s principal executive offices)

627 Nevin Avenue, Sewickley, Pennsylvania 15143

 (Former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes [  ] No [X]

As of February 12 , 2008, we are authorized to issue up to 50,000,000 shares of Common Stock, par value US$.001 per share, of which 14,587,200 are currently issued and outstanding.

PART I – FINANCIAL INFORMATION

RAYGERE LTD.

BALANCE SHEET

AS OF DECEMBER 31, 2007

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 1,359,417
Accounts receivable, net of allowance of $32,860	3,260,179
Inventory	1,632,624
Advance payment to vendors	1,068,009
Other receivables	781,751

Total Current Assets	8,101,980

PROPERTY AND EQUIPMENT, NET	4,729,442

INTANGIBLES, NET	6,056,407

Total Assets	$18,887,829

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 991,250
Short-term bank loans	1,309,305
Due to shareholders	145,517
VAT taxes payable	202,313
Income tax payable	296,912
Payroll taxes payable	22,254
Other payables	194,998

Total Current Liabilities	3,162,549

STOCKHOLDERS’ EQUITY
Capital contribution	363,000
Additional paid-in capital	4,347,508
Statutory reserve	683,437
Retained earnings	9,323,261
Accumulated other comprehensive income	1,008,074

Total Stockholders’ Equity	15,725,280

Total Liabilities and Stockholders' Equity	$18,887,829

The accompanying notes are an integral part of these financial statements.

RAYGERE LTD.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

SALES	$ 14,918,692	$ 8,210,022	$7,749,199	$ 4,344,846

COST OF GOODS SOLD	8,861,258	5,091,764	4,567,429	2,702,593

GROSS PROFIT	6,057,434	3,118,258	3,181,770	1,642,253

EXPENSES
Selling, general and administrative	2,200,541	801,776	1,172,062	457,519
Research and development	61,558	13,380	34,106	6,269
Total Expenses	2,262,099	815,156	1,206,168	463,788

INCOME FROM OPERATIONS	3,795,335	2,303,102	1,975,602	1,178,466

OTHER INCOME (EXPENSES)
Other income	-	1,432	-	-
Interest expense	(66,362)	(71,745)	(31,659)	(36,604)
Total Other Income (Expenses)	(66,362)	(70,313)	(31,659)	(36,604)

INCOME BEFORE PROVISION FOR INCOME TAX	3,728,973	2,232,789	1,943,943	1,141,862

PROVISION FOR INCOME TAX	556,646	310,936	291,572	155,545

NET INCOME	3,172,327	1,921,853	1,652,371	986,317

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	574,966	106,623	391,115	62,937
1.1.1
1.1.2 COMPREHENSIVE INCOME	$3,747,293	$2,028,476	$2,043,486	$1,049,254

The accompanying notes are an integral part of these financial statements.

RAYGERE LTD.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31,

(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 3,172,327	$ 1,921,853
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	164,758	221,171
Bad debt expense	-	19,308
Changes in current assets and current liabilities:
Accounts receivable	(6,899)	(1,392,038)
Inventory	306,194	(400,339)
Advance payments to vendors	(1,040,484)	462,864
Other receivables	(624,610)	22,354

Accounts payable and accrued expenses	(252,002)	355,753
VAT taxes payable	(16,051)	19,584
Income tax payable	(20,953)	(683)
Payroll taxes payable	(1,707)	(13,584)
Other payables	66,426	(174,200)
Total Adjustments	(1,425,328)	(879,810)

Net Cash Provided by Operating Activities	1,746,999	1,042,043

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(133,591)	(50,719)
Additions to intangibles	-	(860,200)

Net Cash Used by Investing Activities	(133,591)	(910,919)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short-term bank loans	(801,540)	-
Repayment of shareholder loans	-	(13)
Repayment of long-term bank loans	(121,569)	(40,123)

Net Cash Used by Financing Activities	(923,109)	(40,136)

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	44,728	18,970

NET INCREASE IN CASH AND CASH EQUIVALENTS	735,027	109,958

CASH AND CASH EQUIVALENTS – BEGINNING	624,390	740,780

CASH AND CASH EQUIVALENTS – ENDING	$ 1,359,417	$ 850,738

The accompanying notes are an integral part of these financial statements.

RAYGERE LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Raygere Ltd. is a British Virgin Islands based holding company incorporated on January 26, 2007. In September 2007, the Company acquired a 100% interest in Grandway Group Holdings Ltd., which was incorporated on May 25, 2007, in the city of Hong Kong, the People’s Republic of China.   On November 5, 2007, Grandway Group Holdings Ltd. acquired a 100% interest in Chengdu Tianyin Pharmaceutical Co., Ltd. (“Chengdu Tianyin”), which was incorporated on April 1, 1994 in the city of Chengdu, the People’s Republic of China. The consolidated financial statements reflect all predecessor statements of income and cash flow activities from the inception of Chengdu Tianyin in July 2007. Chengdu Tianyin’s primary business is to research, manufacture, and sell pharmaceutical products.

NOTE 2 – ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and with the requirements of Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

NOTE 3– ACCOUNTS RECEIVABLE

Trade accounts receivable are stated at original invoice amount less allowance for doubtful receivables made based on management’s periodic review of aging of outstanding balances and customer credit history. Allowance for doubtful accounts amounted to $32,860 at December 31, 2007.

NOTE 4– INVENTORY

Inventory at December 31, 2007 consisted of the following:

Raw materials	$ 683,693
Packaging supplies	433,248

Finished goods	515,683

Total	$1,632,624

NOTE 5– PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 consisted of the following:

Building	$ 4,843,631
Manufacturing equipment	999,633
Office equipment and furniture	41,703
Vehicles	371,845
Subtotal	6,256,812
Less: Accumulated depreciation	1,527,370
Total	$4,729,442

Depreciation expense for the six months ended December 31, 2007 and 2006 were 151,533 and 197,939 respectively.

RAYGERE LTD.

NOTES TO FINANCIAL STATEMENTS

1.1.2.A

DECEMBER 31, 2007 AND 2006

NOTE 6– INTANGIBLE ASSETS

Net intangible assets at December 31, 2007 and 2006 were as follows:

Rights to use land	$1,357,290
Approved drugs	4,866,720
Intangible assets	6,224,010
Less: accumulated amortization	167,603
Total	$6,056,407

Amortization expense for the six months ended December 31, 2007 and 2006 amounted to $13,225 and $23,232, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The carrying value of accounts payable and accrued expenses approximate fair value due to the short-term nature of the obligations.

NOTE 8 – SHORT-TERM BANK LOANS

Short-term bank loans consist of the following:

On April 30th, 2007, the Company obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by April 29th 2008. The interest is calculated using an annual fixed interest rate of 7.668% and paid
monthly. The loan is secured by the Company’s property and equipment.	$ 329,040

On May 14th, 2007, the Company obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by May 13th 2008. The interest is calculated using an annual fixed interest rate of 7.668% and paid
monthly. The loan is secured by the Company’s property and equipment.	$ 219,360

On June 8th, 2007, the Company obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by June 7th 2008. The interest is calculated using an annual fixed interest rate of 7.884% and paid
monthly. The loan is secured by the Company’s property and equipment.	$ 274,200

On July 11th, 2007, the Company obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by July 10th 2008. The interest is calculated using an annual fixed interest rate of 8.541% and paid
monthly. The loan is secured by the Company’s property and equipment.	$ 137,100

On July 16th, 2007, the Company obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by July 15th 2008. The interest is calculated using an annual fixed interest rate of 8.541% and paid
monthly. The loan is secured by the Company’s property and equipment.	$ 137,100

On July 25th, 2007, the Company obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by July 24th 2008. The interest is calculated using an annual fixed interest rate of 8.892% and paid
monthly. The loan is secured by the Company’s property and equipment.	$ 212,505

Total short-term bank loans	$1,309,305

NOTE 9 – DUE TO SHAREHOLDERS

As of December 31, 2007 the company has a total amount of $145,517 in loans from stockholders. These loans are short-term in nature, unsecured and non-interest bearing.

RAYGERE LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 10 – EMPLOYEE WELFARE PLAN

The Company has established an employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees' salaries to the employee welfare plan.

NOTE 11 – RISK FACTORS

The Company had three major vendors who provided about 32% and 70% of the Company raw materials for the six months ended December 31, 2007 and 2006.  Total purchases from these vendors were $3,843,590 and $2,684,893 for the six months ended December 31, 2007 and 2006, respectively.

Three major customers accounted for 33% and 49% of the net revenue for the six months ended December 31, 2007 and 2006.  Total sales to these customers were $4,916,866 and $3,996,762, for the six months ended December 31, 2007 and 2006, respectively.

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

NOTE 12 - CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions of $1,359,417.

NOTE 13 – SUPPLEMENTAL CASH FLOW DISCLOSURES

	2007	2006

Cash paid for interest	$ 66,362	$ 71,745

Cash paid for income taxes	$ 577,599	$ 311,619

NOTE 14 - SUBSEQUENT EVENTS

On January 16, 2008, the Company entered into and consummated the transactions (the “Share Exchange”) contemplated under a Securities Exchange Agreement (the “SEA”) with Viscorp, Inc. (“Viscorp”). As part of the Share Exchange, the shareholders of Raygere were issued 12,790,800 shares of Common Stock (the “Common Stock”) of Viscorp, which represented 87.68% of the 14,587,200 issued and outstanding shares of Common Stock of Viscorp following the Share Exchange.

On January 16, 2008 and January 25, 2008, we completed a private financing totaling $15,225,000 million, with 27 accredited investors.  The net proceeds from the Financing were approximately $13,697,000.  Consummation of the Financing was a condition to the completion of the Share Exchange transaction with Raygere and the Raygere Stockholders under the Share Exchange.  The securities offered in the Financing were sold pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) by and among the Company, Raygere, the Raygere Stockholders; Grandway Group Holdings Limited (“Grandway”), a company organized under the laws of Hong Kong and a wholly-owned subsidiary of Raygere, and the investors named in the Purchase Agreement (collectively, the “Investors”).  Pursuant to the Purchase Agreement, we issued a total of 152.25 Units of securities consisting of (a) an aggregate of $15,225,000 million principal amount of our 10% convertible exchangeable notes due on or before June 30, 2009 (the “Notes”), (b) five (5) year warrants to purchase 4,757,814 shares of our Common Stock, $0.001 par value per share at an initial exercise price of $2.50 per share (the “Class A Warrants”), and (c) seven (7) year warrants to purchase 4,757,814 shares of our Common Stock at an initial exercise price of $3.00 per share (the “Class B Warrants” and together with the Class A Warrants, the “Warrants”).  The exercise prices of the Warrants are subject to weighted average and other anti-dilution adjustments.

In connection with the Financing, we granted warrants to purchase 1,522,500 shares of Common Stock with an exercise price of US$1.60, $2.50 and $3.00 per share to the placement agent, TriPoint Global Equities, LLC in the Financing.  These warrants have the same terms as the Warrants issued to Investors and included in the Units.

In connection with the Financing, we also entered into a Registration Rights Agreement with the Investors (the “Investor RRA”) agreement to register for resale the 21,308,753 shares of common stock being offered for resale by the investors in the financing.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report are forward-looking statements that involve risks and uncertainties. The factors listed in the section captioned “Risk Factors,” as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this prospectus.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Raygere for the three and six month periods ended  December 31, 2007 and 2006 , respectively, and should be read in conjunction with such financial statements and related notes included in this report.

Overview

We are engaged primarily in the development, manufacturing, marketing and sale of modernized traditional Chinese medicines and other pharmaceuticals in China. We currently manufacture and market a comprehensive portfolio of 34 products, 22 of which are listed in the highly selective National Medicine Catalog of the National Medical Insurance program.  We have an extensive product pipeline of 51 products which pending regulatory approvals with the China State Food and Drug Administration.

Established in 1994, Chengdu Tianyin was a manufacturer and supplier of modernized traditional Chinese medicines.  The current management of Chengdu Tianyin acquired 100% of the equity interest of Chengdu Tianyin in 2003.  On October 30, 2007, Grandway completed the acquisition of the 100% of the equity interest and now owns 100% of the equity interest of Chengdu Tianyin, a company located in Chengdu, Sichuan Province of the PRC that operates our business.

In the first six months of 2008 fiscal year, we continued the product channel expansion and increasing market penetration of our products that resulted in significant revenue growth in 2007.  Management plans to continue the emphasis on expanded and enhanced marketing and sales in the remainder of our 2008 fiscal year and beyond.  Part of this strategy involves increasing and improving our marketing and sales activities to enhance the market leadership of our key leading products and to increase the sales of other products by expanding our sales force, solidifying our distribution network and expanding our market segment coverage, and increasing our marketing and promotional activities.

As part of our continuing growth strategy, we will continue our partnership-based research and development efforts to further commercialize and broaden our product pipeline. We have over 50 drug candidates currently under SFDA review and are planning a series of market launches in the next few years from our product pipeline.

Additionally, as part of the use of proceeds from our recent private placement financings, we plan to build additional production facilities on the vacant land of our current premises to accommodate our growth. These new plants will host additional production and processing lines or different drug dosage forms.

Management also plans to pursue strategic acquisitions and licensing opportunities as part of our growth strategy in 2008 and beyond.   We plan to selectively pursue strategic acquisition and licensing opportunities to further consolidate our resources and expand our market coverage.  We believe that strategic acquisitions and licensing provide effective means to broaden our product lines, increase our market coverage and complement our research and development capabilities.

  Management believes that our emphasis on further commercializing and broadening our product line coupled with expansion of our production facility and capacity, enhanced sales and marketing efforts will continue to yield significant increases in revenue in the remainder of this fiscal year and beyond.   Additionally, we believe that our growth and overall market coverage could be approved by certain strategic acquisitions or licensing opportunities.

Reorganization

On January 16, 2008, we entered into a share exchange agreement, pursuant to which we acquired all of the outstanding capital shares of Raygere in exchange for a controlling interest in our common shares.

Raygere was organized on January 26, 2007 for the purpose of acquiring all of the capital shares of a Chinese corporation, Chengdu Tianyin, which is engaged in the development, manufacturing, marketing and selling of modernized TCM in China.  On October 30, 2007, Raygere’s wholly owned subsidiary, Grandway, acquired 100% of the equity interests in Chengdu Tianyin.  As a result of the transactions described above, 100% of the equity interest in Chengdu Tianyin is indirectly held by Raygere, which is a wholly-owned subsidiary of the Company.

Results of Operations

The following table shows the results of our business.  All references to the results of operations and financial condition are those of Chengdu Tianyin.

Comparison of results for the three and six months ended December 31, 2007 to the three and six months ended December 31 2006.

Three Months Ended December 31	2007	2006
Revenues	$7,749,199	$ 4,344,846

Cost of revenues	4,567,429	2,702,593
Gross profit	3,181,770	1,642,253
Selling, general and administrative expenses	1,172,062	457,519
Interest expense	(31,659)	(36,604)
Income taxes	291,572	155,545
Net profit (Loss)	1,652,371	986,317
Foreign adjustment	391,115	62,937
Comprehensive income (Loss)	$2,043,486	$1,049,254

Six Months Ended December 31	2007	2006
Revenues	$14,918,692	$ 8,210,022
Cost of revenues	8,861,258	5,091,764
Gross profit	6,057,434	3,118,258
Selling, general and administrative and research and development expenses…….	2,262,099	815,156
Interest expense	(66,362)	(71,745)
Income taxes	556,646	310,936
Net profit (Loss)	3,172,327	1,921,853
Foreign adjustment	574,966	106,623
Comprehensive income (Loss)	$3,747,293	$2,028,476

Revenues.  Total revenues were approximately US$7.7 million for the three months ended December 31, 2007 as compared to approximately US$4.3 million for the three months ended December 31, 2006, an increase of approximately US$3.0 million or 69.8%.  Revenues for the six months ended December 31, 2007 were approximately US$14.9 million.  This was an increase of roughly US$6.7 million or 81.7% as compared to total revenue of US $8.2 million for the six months ended December 31, 2007. The increase in our revenues was mainly the result of our expanded and enhanced sales and marketing efforts of our pipeline of current products.  Specifically, the significant revenue growth was driven by channel expansion and increasing market penetration of our current products.   Management believes that our emphasis  on broadening our product pipeline coupled with continued channel expansions, our enhanced marketing efforts and the planned expansion of our production facility will continue to yield significant increases in revenue in the remainder of this fiscal year and beyond.

Cost of Revenues.  Cost of revenues for the three months ended December 31, 2007 was approximately US$4.6 million or 59.7% of revenues as compared to US$2.7 million or 62.7% of revenues for the three months ended December 31, 2006.  Cost of revenues for the six months ended December 31, 2007 was roughly US$8.9 million.  For the six months ended December 31, 2006 our cost of revenues were approximately US$5.1 million.  For the six months ended December 31, 2007 our cost of revenue was approximately 59.7% of revenue as compared to 62.2% in 2006.   Our cost of revenues

are primarily composed of the costs of direct raw materials, labor, depreciation and amortization of manufacturing equipment and facilities, and other our overhead.

Operating Expenses.  Selling and general and administrative expenses were approximately US$1.17 million for the three months ended December 31, 2007, as compared to approximately US$0.46 million for the three months ended December 31, 2006, an increase of approximately US$0.71 million or 156%.  Selling and general and administrative expenses were approximately US$2.2 million for the six months ended December 31, 2007, as compared to approximately US$0.80 million for the three months ended December 31, 2006, an increase of approximately US$1.4 million or 175%.  The increase in operating expenses was mainly attributable to  increased advertising costs.  We anticipate that these costs will continue to slightly rise as we continue to expand our operations.    Research and development expenses for the three months ended December 31, 2007 were roughly $34,000 as compared to approximately $6,000 for the three months ended December 31, 2007.  For the six months ended December 31, 2007, research and development expenses were approximately $62,000 as compared to roughly $13,000 for the six months ended December 31, 2006.  Since the company acquired most of its products from third parties, the negligible research and development expenses mainly cover the cost of regulatory filings.

As a result, operating expenses were approximately $1.21 million for the three months ended December 31, 2007 and $2.26 million for the six months ended December 31, 2007 as compared to roughly $464,000 and $815,000 for the previous periods.

Interest expense.  Interest expense was approximately US$32,000 for the three months ended December 31, 2007, and US$37,000 for the three months ended December 31, 2006.  For the six months ended December 31, 2007 interest expense was roughly $66,000 as compared to $72,000 for the six months ended December 31, 2006.  This represents a decrease of $6,000 or 8.3%.  The decrease in interest expense was mainly due to repayment of certain loan balances.

Net income.  Net income was approximately US$1.65 million for the three months ended December 31, 2007, as compared to net income of approximately US$0.97 million for the three months ended December 31, 2006, an increase of US$0.68 million or 67.5%.  Net income was approximately US$3.17 million for the six months ended December 31, 2007, as compared to net income of approximately US$1.92 million for the six months ended December 31, 2006, an increase of US$1.25 million or 65.1%.  The increase in our net income were mainly the result of our increasing sales while limiting growth in overhead.

Foreign Currency Translation Adjustment.  Our reporting currency is the US dollar.  Our local currency, Renminbi (RMB), is our functional currency.  Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period.  Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to roughly US$1,008,000, as of December 31, 2007.  The balance sheet amounts with the exception of equity at December 31, 2007 were translated at 7.29 RMB to 1.00 US dollar as compared to 7.80 RMB at December 31, 2006.  The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the three months ended December 31, 2007, and December 31, 2006, were the average rate of exchange during the period.

Comprehensive Income.  As a result of the above, the comprehensive income, which adds the currency adjustment to net Income, were approximately US$2.04 million for the three months ended December 31, 2007 compared to the comprehensive income of US$1.05  million for the three months ended December 31, 2006, an increase of US$0.99 million or 94.3%.   The comprehensive income, which adds the currency adjustment to net Income, were approximately US$3.75 million for the six months ended December 31, 2007 compared to the comprehensive income of US$2.03 million for the six months ended December 31, 2006, an increase of US$1.72 million or 84.7%.

Liquidity and Capital Resources

As of June 30, 2007, we had working capital totaling approximately US$1.7 million, including cash and cash equivalents of US $624,390 million. On January 16, 2008 and January 25, 2008, we completed private financings totaling $15,225,000 million, with 27 accredited investors (the “January 2008 Financing”).   The net proceeds from the January 2008 Financing were approximately $13,697,000.

Net cash provided by operating activities was approximately US$1.75million for the six months ended December 31, 2007 as compared to approximately US$1.04 million for the six months ended December 31, 2006.  The increase in cash generated from operating activities during the six months ended December 31, 2007 period was primarily the result of significant revenue growth that produced considerable improvement in net income.

Net cash used in investing activities for the six months ended December 31, 2007 totaled approximately $134,000 and was related to the acquisition of intangible property and equipment.  Net cash used in investing activities for the six months ended December 31, 2006 totaled approximately $911,000 and was related to the acquisition of intangible property and equipment.  The decrease during the 2007 period was the result of a decrease in the acquisition of intangible, i.e. completed drugs from third parties.

Net cash used in financing activities for six months ended December 31, 2007 totaled approximately $923,000.  Net cash provided in financing activities for the six months ended December 31, 2006 was roughly $40,000.  The increase in net cash used ion financing activities was primarily a result of the repayment of certain short-term and long-term bank loans.

Although we expect that the net proceeds of the private placement described above, together with our available funds and funds generated from our operations will be sufficient to meet our anticipated needs for 12 months, we may need to obtain additional capital to continue to grow our business.  Our cash requirements may vary materially from those currently anticipated due to changes in our operations, including our marketing and distribution activities, product development, and expansion of our personnel and the timing of our receipt of revenues.  Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance.  There can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us or at all. The recently completed financing contains warrants which if fully exercised could raise approximately an additional $29,000,000.   The exercise of these warrants is, however, largely dependent upon the price of our stock in the public market.  As a result, we cannot guarantee when any of the warrants will be exercised, if at all and, as a result, the proceeds from the exercise of the warrants may not be available to us should we require additional financings or ever.

ITEM 3.  CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and acting chief accounting officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2007. Based on this evaluation, our principal executive officer and our acting chief accounting officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States.

(b)

Changes in internal control over financial reporting

During the quarter ended December 31, 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management does not expect that Disclosure Controls or Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

ITEM 1.

 Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  We are not aware of any pending or threatened legal proceeding that, if determined in a manner adverse to us, could have a material adverse effect on our business and operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)

Previously reported in our Form 8-K filed with the SEC on January 18, 2008 and January 28, 2008.

(b)

Not Applicable.

(c)

Not Applicable.

(d)

Not Applicable.

ITEM 3. Defaults upon Senior Securities

(a)

Not Applicable.

(b)

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)

In connection with the Share Exchange we completed on January 16, 2008, 83.40% of our shareholders approved, via written consent, to change our corporate name to Tianyin Pharmaceutical Co., Inc. and increase our authorized capital to include a class of preferred stock, whose terms shall later be determined by the Board.  However, such actions shall not become effective until twenty days after we mail a Schedule 14C to our shareholders regarding such actions, which we intend to do on or about February 5, 2008.

(b)

Not applicable.

(c)

Not applicable.

ITEM 5. OTHER INFORMATION

(a)

Effective January 25, 2008, as a result of the Share Exchange, we dismissed our principal accountant and the client-auditor relationship between us and The Hall Group, CPAs ceased.  On that same day, we engaged Patrizio & Zhao, LLC as our principal independent accountant to audit our financial statements for the fiscal year ended June 30, 2007.  We do not have an audit committee, but our Board approved changing our auditors.  The Hall Group served as our independent public accountant from 2006 to the date of their dismissal.  The Hall’s Group audit reports for our past two fiscal years did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years ended December 31, 2006 and 2005 and in the subsequent interim periods through the date of dismissal, there were no disagreements with the Hall Group on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of the Hall Group would have caused the Hall Group to make reference to the matter in their report.

Patrizio & Zhao audited the financial balance sheet of Chengdu Tianyin Pharmaceutical Co., Ltd. as of June 30, 2007, and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years ended June 30, 2007 and 2006; Chengdu Tianyin is our indirect wholly owned subsidiary located in Chengdu, Sichuan Province of the People's Republic of China that, post the Share Exchange, operates our current business.  Their report was included in our Current Report on Form 8-K that was filed with the SEC on January 18, 2008 and in the Registration Statement on Form S-1 that we filed on January 14, 2008.  Other than the aforementioned audit and report, during our two most recent fiscal years and the subsequent interim periods prior to engaging Patrizio & Zhao, we have not previously consulted with Patrizio & Zhao regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or (ii) the type of audit opinion that might be rendered on our financial statements; or (iii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Item 304 of Regulation S-K and the related instructions to that item) between us and the Hall Group, as there were no such disagreements, or an other reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K) during our two most recent fiscal years and any later interim period; we also have not received any written report or any oral advice concluding that there was an important factor to be considered by us in reaching a decision as to an accounting, auditing, or financial reporting issue.

In connection with Patrizio & Zhao’s audit, we requested that they review the disclosure contained above and provided them with an opportunity to furnish us with a letter addressed to the Commission containing any new information, clarification of our views expressed above or the respects in which they do not agree with our statements above.  Patrizio & Zhao informed us that no such letter is necessary.

We reported this change to the auditors on a Current Report on Form 8-K, which we filed on February 14, 2008 and provided the Hall Group with a copy of the disclosures contained there and requested that they furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not the Hall Group agrees with the statements made therein. A copy of the letter dated February 4, 2008 furnished by the Hall Group in response that that request was filed as Exhibit 16.1 to the 8-K.

(b)

Not applicable.

ITEM 6.  EXHIBITS

(a) The following exhibits are filed as part of this report.

           Exhibit No.                     Document

3.1	Articles of Incorporation, as amended (Incorporated by reference in Form 8-K filed 01/18/08).

16.1	Letter from The Hall Group, CPA (Incorporated by reference in Form 8-K filed 02/14/08).

31.1	Certification of Chief Executive Officer and Acting Chief Accounting Officer required by Rule 13a-14/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer and Acting Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:

February 14 , 2008

By: VICSCORP, INC.

/s/   Dr. Guoqing Jiang

      Name:  Dr. Guoqing Jiang

      Title:   Chairman and Chief Executive Officer