Form 10KSB
period 2007-12-31
TIANYIN PHARMACEUTICAL CO., INC.
filed 2008-05-13
CIK 1362718

CURRENT REPORT FOR ISSUERS SUBJECT TO THE

1934 ACT REPORTING REQUIREMENTS

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the Fiscal Year Ended December 31, 2007

TIANYIN  PHARAMACEUTICAL CO., INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	000-52236	20-4857782
(State or other jurisdiction of incorporation)	(Commission File Number	(IRS Employer Identification No.)

11th Floor, South Tower, Jinjiang Times Garden

107 Jin Li Road West

Chengdu , P. R. China, 610072
(Address of principal executive offices (zip code))

+0086-028-86154737

(Registrant’s telephone number, including area code)

Viscorp, Inc., 627 Nevin Avenue, Sewickley, Pennsylvania 15143, December 31

 (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES	X	NO

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been  subject to such filing  requirement  for the past 90 days.

X	YES	NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	X	NO

The issuer's revenues for its most recent fiscal year were:  $18,961

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 8, 2008 was $5,055,846 (computed by multiplying the closing sales price for our common stock on such date by the number of shares of common stock held by persons other than officers, directors or by record holders of 10% or more of the registrant’s outstanding common stock.  This characterization of officers, directors and 10% or more beneficial owners as affiliates is for purposes of computation only and is not an admission for any purposes that such people are affiliates of the registrant).

The number of shares of our common stock outstanding on May 8, 2008 was 14,587,200.

TABLE OF CONTENTS

PART I
Item 1	Description of Business	Page 5
Item 2	Description of Property	Page 15
Item 3	Legal Proceedings	Page 16
Item 4	Submission of Matter to a Vote of Security Holders	Page 17

PART II
Item 5	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	Page 17
Item 6	Management's Discussion and Analysis or Plan of Operation…	Page 23
Item 7	Financial Statements	Page F-1
Item 8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Page 37
Item 8A	Controls and Procedures	Page 37

PART III
Item 9	Directors and Executive Officers of the Registrant	Page 39
Item 10	Executive Compensation	Page 44
Item 11	Security Ownership of Certain Beneficial Owners, and Management and Related Stockholder Matters	Page 47
Item 12	Certain Relationships and Related Transactions	Page 49
Item 13	Exhibit List	Page 50
Item 14	Principal Accountants Fees and Services	Page 53

	Signatures	Page 54

PART I.

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING INFORMATION

From time to time, we may make written statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to uncertainties associated with the following:

(a) volatility or decline of our stock price;

(b) potential fluctuation in quarterly results;

(c) our failure to earn revenues or profits;

(d) inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement its business plans;

(e) inadequate capital to continue business;

(f) changes in demand for our products and services;

(g) rapid and significant changes in markets;

(h) litigation with or legal claims and allegations by outside parties; or

(i) insufficient revenues to cover operating costs.

There is no assurance that we will be profitable, we may not be able to successfully develop, manage or market our products and services, we may not be able to attract or retain qualified executives and technology personnel, our products and services may become obsolete, government regulation may hinder our business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the our businesses.

We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB and any Current Reports on Form 8-K filed by us.  All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statement above.

EXPLANATORY NOTE:  We are filing this Annual Report on Form 10-KSB for the year ending December 31, 2007, because our fiscal year did not change until the Share Exchange with Raygere Limited, a company organized under the laws of the British Virgin Islands, Time Poly Management Limited, Happyvale Limited and Fartop Management Limited, each a BVI company, and Cmark Holding Co., Ltd., an exempted company organized under the laws of the Cayman Islands closed on January 16, 2008.  Since our fiscal year ended prior to the consummation of the Share Exchange, an annual report covering such period was required.  Pursuant to Generally Accepted Accounting Principals and SEC regulations, our new filing schedule based upon the change of our fiscal year from December 31 to June 30, commences with the quarter ending March 30, 2008; we will file a 10-QSB on or before May 15, 2008.  Since the Share Exchange closed prior to the date this Annual Report is due but after the period for which this Report covers, the information contained herein speaks of the company both before and after the transaction.  Unless otherwise noted, references to “we,” “our,” “us” or similar words below, refer to the Company and its subsidiaries following the completion of the Share Exchange and Viscorp refers to the Company prior to the completion of the Share Exchange.

PART I.

ITEM 1.

DESCRIPTION OF BUSINESS

Viscorp was originally formed as an LLC under the laws of the State of Delaware on August 20, 2002. In March 2006, Viscorp changed its status from an LLC to a corporation registered in the State of Delaware. On January 16, 2008, we entered into and consummated the transactions (the “Share Exchange”) contemplated under a Securities Exchange Agreement (the “SEA”) by and among the Company, Raygere Limited (“Raygere”), a company organized under the laws of the British Virgin Islands (“BVI”) and Time Poly Management Limited, Happyvale Limited and Fartop Management Limited, each a BVI company, and Cmark Holding Co., Ltd., an exempted company organized under the laws of the Cayman Islands (collectively, the “Raygere Stockholders”), pursuant to which all the shares of Raygere were transferred to us and Raygere became our wholly-owned subsidiary.  As part of the Share Exchange, the shareholders of Raygere were issued 12,790,800 shares of our Common Stock (the “Common Stock”), which represented 87.68% of the 14,587,200 issued and outstanding shares of our Common Stock following the Share Exchange, but before the dilution resulting from the financing described below.  The shares issued pursuant to the SEA were issued pursuant to a claim of exemption under Section 4(2) of the Securities Act of 1933, as amended, for issuances not involving a public offering. A copy of the SEA is filed as an exhibit to this Form 8-K and is incorporated in its entirety herein.  The description of the SEA included herein is modified by such reference.

As a result of the Share Exchange, we believe we no longer qualified as a shell corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act.  Prior to the transaction, we were engaged in software  development  for Eye-Care  Providers  enabling  them to service  customers  faster  and  more  efficiently  thereby  enhancing  customer satisfaction. The software allows customers to view digital images of themselves wearing the frames they choose.  We also offer Data Rescue service, which is a data back-up solution that ensures a company that their data is always backed up and always retrievable.  However, in the past two years, the software and Data Rescue generated minimal to no revenue for the company. From and after the closing of the Share Exchange, our primary operations will consist of the operations of Tianyin.  Immediately prior to the Share Exchange we will sold all of our assets, which consisted solely of the software we developed and sold prior to the Share Exchange, to

Charles Driscoll for $100.00.

In accordance with the Share Exchange Agreement, we changed our corporate name to Tianyin Pharmaceutical Co., Inc. and increased our authorized capital to include a class of blank check preferred stock, whose terms shall be determined by the Board of Directors.  Pursuant to the terms of the SEA, Charles Driscoll resigned as our Chief Executive Officer, Chief Financial Officer and President, effective immediately upon closing; Mr. Driscoll also resigned as our sole director as of February 15, 2008.  Our Board of Directors appointed Guoqing Jiang to serve as the Chairman of our board and our Chief Executive Officer, effective as of the close of the Share Exchange, and nominated Mr. Stewart Lor to serve as one of our directors with such appointment to be effective on February 15, 2008.

Through our indirect wholly-owned subsidiary Chengdu Tianyin Pharmaceutical Co., Ltd., a corporation organized and existing under the laws of the People’s Republic of China (“Chengdu Tianyin”) , we are engaged primarily in the development, manufacturing, marketing and sale of modernized traditional Chinese medicines and other pharmaceuticals in China. We currently manufacture and market a comprehensive portfolio of 34 products of which 22 are listed in the highly selective National Medicine Catalog of the National Medical Insurance program.  We have an extensive product pipeline of 51 products which are pending regulatory approvals with the China State Food and Drug Administration.

Chengdu Tianyin has experienced significant growth in its business in recent years.  Its total net revenue and net income reached US$20.36 million and US$4.22 million respectively for the fiscal year ended June 30, 2007, up from US$13.46 million and US$2.75 million for the fiscal year ended June 30, 2006.

Established in 1994, Chengdu Tianyin, was a manufacturer and supplier of modernized traditional Chinese medicines.  The current management of Chengdu Tianyin acquired 100% of the equity interest of Chengdu Tianyin in 2003.  On October 30, 2007, Grandway completed the acquisition of the 100% of the equity interest and now owns 100% of the equity interest of Chengdu Tianyin, a company located in Chengdu, Sichuan Province of the PRC that operates our business.

Our Corporate Structure

Raygere was incorporated in the BVI on January 26, 2007.  On October 30, 2007, Raygere completed the acquisition of 100% of the equity interest in Chengdu Tianyin through Grandway, the 100% owned subsidiary of Raygere.  Substantially, all of our operations are conducted in China through Chengdu Tianyin.

The following diagram illustrates our corporate structure and the place of incorporation of each named entity at the effective date of the Share Exchange:

We are engaged primarily in the development, manufacturing, marketing and sale of modernized traditional Chinese medicines and other pharmaceuticals in China. We currently manufacture and market a comprehensive portfolio of 34 products of which 22 are listed in the highly selective National Medicine Catalog of the National Medical Insurance program.  We have an extensive product pipeline of 51 products which are pending regulatory approvals with the China State Food and Drug Administration.

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

 We have experienced significant growth in our business in recent years.  Our total net revenue and net income reached US$20.36 million and US$4.22 million respectively for the fiscal year ended June 30, 2007, up from US$13.46 million and US$2.75 million for the fiscal year ended June 30, 2006.

Industry Background and Market Opportunities

The pharmaceutical market in China presents an attractive and rapidly growing opportunity, which is driven by a number of positive trends including e.g. strong per capita GDP growth, government-backed healthcare reimbursement systems, and the size and growth of the country’s aging population, as well as the increasing spending on prescription and OTC medicines in recent years, including traditional Chinese medicine.

Increasing Healthcare Spending in Prescription and OTC Medicines

The rapid increase in the disposable income, government-backed healthcare spending and the number of elderly people in China in recent years have primarily resulted in an increasing spending on prescription and OTC medicines in China, which amounted to RMB212 billion (US$28 billion), RMB270 billion (US$36 billion), and RMB547 billion (US$72 billion) in 2002, 2003 and 2004, respectively, representing a compound annual growth rate of over 60%, according to the PRC Ministry of Labor and Social Security.  Traditional Chinese medicines accounted for approximately 30% of the total medicine spending in each of those years.

National Medical Insurance Program

The National Medical Insurance Program, introduced in 1999, is the largest medical insurance program in China. As of the end of 2006, the number of participants enrolled in this program was 157.4 million, and this number is expected to grow to 300 million by 2010, according to the PRC Ministry of Labor and Social Security.

The National Medical Insurance Program is funded primarily by provincial governments and, to a lesser degree, by program participants and their employers.  The program has two types of accounts: individual accounts and social pool accounts.  Each participant has an individual account that holds all contributions from the participant and 30% of the contributions from his or her employer.  The amounts of the employer’s and the participant’s contributions are determined as fixed percentages of the participant’s salary. An increase in the participant’s salary will increase the size of both contributions to the participant’s individual account, subject to a fixed monthly cap that varies from city to city and may be adjusted from year to year.  A participant may claim reimbursement from his or her individual account for prescription medicines, OTC medicines and other out-patient and in-patient medical expenses.  The maximum amount available for reimbursement for an individual program participant is capped at a level equal to the balance in that individual’s account.  In addition to individual accounts, the National Medical Insurance Program in each province also includes a social pool account, which holds the contributions from the provincial government as well as the remaining 70% of employer contributions.  The social medical expense pool is used to pay for hospitalization costs and in-patient related charges incurred by the participants, subject to certain co-payments, exclusions and limitations.  Other than in the relatively more affluent eastern provinces in China, many provincial governments have not fully funded the provincial social medical expense pools, which results in delay or failure in reimbursing the hospitalization costs and other in-patient related expenses of National Medical Insurance Program participants.

The national medicine catalog of the National Medical Insurance Program provides guidance on which prescription and OTC medicines are included in the program and to what extent the purchases of these medicines are reimbursable.  The implementation of the National Medical Insurance Program is delegated to provincial governments, each of which has established its own medicine catalog. National catalog medicines are divided into Tier 1 and Tier 2 medicines.  A program participant can be reimbursed for the full cost of a Tier 1 medicine and for 80-90% of the cost of a Tier 2 medicine if the tier under which a medicine falls is confirmed by the provincial medicine catalog of a province where the participant resides.  A provincial government is required to include all Tier 1 medicines listed in the national medicine catalog in its provincial medicine catalog, but may use its discretion based on its own selection criteria to add other medicines to, or exclude Tier 2 medicines listed in the national medicine catalog from, its provincial medicine catalog, so long as the combined number of the medicines added and excluded does not exceed 15% of the number of the Tier 2 medicines.  In addition, a provincial government may use its discretion to upgrade a nationally classified Tier 2 medicine to Tier 1 in its provincial medicine catalog, but may not downgrade a nationally classified Tier 1 medicine to Tier 2.  Inclusion of a medicine in the national and provincial medicine catalogs is based on a number of factors, including price and efficacy.  For purchases of provincial catalog medicines to be reimbursable under the program, these medicines must be purchased from hospitals or retail pharmacies authorized under the National Medical Insurance Program.  We understand that almost all state-owned hospitals are designated as authorized hospitals under the National Medical Insurance Program.  We believe that inclusion of a medicine in a provincial medicine catalog can substantially improve sales of the medicine in the respective Chinese province because:

•

The eligibility for reimbursement makes this medicine more affordable to program participants; and

•

The inclusion enhances public perception that the medicine is safe and reliable because the inclusion process requires additional examination and testing of the medicine.

We have 22 products that are currently included in the national medicine catalog of the National Medical Insurance Program.

Prescription Medicines and Hospitals

Most people in China seek both in-patient and out-patient medical treatments at state-owned hospitals, where doctors may only prescribe medicines that are listed on the hospital’s formulary. Hospital administrators generally decide whether to include a particular medicine on their formulary based upon a number of factors, including doctors’ interest in prescribing the medicine, the cost of the medicine, the perceived efficacy of the medicine and the hospital’s budget.  Unlike in the United States, where patients typically fill their prescriptions at pharmacies unaffiliated with hospitals, out-patients in China typically fill their prescriptions at hospital pharmacies.

Hospitals in China are classified under the Ministry of Health-administered hospital classification system into three classes based upon a number of factors, including reputation, the number of doctors and nurses, total number of in-patient beds, equipment and expertise.  The best and largest hospitals are designated as “Class 3” hospitals, and the second and third tiers as “Class 2” and “Class 1,” respectively.  In 2005, 946 and 5,156 out of 18,703 total Chinese hospitals were designated as “Class 3” and “Class 2” hospitals, respectively, according to the PRC Ministry of Health statistics.

Substantially all hospitals in China are owned and operated by the government. State-owned hospitals generally have effective monopolies in their respective geographic areas, enabling them to use their market power to obtain prescription medicines from pharmaceutical companies at lower prices.

OTC Medicines and Retail Pharmacies

While out-patients in China generally fill their prescriptions at hospital pharmacies, they primarily purchase OTC medicines from retail pharmacies.  To the extent that a medical condition can be treated with an OTC medicine, many Chinese people choose to purchase an OTC medicine instead of seeing a doctor in a hospital for a prescription medicine.

The retail pharmacy sector in China is highly fragmented.  Retail pharmacies in China include pharmacy chain stores, individual stores, retail chain stores with OTC counters, and OTC counters in supermarkets.  While they are expanding quickly, neither pharmacy chain stores nor retail chain stores with OTC counters have developed a nationwide presence in China.  As a result, retail pharmacies tend to have less bargaining power than hospitals in procuring medicines from pharmaceutical companies.

A small portion of retail pharmacies in China are authorized under the National Medical Insurance Program.  A program participant may be reimbursed for the cost of a medicine included in the provincial medicine catalog only if he or she purchases that medicine from an authorized retail pharmacy.

In 2004, the Chinese government authorities began to enforce the regulation prohibiting advertisement of prescription medicines through mass media.  However, OTC medicine can be advertised in the mass media. Chinese consumers normally purchase OTC medicines based upon brand name recognition and price.  Consumers gain familiarity with an OTC medicine through advertising, word-of-mouth and recommendations by pharmacy salespeople.

TCM as a Mainstream Medicine in China

TCM has been widely used in China for thousands of years and is therefore deeply ingrained in Chinese culture.  In general, TCM has long been perceived by many Chinese to be safe and efficacious, while causing fewer side effects than western medicine.  A majority of Chinese consumers give equal consideration to western medicine and TCM in choosing a medicine.

The Chinese government is committed to supporting and promoting the development of modernized TCM, as evidenced by the government’s formulation of an industry development plan for the modernized traditional Chinese medicine sector and adding more modernized traditional Chinese medicines to the national medicine catalog of the National Medical Insurance Program.

In 2005, 2,620 out of a total of 18,703 Chinese hospitals were designated as traditional Chinese medicine hospitals.  In addition, a significant majority of hospitals in China, including western medicine hospitals, has a department dedicated to traditional Chinese medicine, and doctors with western medical training in other departments of the hospital can also prescribe traditional Chinese medicine to their patients.

In 2004, the Chinese government updated the 2000 national medicine catalog of the National Medical Insurance Program and increased the number of traditional Chinese medicines included in the catalog by 98.3%, from 415 to 823.  After the update, the number of traditional Chinese medicines, as a percentage of the total medicines included in the 2004 national medicine catalog, increased to 44.4% from the previous level of 36.4% in the 2000 national medicine catalog.

Therefore, due to traditional Chinese medicine’s role in Chinese culture and the government’s support, traditional Chinese medicine is and will remain mainstream medicine in China.

Our Growth Strategy

We are seeking to become a leader in the TCM industry in China.  Our growth strategy is as follows:

Expand the Facility and Capacity.  Since our current utilization is virtually at full capacity, we are planning to build additional production facilities on the vacant land of our current premises to accommodate our growth. New plants will host additional production and processing lines of different drug dosage forms.

Commercialize and Continue to Broaden Our Product Pipeline.  We will continue our partnership-based research and development efforts to further commercialize and broaden our product pipeline. We have over 50 drug candidates currently under SFDA review and are planning a series of market launches in the next few years from our product pipeline.

Expand and Enhance Marketing and Sales.  We will expand and enhance our marketing and sales activities to enhance the market leadership of our key leading products and to increase the sales of other products by expanding our sales force, solidifying our distribution network and expanding our market segment coverage, and increasing our marketing and promotional activities.

Pursue Strategic Acquisition and Licensing Opportunities.   We plan to selectively pursue strategic acquisition and licensing opportunities to further consolidate our resources and expand our market coverage.  We believe that strategic acquisitions and licensing provide effective means to broaden our product lines, increase our market coverage and complement our research and development capabilities.

Our Products

TCM has been widely used in China for thousands of years and is therefore deeply ingrained in Chinese culture.  Historically, TCM consisted primarily of mixtures of dried herbs and, in some cases, animal parts and minerals.  These mixtures would be boiled and simmered at home to create a medicinal tea or soup.  These liquid concoctions were inconvenient to prepare and take, and their dosage and quality were inconsistent due to varied methods of preparation and differences in the quality of ingredients. In recent decades, however, pharmaceutical companies in China have applied modern production technologies to extract active ingredients out of the mixtures and formulate the extracts into a variety of dosage forms such as tablets, capsules and granules, which is referred to as modernized TCM.  These modernized formulations offer patients convenient forms of TCM and also substantially improve their quality, consistency and dosage precision. The combination of traditional therapies in modern form makes our products extremely attractive to the Chinese population.

We currently manufacture and market a comprehensive portfolio of 34 modernized TCM and pharmaceuticals designed to address large market opportunities; 22 of which are listed in the National Medicine Catalog of the National Medical Insurance Program.  We have an extensive product pipeline of 51 products pending SFDA regulatory approvals.

Our products are intended to address significant medical needs in the therapeutic areas spanning internal medicines, gynecology, hepatology, otolaryngology, urology, neurology, gastroenterology, orthopedics, dermatology, pediatrics, among others.    A list of our products is presented below:

NO.	PRODUCT	CATEGORY	SFDA DRUG REG. NO.	INDICATIONS
1	Qingrejiedu Oral Liquid	Internal Medicine	Z51020066	Inflammation, fever, cold, upper respiratory infection
2	Ginkgo Mihuan Oral Liquid	Internal Medicine	H20013079	Coronary heart diseases, myocardial infarction
3	Yupingfeng Oral Liquid	Internal Medicine	Z20003099	Boost of energy and immune system, strengthening of physical body
4	Qijudihuang Oral Liquid	Internal Medicine	Z20023391	Improvement on liver function
5	Fukangbao Oral Liquid	Gynecology	Z10983056	Anemia, irregular menstrual cycle

6	Benorylate Granules	Internal Medicine	H10970068	Rheumatoid arthritis
7	Yuelian Chongcao Oral Solution	Internal Medicine	B20020680	Improvement on kidney function, boost of body energy
8	Radix Sophorae Flavescentis Vaginal Effervescent Tablets	Gynecology	Z20050184	Cervical erosion
9	Qianggan Syrup	Hepatology	Z20054224	Chronic hepatitis, early liver cirrhosis, fatty liver disease
10	Levofloxacin Hydrochloride Tablets	Internal Medicine	H20066521	Anti bacterial infection
11	Hugan Tablets	Hepatology	Z20063054	Chronic hepatitis, early liver cirrhosis
12	Qianglipipa Oral Liquid	Otolaryngology	Z20063046	Suppressing cough, mucus clearance, bronchitis
13	Ganoderma Lucidum Capsules	Neurology	Z20063833	Insomnia, neurasthenia, amnesia
14	Yishengling Granules	Internal Medicine	Z20063841	Improvement of kidney function and sperm counts, impotence
15	Qianbobiyan Tablets	Otolaryngology	Z20063837	Inflammation, chronic and acute rhinitis
16	Dabaidu Capsules	Urology	Z20055092	Inflammatory symptoms of STD’s, e.g. syphilis
17	Huganning Tablets	Hepatology	Z20054697	Chronic and acute hepatitis
18	Yanlixiao Capsules	Internal Medicine	Z20064158	Anti-inflammatory, bacterial infectious diseases
19	Kanggu Zengsheng Tablets	Orthopedics	Z20063875	Bone hyperplasia, neck pain, ankylosing spondylitis
20	Baoxinning Capsules	Internal Medicine	Z20063957	Angina, coronary heart diseases, arrhythmia
21	Danqi Tablets	Gynecology	Z20064032	Relieve menstrual cramps and other symptoms
22	Chuanxinlian Capsules	Internal Medicine	Z20063437	Anti-inflammation, fever, cough, diarrhea, mouth ulcers

23	Weikangling Capsules	Gastroenterology	Z20064060	Gastric and duodenal ulcer, acute and chronic gastritis
24	Yinhuang Capsules	Otolaryngology	Z20063462	Upper respiratory tract infection, tonsillitis, pharyngitis
25	Kudancao Tablets	Otolaryngology	Z20064050	Relieve inflammatory symptoms of laryngopharyngitis
26	Tianqitongjing Capsules	Gynecology	Z20063645	Relieve symptoms of menstrual cramps
27	Jiangtangning Capsules	Internal Medicine	Z20063813	Relieve symptoms of diabetes
28	Xiaoyanlidan Tablets	Hepatology	Z20063864	Relieve symptoms of acute cholangtis and cholecystitis.
29	Yankening Tablets	Internal Medicine	Z20063847	Acute tonsillitis, bacterial pneumonia, urinary tract infections
30	Yanyan Tablets	Otolaryngology	Z20064406	Relieve symptoms of chronic pharyngitis
31	Qianlieshule Capsules	Urology	Z20060030	Relieve symptoms of chronic prostatitis
32	Shushenling Capsules	Neurology	Z20063557	Neurasthenia, manopause syndrome
33	Huangbo Capsules	Internal Medicine	Z20063156	Anti-inflammatory, diarrhea, jaundice, nocturnal emission
34	Yinqiao Shangfeng Capsules	Internal Medicine	Z20003100	Relieve inflammatory symptoms of laryngopharyngitis and fever

Most significantly, our 22 products currently enjoy the status as being listed in the highly selective national medicine catalog of the National Medical Insurance Program, a government-administered medical insurance and reimbursement program.

Manufacturing and Operations

Manufacturing Facilities and Processes

We have two state-of-the-art GMP certified manufacturing facilities totaling 53,360 square meters and various types of advanced production lines for oral liquid, syrup, capsules, granules, and tablets.  Our two facilities are located in the National Class Chengdu Economic & Technology Development Zone and the outskirt of Chengdu, Sichuan Province.

Our manufacturing processes primarily include pre-processing, extracting and concentrating, and dosage processing and packaging. In the pre-processing process, raw materials, primarily medicinal plants, go through a purifying process during which materials are selected, cut, rinsed and dried.  In the extracting and concentrating process, pre-processed materials go through a series of extracting and concentrating process of mixing, soaking, stewing drying and grinding.  In the dosage and packaging process, extracted and concentrated materials are processed into various dosage forms such as capsules, tablets, granules and oral liquids.

In addition to an advanced manufacturing process, we installed and implemented strict quality control procedures in compliance with the GMP standards and other SFDA regulations to ensure consistent quality of our products. Overall, we believe that our existing facilities, together with facilities under planned expansion, will be adequate for our operation requirements for the next five years.

Raw Materials

We use over 120 different medicinal herbs as primary raw materials and procure our raw materials from various vendors and suppliers.  The geographical locations of our facilities allow for convenient and low cost access to the high-grade TCM raw ingredients since Sichuan province is historically one of the largest farming bases for traditional Chinese medicinal herbs.

Sales and Marketing

Our senior management is made up of industry veterans with proven track records of marketing and sales success.  Through meticulous strategic classification and differentiation for each market segment, we are prioritizing our resources on products with the greatest market leadership potentials.

We sell our prescription-based and OTC TCM and pharmaceutical products via regional distributors as well as directly to the hospitals, clinics, and pharmacies in China.  We are expanding our sales force as well as our coverage with the regional distributors across China.

During fiscal year 2007, the majority of our sales were conducted through a limited number of regional distributors who subsequently sold our products to hospitals, clinics, and pharmacies.  We are planning to expand our distributor base and believe that the number of our regional distributors will increase substantially in the next few years.

We conduct our marketing activities and increase brand awareness by attending industry trade shows, conducting educational seminars to the physicians, advertising on television and in industry publications, using internet marketing and collaborating with the government.  We recently signed with China’s foremost healthcare product advertising firm to conduct nationwide TV-based marketing campaigns.

Competition

The TCM industry in China is highly fragmented and intensely competitive.  We believe that traditional Chinese medicine manufacturers primarily compete on the basis of brand name and reputation, price, perceived efficacy, side effects, marketing ability, economics of scale, customer service and customer support capabilities, customer base and customer loyalty. We face competition from domestic TCM manufacturers, as well as domestic and foreign pharmaceuticals with similar therapeutic effects.

We believe we are strongly positioned to become one of the leading companies in the TCM industry in China by leveraging our competitive strengths:

■

We are an emerging market leader with 34 current products and an extensive pipeline of 51 new drugs.

■

We have 22 products listed in the National Medical Program which ensures government reimbursement and easy access to the users.

■

We are the sole supplier of several proprietary products with substantial upside market potential.

■

We have a proven cooperative partnership research and development model that is cost effective, highly efficient and that has shorter development cycles.

■

We have an established national distribution network a strong sales force highly focused on different market segments.

■

We have a management team consisting of industry veterans with proven track record that are dedicated for continuous growth.

Research and Development

We have a proven cooperative partnership model for the research and development of our products.  This model is cost effective, highly efficient and has a shorter development cycle time.  We currently have 51 products in the product pipeline pending SFDA approval and expect to receive approval on most of them within the next few years.

Our research and development efforts are focused on new and innovative products with substantial market potential, as well as enhancement on existing products.  We have forged research and development collaboration partnerships with some of the most prestigious research and development institutions in China, including China Pharmaceutical University, Sichuan University-affiliated West China Center of Medical Sciences, and Shaanxi University of Chinese Medicines.

Intellectual Property

We rely primarily on a combination of patent, trademark trade secrets and administrative protections, as well as employee and third-party confidentiality agreements to safeguard our intellectual property.  Additionally, the new SFDA product filing and registration policy provides an infinite period of administrative protection to approved products, and also prohibits knock-offs of products already on the market.  In doing so, the government encourages innovation in TCM research and development, and as a result, four of our proprietary products enjoy patent protection and an infinite period of administrative protections from the government.

We currently have a design patent granted and a formulation patent pending for Ginkgo Mihuan Oral Liquid.  In addition, we have 6 trademarks granted and 16 trademarks pending.

Proprietary Information

Many elements of our pharmaceutical composition, formulation, delivery and manufacturing methods and processes involve proprietary technologies, processes, know-how or data that are non-patentable.  We rely heavily on administrative protection, trade secret protection and confidentiality agreements rather than patent laws to protect our rights in these proprietary technologies, processes, know-how and data.  We have also taken security measures to protect our rights in this regard, including having our  research and development personnel enter into confidentiality, non-competition and proprietary information agreements with us.

Customers

The following table sets forth our top five customers in fiscal year ended June 30, 2007 and the percentage of our total revenues contributed by each such customer in that same year.

NO.	CUSTOMERS	FY2007 REVENUE (MILLIONS US$)	% OF FY2007 TOTAL REVENUE
1	Jiangsu Kelun Medical Co., Ltd.	2.65	12.5%
2	Anhui Huayuan Pharmaceutical Co., Ltd.	2.57	12.1%
3	Chengdu Xinlu Trading Co, Ltd.	2.34	11.1%
4	Shanghai Jiuzhoutong Medical Co., Ltd.	2.14	10.1%
5	Sichuan Pharmaceutical Co., Ltd.	2.06	9.7%

Government Regulation

Regulations Relating to Pharmaceutical Industry

The pharmaceutical industry in China, including the traditional Chinese medicine sector, is highly regulated.  The primary regulatory authority is the SFDA, including its provincial and local branches.  As a developer, producer and distributor of medicinal products, we are subject to regulation and oversight by the SFDA and its provincial and local branches.  The Law of the PRC on the Administration of Pharmaceuticals provides the basic legal framework for the administration of the production and sale of pharmaceuticals in China and covers the manufacturing, distributing, packaging, pricing and advertising of pharmaceutical products.  Its implementing regulations set forth detailed rules with respect to the administration of pharmaceuticals in China.  We are also subject to other PRC laws and regulations that are applicable to business operators, manufacturers and distributors in general.

Registration and Approval of Medicine

A medicine must be registered and approved by the SFDA before it can be manufactured. The registration and approval process requires the manufacturer to submit to the SFDA a registration application containing detailed information concerning the efficacy and quality of the medicine and the manufacturing process and the production facilities the manufacturer expects to use.  This process generally takes at least a few months and could be longer, depending on the nature of the medicine under review, the quality of the data provided and the workload of the SFDA.  To obtain the SFDA registration and approval necessary for commencing production, the manufacturer is also required to conduct pre-clinical trials, apply to the SFDA for permission to conduct clinical trials, and, after clinical trials are completed, file clinical data with the SFDA for approval.  Below is the SFDA regulatory approval procedure for medicines.

Clinical Trials Phases II, III and IV used in China are comparable to the similar phases of clinical trials involved in obtaining marketing approval from the U.S. Food and Drug Administration.  Under the Administrative Measures on the Registration of Pharmaceutical Products promulgated by the SFDA, the three phases refer to:

“Phase II”: Evaluation of safety, dosing and efficacy.

“Phase III”: Larger scale evaluation of safety and efficacy.

“Phase IV”: Post-approval supervision of safety and efficacy.

New Medicine.  If a medicine is approved by the SFDA as a new medicine, the SFDA will issue a new medicine certificate to the manufacturer and impose a monitoring period of as long as five years.  The length of the monitoring period is specified in the new medicine certificate.  During the monitoring period, the SFDA will monitor the safety of the new medicine, and will neither accept new medicine certificate applications for an identical medicine by another pharmaceutical company, nor approve the production or import of an identical medicine by other pharmaceutical companies.  For new medicines approved prior to 2002, the monitoring period could be longer than five years.  As a result of these regulations, the holder of a new medicine certificate effectively has the exclusive right to manufacture the new medicine during the monitoring period.

Provisional National Production Standard.  In connection with the SFDA’s approval of a new medicine, the SFDA will normally direct the manufacturer to produce the medicine according to a provisional national production standard, or a provisional standard.  A provisional standard is valid for two years, during which the SFDA closely monitors the production process and quality consistency of the medicine to develop a national final production standard for the medicine, or a final standard. Three months before the expiration of the two-year period, the manufacturer is required to apply to the SFDA to convert the provisional standard to a final standard.  Upon approval, the SFDA will publish the final standard for the production of this medicine. There is no statutory timeline for the SFDA to complete its review and grant approval for the conversion. In practice, the approval for conversion to a final standard is time-consuming and could take a few years. However, during the SFDA’s review period, the manufacturer may continue to produce the medicine according to the provisional standard.  Although all of our current products have received the final production standard, any new products we produce will need to apply for the standard.  We do not anticipate any difficulty in obtaining these approvals from the SFDA, but no assurances can be given as to when or if the approval will be obtained.

Transitional Period.  Prior to the latter of (1) the expiration of a new medicine’s monitoring period or (2) the date when the SFDA grants a final standard for a new medicine after the expiration of the provisional standard, the SFDA will not accept applications for an identical medicine nor will it approve the production of an identical medicine by other pharmaceutical companies.  Accordingly, the manufacturer will continue to have an exclusive production right for the new medicine during this transitional period.

Continuing SFDA Regulation

Pharmaceutical manufacturers in China are subject to continuing regulation by the SFDA. If an approved medicine, its labeling or its manufacturing process is significantly modified, a new pre-market approval or pre-market approval supplement will be required by the SFDA.  A pharmaceutical manufacturer is subject to periodic inspection and safety monitoring by the SFDA to determine compliance with regulatory requirements.  The SFDA has a variety of enforcement actions available to enforce its regulations and rules, including fines and injunctions, recall or seizure of products, the imposition of operating restrictions, partial suspension or complete shutdown of production and criminal prosecution.

Pharmaceutical Product Manufacturing

Permits and Licenses for Pharmaceutical Manufacturers.  A pharmaceutical manufacturer must obtain a pharmaceutical manufacturing permit from the SFDA’s relevant provincial branch.  This permit is valid for five years and is renewable upon its expiration.

Good Manufacturing Practice.  A pharmaceutical manufacturer must meet the Good Manufacturing Practice standards, or GMP standards, for each of its production facilities in China in respect of each form of pharmaceutical products it produces.  GMP standards include staff qualifications, production premises and facilities, equipment, raw materials, environmental hygiene, production management, quality control and customer complaint administration.  If a manufacturer meets the GMP standards, the SFDA will issue to the manufacturer a Good Manufacturing Practice certificate, or a GMP certificate, with a five-year validity period. However, for a newly established pharmaceutical manufacturer that meets the GMP standards, the SFDA will issue a GMP certificate with only a one-year validity period.

We have received a GMP certificate for all of our production facilities in respect of every form of product that we produce.  All of our GMP certificates are valid for five years, and we do not anticipate any difficulty in renewing these certificates.

Pharmaceutical Distribution

A distributor of pharmaceutical products in China must obtain a pharmaceutical distribution permit from the relevant provincial or local SFDA branches. The distribution permit is granted if the relevant SFDA provincial branch receives satisfactory inspection results of the distributor’s facilities, warehouse, hygiene environment, quality control systems, personnel and equipment.  A pharmaceutical distribution permit is valid for five years.

The SFDA applies Good Supply Practice standards, or GSP standards, to all pharmaceutical wholesale and retail distributors to ensure the quality of distribution in China. The currently applicable GSP standards require pharmaceutical distributors to implement controls on the distribution of medicine, including standards regarding staff qualifications, distribution premises, warehouses, inspection equipment and facilities, management and quality control. A certificate for GSP standards, or GSP certificate, is valid for five years, except for a newly established pharmaceutical distribution company, for which the GSP certificate is valid for only one year.

Price Controls

The retail prices of prescription and OTC medicines that are included in the national medicine catalog are subject to price controls administered by the Price Control Office under the National Development and Reform Commission, or the NDRC, and provincial price control authorities, either in the form of fixed prices or price ceilings.  The controls over the retail price of a medicine effectively set the limits for the wholesale price of that medicine.  From time to time, the NDRC publishes and updates a national list of medicines that are subject to price control.  Fixed prices and price ceilings on medicines are determined based on profit margins that the NDRC deems reasonable, the type and quality of the medicine, its production costs, the prices of substitute medicines and the extent of the manufacturer’s compliance with the applicable GMP standards.  The NDRC directly regulates the price of some of the medicines on the list, and delegates the power to provincial price control authorities to regulate the remainder on the list.  For those medicines under the authority of provincial price control authorities, each provincial price control authority regulates medicines manufactured by manufacturers registered in that province.  Provincial price control authorities have the discretion to authorize price adjustments based on the local conditions and the level of local economic development.

Only the manufacturer of a medicine may apply for an increase in the retail price of the medicine and it must apply either to the NDRC, if the price of the medicine is nationally regulated, or to the provincial price control authorities in the province where it is registered, if the price of the medicine is provincially regulated.

For a provincially regulated medicine, when provincial price control authorities approve an application, they will file the new approved price with the NDRC for confirmation and thereafter the newly approved price will become binding and enforceable across China.

Other Regulations

In addition to the regulations relating to pharmaceutical industry in China, our operating subsidiaries are also subject to the regulations applicable to a foreign invested enterprise in China.

Foreign Currency Exchange

Pursuant to the Foreign Currency Administration Rules promulgated in 1996 and amended in 1997 and various regulations issued by the SAFE, and other relevant PRC government authorities, the Renminbi is freely convertible only to the extent of current account items, such as trade-related receipts and payments, interests and dividends.  Capital account items, such as direct equity investments, loans and repatriation of investment, require the prior approval from the SAFE or its local counterpart for conversion of Renminbi into a foreign currency, such as U.S. dollars, and remittance of the foreign currency outside the PRC.

Payments for transactions that take place within the PRC must be made in Renminbi. Unless otherwise approved, PRC companies other than the foreign invested enterprises, or the FIEs, must convert foreign currency payments they receive from abroad into Renminbi.  On the other hand, FIEs may retain foreign exchange in accounts with designated foreign exchange banks, subject to a cap set by the SAFE or its local counterpart.

Regulation on Overseas Listing

On August 8, 2006, six PRC regulatory agencies jointly adopted the New M&A Rule, which became effective on September 8, 2006.  This New M&A Rule requires offshore SPVs that are controlled by PRC companies or individuals and that have been formed for the purposes of seeking a public listing on a stock exchange outside China through acquisitions of PRC domestic companies to obtain the CSRC approval prior to publicly listing their securities on a stock exchange outside China. On September 21, 2006, the CSRC published a notice on its website specifying the documents and materials required to be submitted to the CSRC when seeking the CSRC approval for their listings outside of China.

The interpretation and application of the New M&A Rule remain unclear, and we cannot assure you that the ownership of our securities by offshore entities and their shareholders does not require approval from the CSRC, and if it does, how long it will take us to obtain the approval. See “Risk Factors—Risks Related to Doing Business in China—The approval of the China Securities Regulatory Commission, or the CSRC, may be required in connection with thee foreign ownership of our securities under a recently adopted PRC regulation.”

Dividend Distribution

The principal regulations governing dividend distributions by wholly foreign-owned enterprises and Sino-foreign equity joint ventures include:

•

Wholly Foreign-Owned Enterprise Law (1986), as amended;

•

Wholly Foreign-Owned Enterprise Law Implementing Rules (1990), as amended;

•

Sino-foreign Equity Joint Venture Enterprise Law (1979), as amended; and

•

Sino-foreign Equity Joint Venture Enterprise Law Implementing Rules (1983), as amended.

Under these regulations, wholly foreign-owned enterprises and Sino-foreign equity joint ventures in the PRC may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, these foreign-invested enterprises are required to set aside certain amounts of their accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends.

Employees

Prior to the Share Exchange, our President was our only employee.  Pursuant to the Share Exchange, we now have 1,187 employees, consisting of 589 in manufacturing and operation, 15 in research and development, 523 in sales and marketing and 41 in general and administrative.  All of our employees are full-time employees, except the 393 indirect sales staff.

None of our personnel are represented under collective bargaining agreements.  We consider our relations with our employees to be good.

ITEM 2.

DESCRIPTION OF PROPERTY

As of December 31, 2007, Viscorp’s office was located at 627 Nevin Avenue, Sewickley, Pennsylvania 15143.

Since the close of the Share Exchange, our principal executive offices are located at 11th Floor, South Tower, Jinjiang Times Garden, 107 Jin Li Road West, Chengdu, Sichuan Province 610072, P. R. China, and our telephone number is +86-28-8615 4737.

All land in China is owned by the State.  Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes.  In the case of land used for industrial purposes, the land use rights are granted for a period of 50 years.  This period may be renewed at the expiration of the initial and any subsequent terms.  Granted land use rights are transferable and may be used as security for borrowings and other obligations. Chengdu Tianyin currently owns land use rights to approximately [29,651] square meters of land and approximately [10,780] square meters of buildings consisting of manufacturing facilities, employee quarters and office buildings in Chengdu, China.  Chengdu Tianyin holds five State-owned Land Use Rights Certificates and eight Building Ownership Certificates for the land use rights and buildings owned by it, which include the State-owned Land Use Rights Certificate (No.: Qingyangguoyong [2007] No. 12133), State-owned Land Use Rights Certificate (No.: Qingyangguoyong [2007] No. 12132), State-owned Land Use Rights Certificate (No.: Longguoyong [2002] No. 17188), State-owned Land Use Rights Certificate (No.: Longguoyong [2007] No. 76483), State-owned Land Use Rights Certificate (No.: Qingguoyong [2007] No. 12575); Building Ownership Certificate (No.: Chengfangquanjianzheng Jianzheng Zi No.1570035), Building Ownership Certificate (No.: Chengfangquanjianzheng Jianzheng Zi No.1599930), Building Ownership Certificate (No.: Chengfangquanzheng Jianzheng Zi No.1570039) , Building Ownership Certificate (No.: Longfangquanzheng Jianzheng Zi No.0119728), Building Ownership Certificate (No.: Longfangquanzheng Jianzheng Zi No.0119727), Building Ownership Certificate (No.: Longfangquanzheng Jianzheng Zi No.0119729) and, Building Ownership Certificate (No.: Longfangguan No. 0070870) and the Building Ownership Certificate (No.: Longfangguan No. 0070869).

We intend to expand our manufacturing facility over the next few years and believe that we currently have enough land to satisfy such expansion.

ITEM  3.

LEGAL PROCEEDINGS

Neither Viscorp nor we have been involved in any legal proceedings.  Nor are we aware of any pending or threatened legal proceeding that, if determined in a manner adverse to us, could have a material adverse effect on our business and operations.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote to the security holders during 2007.

On January 14, 2008, 83.40% of our shareholders approved, via written consent, changing our corporate name to Tianyin Pharmaceutical Co., Inc. and increasing our authorized capital to include 25,000,000 shares of preferred stock.  These actions became effective on March 11, 2008.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

As of March 11, 2008, our Common Stock is quoted on the over–the-counter Bulletin Board under the symbol “TYNP.”

We did not begin trading until August 14, 2007.  Accordingly, the following table sets forth the quarterly high and low bid prices for the common stock since the quarter ended September 30, 2007.  The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	High	Low
Quarter ended September 30, 2007	$0.50	$0.45
Quarter ended December 31, 2007	$0.45	$0.45

At May 8, 2008, the closing bid price of the Common Stock was $3.39 and we had approximately 83 record holders of our Common Stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividend Policy

We have never declared or paid dividends on our Common Stock.  We intend to retain earnings, if any, to support the development of our business and therefore do not anticipate paying cash dividends for the foreseeable future.  Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Securities Authorized for Issuance Under Equity Compensation Plans

We did not have any equity compensation plans as of December 31, 2007.  Our Board of Directors may adopt an equity compensation plan in the future.

Recent Sales of Unregistered Securities

During the past three years, we effected the following transactions in reliance upon exemptions from registration under the Securities Act as amended. Unless stated otherwise; (i) that each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition; (ii) no underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions; (iii) the transactions did not involve a public offerings; and (iv) each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.

To accomplish the Share Exchange with Raygere, we issued an aggregate of 12,790,800 shares of common stock in exchange for all of the issued and outstanding capital stock of Raygere.  The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving any public offering.

Pursuant to the Securities Purchase Agreement, we issued an aggregate of $15,225,000 Notes, which are initially convertible into an aggregate of 9,515,625 shares of our Series A Preferred Stock and Warrants to purchase an aggregate of 9,515,628 shares of our Common Stock.  The shares were issued to 27 accredited investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving any public offering.

In connection with the financings we completed on January 16, 2008 and January 25, 2008, we issued TriPoint Global Equities, LLC, the placement agent to the Financings, placement agent warrants, identical to those issued to the Investors pursuant to the Securities Purchase Agreement, to purchase up to an aggregate of 1,522,500 shares of our common stock.  The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.

ITEM 6

MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2007

2007 was a year of change for Viscorp.  In the past years, our business model was directed at retail sales to independent eyecare providers.  Though this model was successful, it proved to be expensive and time consuming compared to the number of individual sales it produced.   We changed our model in 2006 and focused on larger retail and chain stores.  Although we initially were able to achieve preliminary discussions with various optical chain stores across the country to duplicate our new model and began the process to introduce a new and improved version of our product, our efforts were ultimately futile.  Since inception, we have incurred losses and had substantial trouble maintaining consistent cash flow necessary to operate our business.  For this last fiscal year and quarter, we reported losses and worked with a capital deficit for those same periods.  As a result, we determined to pursue an acquisition strategy, whereby we sought to acquire a business with a history of operating revenues in markets that provide room for growth and that would increase our value for our stockholders.  In furtherance of this objective, we completed a Share Exchange with Raygere Limited (“Raygere”), a company organized under the laws of the British Virgin Islands (“BVI”) and Time Poly Management Limited, Happyvale Limited and Fartop Management Limited, each a BVI company, and Cmark Holding Co., Ltd., an exempted company organized under the laws of the Cayman Islands on January 16, 2008.  At the time of the Share Exchange, Time Poly, Happyvale, Fartop and Cmark owed collectively 100% of the capital stock of Raygere.  Under the terms of the Share Exchange Agreement, the Raygere stockholders transferred to Tianyin all the shares of Raygere and Raygere became a wholly-owned subsidiary of Tianyin.

As of the end of the fiscal year covered by this Report we were a shell company, however we ceased to be one due to the Share Exchange with Raygere; as a shell company during the last fiscal year, we had little, if any operations and minor expenses.  We also changed our fiscal year from December 31 to June 30 as a result of the Share Exchange.  Since this Report covers the year ending December 31, 2007, but we completed the Share Exchange prior to the due date of this Report, we included Management’s Discussion and Analysis for the year ending December 31, 2007 and for the quarter ending December 31, 2007, which relates to the surviving entity after the Share Exchange.  Therefore, we strongly urge you to read the additional disclosure we provide below regarding the quarter ending December 31, 2007 of Tianyin Pharmaceutical Co., Inc.

Results for the year ended December 31, 2007 of Viscorp, Inc.

Revenue for the twelve months ended December 31, 2007, was $18,961 compared with revenues for the twelve months ended December 31, 2006 of $6,943.

Total expenses for the twelve months ended December 31, 2007, were $115,860 compared with expenses for the twelve months ended December 31, 2006 of $51,330.

Net loss for the period was $96,889 versus $44,387 in 2006.

Subsequent Events

On January 16, 2008, Viscorp entered into and consummated the transactions (the “Share Exchange”) contemplated under a Securities Exchange Agreement (the “SEA”) by and among the Company, Raygere Limited (“Raygere”), a company organized under the laws of the British Virgin Islands (“BVI”) and Time Poly Management Limited, Happyvale Limited and Fartop Management Limited, each a BVI company, and Cmark Holding Co., Ltd., an exempted company organized under the laws of the Cayman Islands (collectively, the “Raygere Stockholders”), pursuant to which all the shares of Raygere were transferred to us and Raygere became our wholly-owned subsidiary.  As part of the Share Exchange, the shareholders of Raygere were issued 12,790,800 shares of Viscorp’s Common Stock (the “Common Stock”), which represented 87.68% of the 14,587,200 issued and outstanding shares of our Common Stock following the Share Exchange, but before the dilution resulting from the financing we completed on January 25, 2008.  The shares issued pursuant to the SEA were issued pursuant to a claim of exemption under Section 4(2) of the Securities Act of 1933, as amended, for issuances not involving a public offering.

In accordance with the Share Exchange Agreement, we changed our corporate name to Tianyin Pharmaceutical Co., Inc. and increased our authorized capital to include a class of blank check preferred stock, whose terms shall be determined by the Board of Directors.  Additionally, Tianyin’s officers and directors became our officers and directors; our sole executive officer and director resigned.

Pursuant to the Share Exchange, Mr. Driscoll cancelled 3,310,000 shares of our Common Stock that he owned and transferred an aggregate of 610,000 shares that he owns to two consulting firms who have provided services to us.  Immediately prior to the Share Exchange we sold all of our assets, which consisted solely of the software we developed and sold prior to the Share Exchange, to Charles Driscoll for $100.00.  As a result of the Share Exchange and the Financing, on a fully-diluted basis (giving effect to the conversion of all outstanding convertible notes and preferred stock and the exercise of all outstanding warrants and options issued in the Financing) we will have 27,368,451 shares of Common Stock issued and outstanding.  Of that amount, the Raygere Stockholders own 46.74 % of the outstanding shares, existing stockholders of our Company prior to the Share Exchange own 6.56% of the outstanding shares, and the 46.70% balance of our fully-diluted Common Stock is held by investors in the Financing.  See the “Security Ownership of Management and Beneficial Owners” section below.

On January 25, 2008, we completed a private financing of $15,225,000 from 27 accredited investors.

The net proceeds from the Financing were approximately $13,697,000.  Consummation of the Financing was a condition to the completion of the Share Exchange transaction with Raygere and the Raygere Stockholders under the SEA.  The securities offered in the Financing were sold pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) by and among the Company, Raygere, the Raygere Stockholders; Grandway Group Holdings Limited (“Grandway”), a company organized under the laws of Hong Kong and a wholly-owned subsidiary of Raygere , and the investors named in the Purchase Agreement (collectively, the “Investors”).  Pursuant to the Purchase Agreement, we issued a total of

152.25 Units consisting of an aggregate of (a) $15,225,000 principal amount of our 10% convertible exchangeable notes due on or before June 30, 2009 (the “Notes”), (b) 5 year warrants to purchase 4,757,814 shares of our Common Stock, $0.001 par value per share at an initial exercise price of $2.50 per share (the “Class A Warrants”), and (c) 7 year warrants to purchase 4,757,814 shares of our Common Stock at an initial exercise price of $3.00 per share (the “Class B Warrants” and together with the Class A Warrants, the “Warrants”).  The exercise prices of the Warrants are subject to weighted average and other anti-dilution adjustments.

Pursuant to the terms of the Purchase Agreement, the Notes were automatically converted and exchanged for an aggregate of 6,390,625 shares of our Series A convertible preferred stock , par value 0.001 per share (the “Series A Preferred Stock”) as of March 11, 2008.

In connection with the Financing, we granted warrants to purchase 1,522,500 shares of Common Stock with an exercise price of US$1.60, $2.50 and $3.00 per share to the placement agent in the Financing.  These warrants have the same terms as the Warrants issued to Investors and included in the Units.

In connection with the Financing, we also entered into a Registration Rights Agreement with the Investors to register for resale the common stock underlying the Preferred Stock and Warrants issued to them in the Financing.

Management’s Discussion and Analysis regarding the quarter ended December 31, 2007 of Tianyin Pharmaceutical Co., Inc.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to roughly US$1,008,000, as of December 31, 2007.  The balance sheet amounts with the exception of equity at December 31, 2007 were translated at 7.29RMB to 1.00 US dollar as compared to 7.80 RMB at December 31, 2006.  The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the three months ended December 31, 2007, and December 31, 2006, were the average rate of exchange during the period.

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

Liquidity and Capital Resources.  As of June 30, 2007, we had working capital totaling approximately US$1.7 million, including cash and cash equivalents of US $624,390 million. On January 16, 2008 and January 25, 2008, we completed private financings totaling $15,225,000 million, with 27 accredited investors (the “January 2008 Financing”).   The net proceeds from the January 2008 Financing were approximately $13,697,000.

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

RISK FACTORS

You should carefully consider the risks described below before making an investment in us.    All of these risks may impair our business operations.  If any of the following risks actually occurs our business, financial condition or results of operations could be materially adversely affected.  In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related To Our Business

Our growth is dependent on our ability to successfully develop, acquire or license new drugs.

We must invest substantial time, resources and capital in identifying and developing new drugs, dosage and delivery systems, either on our own or by acquiring and licensing such products from third parties.  Our growth depends, in part, on our success in such process.  Our planned expansion over time is founded on a simple principal of introducing new products or line extensions each year and to expand distribution into two new territories each year.  This strategy has the advantage of building brands through geographic expansion and line extensions, and establishing incremental capabilities for new product introductions.  We believe that our planned internal expansion will require approximately US$13.7 million in total over three years, which we hope to receive through the exercise of the Warrants we issued pursuant to the January 2008 Financing, although we cannot guarantee that all, if any, of such Warrants will be exercised, although we may also raise such funds out of our future revenues and, if necessary, additional financing.  If we are unable to either develop new products on our own or acquire licenses for new products from third parties, our ability to grow revenues and market share will be adversely affected.  In addition, we may not be able to recover our investment in the development of new drugs, given that projects may be interrupted, unsuccessful, not as profitable as initially contemplated or we may not be able to obtain necessary financing for such development if we are unable to fund such development from our future revenues.  Similarly, there is no assurance that we can successfully secure such rights from third parties on an economically feasible basis.

We may not be able to secure financing needed for future operating needs on acceptable terms, or on any terms at all.

From time to time, we may seek additional financing to provide the capital required to maintain or expand our production facilities, research and development initiatives and equipment and/or working capital, as well as to repay outstanding loans if cash flow from operations is insufficient to do so.  We cannot predict with certainty the timing or amount of any such capital requirements.  If such financing is not available on satisfactory terms, we may be unable to expand our business or to develop new business at the rate desired, and our operating results may suffer.  If we are able to incur debt, we may be subject to certain restrictions imposed by the terms of the debt and the repayment of such debt may limit our cash flow and our ability to grow.  If we are unable to incur debt, we may be forced to issue additional equity, which could have a dilutive effect on our current stockholders.

Expansion of our business may put added pressure on our management and operational infrastructure impeding our ability to meet any increased demand for our products and services and possibly hurting our operating results.

Our business plan is to significantly grow our operations to meet anticipated growth in demand for our products and services.  Our planned growth includes the increase of our line of products and expansion of sales in our existing markets as well as new markets over the next few years.  Growth in our business may place a significant strain on our personnel, management, financial systems and other resources.  The evolution of our business also presents numerous risks and challenges, including:

•

the continued acceptance of our products and services by the pharmaceutical markets;

•

our ability to successfully and rapidly expand sales to potential customers in response to potentially increasing demand;

•

the costs associated with such growth, which are difficult to quantify, but could be significant;

•

rapid technological change; and

•

the highly competitive nature of the pharmaceutical industries.

If we are successful in obtaining rapid market growth of our products, we will be required to deliver large volumes of quality products and services to customers on a timely basis at a reasonable cost to those customers.  Meeting any such increased demands will require us to expand our manufacturing facilities, to increase our ability to purchase raw materials, to increase the size of our work force, to expand our quality control capabilities and to increase the scale upon which we provide our products and services.  Such demands would require more capital and working capital than we currently have available and we may be unable to meet the needs of our customers, which could adversely affect our relationship with our customers and reduce our revenues.

There can be no assurance that we can sustain or increase profitability.

Although we have recently achieved operating profits, there can be no assurance that we can sustain or increase profitability.  Unanticipated problems, expenses, and delays are frequently encountered in developing and marketing products.  These include, but are not limited to, competition, the need to develop customers and market expertise, market conditions, sales, marketing, increases in the cost of raw materials and governmental regulation.  Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail our operations.  We may not achieve our business growth objectives and the failure to achieve such goals would have an adverse impact on our business and results of operations.  In addition, we expect to incur additional general and administrative expenses as a public company in the United States which could also have a negative impact on our future profitability.

Our growth strategy includes the pursuit of acquisitions and new product development which could have a material adverse affect on our business, financial condition, results of operations and growth prospects.

Our business strategy includes growth through strategic acquisitions of one or more complimentary businesses and the development of new products and technologies.  Growth through acquisitions and/or new product development will involve significant expenditures of capital and other resources and involve significant risks.  Developing new pharmaceutical products will result in research and development costs that may achieve no tangible results and will adversely affect our future profitability.  In addition, any acquisition or combination that we consummate will likely involve, among other things, the payment of cash, the incurrence of contingent liabilities and the amortization of expenses related to goodwill and other intangible assets, and transaction costs, which may adversely affect our business, financial condition, results of operations and growth prospects.  Our ability to integrate and organize any new businesses and/or products, whether internally developed or obtained by acquisition or combination, will likely require significant expansion of our operations.  There is no assurance that we will have or be able to obtain the necessary resources to satisfactorily effect such expansion, and the failure to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects.  In addition, future acquisitions or combinations by the company involve risks of, among other things, entering markets or segments in which we have no or limited prior experience, the potential loss of key employees or difficulty, delay or failure in the integration of the operations of any such new business with our current business and operating and financial difficulties of any new or newly combined operations, any of which could have a materially adverse effect on our business, financial condition, results of operations and growth prospects.  Moreover, there can be no assurance that the anticipated benefits of any internally developed new business segment or business combination will be realized.

Our current products have certain side effects.  If side effects associated with our current or future products are not identified prior to their marketing and sale, we may be required to withdraw such products from the market, perform lengthy additional clinical trials or change the labeling of our products, any of which could hinder or adversely affect our ability to generate revenues.

Our current products have certain side effects.  If significant side effects of our medicines are identified after they are marketed and sold,

•

those medicines listed in the national and provincial medicine catalogs may be removed from the catalogs or downgraded to a lower tier;

•

regulatory authorities may withdraw or modify their approvals of such medicines;

•

we may be required to reformulate these medicines, change the ways in which they are marketed, conduct additional clinical trials, change the labeling of these medicines or implement changes to obtain new approvals for our manufacturing facilities;

•

we may be less successful in tendering processes used by state-owned hospitals for medicine purchases;

•

we may have to recall these medicines from the market and may not be able to re-launch them;

•

we may experience a significant decline in sales of the affected products;

•

our reputation may suffer; and

•

we may become a target of lawsuits.

The occurrence of any of these events would harm our sales of these medicines and substantially increase the costs and expenses of marketing these medicines, which in turn could cause our revenues and net income to decline.  In addition, if any severe side effects are discovered to be associated with another manufacturer’s traditional Chinese medicine products used to treat medical conditions similar to those that our medicines are used to treat, the reputation and, consequently, sales of our medicines could be adversely affected.

We may be subject to product liability claims in the future.

We face an inherent business risk of exposure to product liability claims in the event that the uses of our products are alleged to have resulted in adverse side effects.  Side effects or marketing or manufacturing problems pertaining to any of our products could result in product liability claims or adverse publicity.  These risks will exist for those products in clinical development and with respect to those products that receive regulatory approval for commercial sale.  Furthermore, although we have not historically experienced any problems associated with claims by users of our products, we do not currently maintain product liability insurance.  We plan to have a product liability insurance plan in place by the 2009, however there can be no assurance that we will be able to acquire product liability insurance with terms that are commercially feasible.

We may not be able to obtain manufacturing or marketing approval for our future products, and failure to obtain approvals for our future products could materially harm our business prospects.

All medicines must be approved by the China State Food and Drug Administration, or the SFDA, before they can be manufactured, marketed or sold in China.  The SFDA requires a pharmaceutical manufacturer to have successfully completed clinical trials of a new medicine and demonstrated its manufacturing capability before approval to manufacture that new medicine is granted.  Clinical trials are expensive and their results are uncertain.  In addition, the SFDA and other regulatory authorities may apply new standards for safety, manufacturing, labeling, marketing and distribution of future products. Complying with these standards may be time-consuming and expensive.  Furthermore, our future products may not be efficacious or may have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining approval or may prevent or limit their commercial use.  As a result, we may not be able to obtain SFDA or other governmental approvals for our future products on a timely basis or at all.  Even if we do obtain approvals, such approvals may be subject to limitations on the indicated uses for which we may market a product, which may limit the size of the market for such a product.

Failure to obtain approval from the SFDA to convert a provisional national production standard of our principal products to a national final production standard would require us to suspend or cease the production of existing or new products.

After the SFDA approves a new medicine, it normally directs the manufacturer to produce that medicine according to a provisional national production standard, or a provisional standard.  A provisional standard is valid for two years, during which the SFDA closely monitors the production process and quality consistency of the medicine in order to develop a national final production standard, or a final standard.  Three months before a medicine’s provisional standard expires, the manufacturer of that medicine is required to apply to the SFDA to convert the provisional standard to a final standard.  In practice, the SFDA’s approval process is time-consuming and could take a few years.  However, during the SFDA’s review period (including after the expiration of the two-year provisional standard period), the manufacturer may continue to produce the medicine according to the provisional standard.

The retail prices of our principal products are subject to price controls administered by the PRC government authorities.  Therefore, the retail prices of our principal products may not be raised above their respective price ceilings without obtaining the government’s prior approval, which we may not be able to obtain.  Furthermore, as has previously happened, we may be required to lower the wholesale prices of our products as a result of any government-mandated reduction in the price ceilings of these products.

The retail prices of prescription and OTC medicines in China are subject to price controls administered by the Price Control Office under the National Development and Reform Commission, or the NDRC, and provincial price control authorities, either in the form of fixed prices or price ceilings.  From time to time, the NDRC publishes a list of medicines subject to price controls.  The NDRC directly regulates retail prices of certain medicines on the list and authorizes provincial price control authorities to regulate retail prices of the remainder on that list.  The limitation on our ability to raise the wholesale prices of our products may prevent us from absorbing or offsetting the effect resulting from any increase in the cost of raw materials or other costs, which would lower our margins.

Furthermore, in response to a rapid increase in prices of medicines, in August 2006, the NDRC lowered the price ceilings of more than 400 medicines in China. This order, which was reported as the NDRC’s nineteenth order for nationwide price reductions for medicines since 1998, resulted in an average reduction of 30% in retail prices of those medicines affected by the order.  Should we be required to lower the prices of our principal products in the future as a result of any government-mandated reduction in the price ceilings of our products, our future revenue and profitability would be adversely affected.

Our products that have been included in national and provincial medicine catalogs of the National Medical Insurance Program may be removed from the national or provincial medicine catalogs or downgraded to a lower tier, and our new products may encounter difficulty in seeking inclusion in these catalogs.

The Ministry of Labor and Social Security, or the MLSS, together with other government authorities, determines which medicines are to be included in or removed from the national medicine catalog for the National Medical Insurance Program, and under which tier a medicine should fall, both of which affect the amounts reimbursable to program participants for their purchases of those medicines.  These determinations are based on a number of factors, including price and efficacy.  Provincial governments are required to include all Tier 1 medicines listed in the national medicine catalog in their provincial medicine catalogs, but can use their discretion to add other medicines to, or exclude the Tier 2 medicines listed in the national medicine catalog from, their provincial medicine catalogs, as long as the combined total numbers of medicines added and excluded do not exceed 15% of the number of the Tier 2 medicines.  In addition, provincial governments may use their discretion to upgrade a nationally classified Tier 2 medicine to Tier 1 in their provincial medicine catalogs, but may not downgrade a nationally classified Tier 1 medicine to Tier 2.  Depending on which tier a medicine is classified in the provincial medicine catalog, a National Medical Insurance Program participant residing in that province can be reimbursed for the full cost of a Tier 1 medicine and for 80-90% of the cost of a Tier 2 medicine.  22 of our products are currently included in the National Medical Insurance Program.

If the relevant government authorities decide to remove our products from the national or provincial medicine catalogs, or downgrade our products currently in Tier 1 to Tier 2, such removal or downgrading would reduce the affordability of our products and change the public perception regarding our products as being efficacious, safe and reliable, which in turn would adversely affect the sales of these products and reduce our net revenues.  Furthermore, if we are unable to obtain approval from the relevant government authorities to include our new products in the national or provincial medicine catalogs, sales of our new products may be materially and adversely affected.

The failure to maintain our relationships with our existing customers or the failure to obtain new customers could negatively affect our revenues and decrease our earnings or have an adverse impact on our business.

We maintain purchase orders for the sales of our products to our customers.  Although we have entered into agreements to supply our customers, we cannot assure that such agreements will be renewed when the terms of such agreements expire or that our relationships with our customers will be maintained on satisfactory terms or at all.  The failure to maintain our relationships with our customers or the failure to obtain new customers could negatively affect our revenues and decrease our earnings or have an adverse impact on our business.

We rely on a limited number of suppliers and the loss of any of our suppliers, or delays or problems in the supply of materials used in our products, could materially and adversely affect our business, financial condition, results of operations and growth prospects.

We generally rely on a limited number of suppliers for most of the primary materials used in our products.  Our suppliers may not be able to supply the necessary materials without interruption and we may not have adequate remedies for such failure, which could result in a shortage of our products.  If one of our suppliers fails or refuses to supply us for any reason, it could take time and expense to obtain a new supplier.  In addition, our failure to maintain existing relationships with our suppliers or to establish new relationships in the future could negatively affect our ability to obtain the materials used in our products in a timely manner.  The search for new suppliers could potentially delay the manufacture of our products, resulting in shortages in the marketplace and may cause us to incur additional expense.  Failure to comply with applicable legal requirements subjects our suppliers to possible legal or regulatory action, including shutdown, which may adversely affect their ability to supply us with the materials we need for our products.  Any delay in supplying, or failure to supply, materials for our products by any of our suppliers could result in our inability to meet the commercial demand for our products, and could adversely affect our business, financial condition, results of operations and growth prospects.

We may not be able to adequately protect our intellectual property, which could cause us to be less competitive.

Our success will depend in part on our ability to protect and maintain intellectual property rights and licensing arrangements for our products.  We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights.  Piracy of intellectual property is widespread in China and despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology.  Monitoring unauthorized use of our technology is difficult and costly, and we cannot be certain that the steps we have taken will prevent misappropriations of our technology, particularly in countries where the laws may not protect our intellectual property rights as fully as in other countries such as the United States of America, or U.S.  In addition, third parties may seek to challenge, invalidate, circumvent or render unenforceable any intellectual property rights owned by us.  From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs, diversion of our management’s attention and diversion of our other resources.

Our existing indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.

We are subject to a number of risks associated with our indebtedness, including:

•

we must dedicate a portion of our cash flows from operations to pay debt service costs and, as a result, we have less funds available for operations and other purposes;

•

it may be more difficult and expensive to obtain additional funds through financings, if available at all;

•

we are more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and

•

if we default under any of our existing credit facilities or if our creditors demand payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments.

If we are unable to attract, train, retain and motivate our prescription medicine and OTC medicine salespeople, sales of our products may be materially and adversely affected.

We rely on our prescription medicine and OTC medicine salespeople, who are dispersed across China, to market our products to the regional distributors as well as hospitals and retail pharmacies. We believe that our current sales have resulted, to a significant extent, from the dedication, efforts and performance of our salespeople. We believe that our future success will depend on those same factors. If we are unable to attract, train, retain and motivate our prescription medicine and OTC medicine salespeople, sales of our products may be materially and adversely affected.

Our future success depends in part on our ability to make strategic acquisitions and investments. Our failure to consummate or handle the risks associated with these acquisitions and investments could have a material adverse effect on our market penetration and revenues growth.

As part of our plan to expand our manufacturing capacity and product offerings, we intend to make strategic acquisitions in the highly-fragmented traditional Chinese medicine sector. Strategic acquisitions could subject us to uncertainties and risks, including:

•

high acquisition and financing costs;

•

potential ongoing financial obligations and unforeseen or hidden liabilities;

•

failure to achieve the intended objectives, benefits or revenue-enhancing opportunities;

•

cost of and difficulties in integrating acquired businesses and managing a larger business; and

•

diversion of our resources and management attention.

The failure to increase our current manufacturing capacity could materially and adversely affect our business, financial condition, results of operations and growth prospects.

We currently manufacture our products at two manufacturing facilities to accommodate our production lines.  Manufacturing products at two sites presents risks because a disaster, such as a fire or hurricane, may interrupt our manufacturing capability.  In such an event, we will have to resort to alternative sources of manufacturing that could increase our costs as well as result in significant delays.  Any increase in costs, slowdowns or shutdowns could have a material adverse affect on our business, financial condition, results of operations and growth prospects.

Our current utilization of the manufacturing facilities is virtually at full capacity and may restrict our ability to attract large customers who require certainty in the production process.  We intend to expand our manufacturing operations by adding production lines, but there is no assurance that we will have the financial resources required for this planned expansion or that any such expansion will be successful or completed in a timely fashion or within budget.  We may encounter difficulties and significant unexpected costs and delays in scaling up our manufacturing operations.  The failure to scale-up manufacturing operations in a timely and cost-effective way may adversely affect our income.  In the event the demand for our products rapidly increases or spikes in a certain period, we may not have the manufacturing ability to fulfill demand, either in our own facilities or through agreements with third parties.  This lack of manufacturing capacity could have a material adverse affect on our business, financial condition, results of operations and growth prospects.

The loss of one or more members of our management team or other key employees could affect our ability to successfully grow our business.

Our success and future growth depends to a significant degree on the skills and continued services of our management team and other key employees.  We do not currently have an employment agreement with our named executive officer, although we do intend to enter into one in the near future, nor do we currently maintain key person life insurance.  If one or more members of our management or other key employees were to resign or no longer be able to serve as our employees, it could impair our revenue growth, business and future prospects.  In addition, our ability to execute our business plan is dependent on our ability to attract and retain additional highly skilled personnel.

If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our Common Stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As a public company, we will have significant additional requirements for enhanced financial reporting and internal controls.  We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments.  The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

We cannot assure you that we will not, in the future, identify areas requiring improvement in our internal control over financial reporting.  We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth.  If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our Common Stock.

Risks Related To Our Industry

We face intense competition that may prevent us from maintaining or increasing market share for our existing products and gaining market acceptance of our future products.  Our competitors may develop or commercialize products before or more successfully than us.

The pharmaceutical market in China is intensely competitive, rapidly evolving and highly fragmented.  Our competitors may develop products that are superior to or more affordable than ours or they may more effectively market products that compete with ours.  We face direct competition from manufacturers of other traditional Chinese medicines that are similar to our products.  We also face competition from manufacturers of western medicines, including multinational companies, that manufacture western medicines with similar curative effects and that can be used as substitutes for our products.  Many of our existing and potential competitors have substantially greater financial, technical, manufacturing and other resources than we do. Our competitors’ greater size in some cases provides them with a competitive advantage with respect to manufacturing costs because of their economies of scale and their ability to purchase raw materials at lower prices.  Many of our competitors also have better brand name recognition, more established distribution networks and larger customer bases. In addition, many of our competitors have extensive knowledge of our target markets.  As a result, they may be able to devote greater resources to the research, development, promotion and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can.  Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors may materially and adversely affect our financial condition and results of operations.

The production of traditional Chinese medicines depends on the supply of quality medicinal raw materials.

The production of traditional Chinese medicines depends on the supply of Chinese medicinal raw materials of suitable quality.  The supply and market prices of these raw materials may be adversely affected by various factors such as weather conditions and the occurrence of natural disasters or sudden increases in demand that would impact our costs of production.  There is no assurance that we would be able to pass on any resulting increase in costs to our customers and therefore any substantial fluctuation in supply or the market prices of raw materials may adversely affect our results of operations and profitability.

If we do not keep pace with rapid technological change, we will be unable to capture and sustain a meaningful market position.

The pharmaceutical industry in China is characterized by rapid changes in technology, constant enhancement of industrial know-how and the frequent emergence of new products.  Future technological improvements and continued product developments in the pharmaceutical market may render our existing products obsolete or affect their viability and competitiveness.  Therefore, our future success will largely depend on our ability to improve our existing products, diversify our product range and develop new and competitively priced products that can meet the requirements of the changing market.  Should we fail to respond to these frequent technological advances by improving our existing products or developing new products in a timely manner, or should these products not achieve a desirable level of market acceptance, this may adversely affect our business and profitability.

Pharmaceutical companies in China are required to hold a number of permits and licenses to carry on their business.  Our ability to obtain and maintain these regulatory approvals is uncertain.

All pharmaceutical manufacturing companies in China are required to obtain certain permits and licenses from various PRC government authorities, including a pharmaceutical manufacturing permit and a good manufacturing practice certificate, or a GMP certificate, for each of its production facilities in China. [See “Regulations—Regulations Relating to Pharmaceutical Industry—Pharmaceutical Distribution.”]

We have obtained permits, licenses and GMP certificates for production facilities we use in the manufacture of our pharmaceutical products.  These permits and licenses held by us are subject to periodic renewal and/or reassessment by the relevant PRC government authorities, and the standards of compliance required in relation to them may change from time to time.  We intend to apply for the renewal of these permits and licenses when required by applicable laws and regulations.  Our failure to obtain such renewals may prevent us from continuing those portions of our business that require these permits and licenses.  Furthermore, any changes in compliance standards or new laws or regulations that may be introduced in the future may prohibit or render it more restrictive for us to conduct our business or may increase our compliance costs, which may adversely affect our operations or profitability.

The ongoing anti-corruption campaign initiated by the Chinese government targeting state-owned hospitals could adversely affect our sales designated for hospitals.

The Chinese government has recently launched a nationwide campaign against corrupt practices that have been frequently engaged by state-owned hospitals in China, including their acceptance of kickbacks or other illegal gains and benefits in connection with their providing medical services and purchasing medical equipment and medicines.  In mid-2006, the PRC Ministry of Health ordered all state-owned hospitals to review, among other things, their procurement policies and procedures and rectify problems and deficiencies, if any, by the end of 2006.  As a result of this campaign, many state-owned hospitals have since diverted a significant portion of their attention and resources to their internal inspection and rectification activities and are reviewing their procurement policies.  If the anti-corruption campaign becomes more intensified, causing a significant change to the hospitals’ procurement policies and procedures or otherwise resulting in a further delay for state-owned hospitals to resume their normal procurement of our products, our sales designated for hospitals, which account for a very substantial portion of our total sales, could be adversely affected.

Risks Related To Doing Business in China

Changes in China’s political or economic situation could harm us and our operational results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time.  This could either benefit or damage our operations and profitability.  Some of the things that could have this effect are:

•

level of government involvement in the economy;

•

control of foreign exchange;

•

methods of allocating resources;

•

balance of payments position;

•

international trade restrictions; and

•

international conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or the OECD, in many ways.  The economic reforms in China have been conducted under a tight grip of the Chinese government.  As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.

Our business is largely subject to the uncertain legal environment in China and your legal protection could be limited.

The Chinese legal system is a civil law system based on written statutes.  Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used.  The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in China.  However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties.  These uncertainties could limit the legal protections available to foreign shareholders, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses.  Because most of our officers and directors, after the Share Exchange, will reside outside of the United States, it may be difficult, if not impossible, to acquire jurisdiction over those persons if a lawsuit is initiated against us and/or our officers and directors by a shareholder or group of shareholders in the United States.  Also, because our officers will likely be residing in the PRC at the time such a suit is initiated, achieving service of process against such persons would be extremely difficult.  Furthermore, because the majority of our assets are located in the PRC it would also be extremely difficult to access those assets to satisfy an award entered against us in United States court.  Moreover, we have been advised that the PRC does not have treaties with the United States providing for the reciprocal recognition and enforcement of judgments of courts.

Recent PRC regulations relating to the establishment of offshore companies by PRC residents may subject our PRC resident shareholders to personal liability and limit our ability to inject capital into our PRC subsidiaries, limit our subsidiaries’ ability to distribute profits to us or otherwise adversely affect us.

China State Administration of Foreign Exchange, or the SAFE, issued a public circular on October 21, 2005 concerning the acquisition by an offshore company controlled by PRC residents of onshore assets in China. This circular requires that (1) a PRC resident shall register with a local branch of the SAFE before he or she establishes or controls an overseas special purpose vehicle, or SPV, for the purpose of overseas equity financing (including convertible debt financing); (2) when a PRC resident contributes the assets of or his or her equity interests in a domestic enterprise to an SPV, or engages in overseas financing after contributing assets or equity interests to an SPV, such PRC resident must register his or her interest in the SPV and any changes in such interest with a local branch of the SAFE; and (3) when the SPV undergoes a material change outside of China, such as a change in share capital or merger or acquisition, the PRC resident shall, within 30 days from the occurrence of the event that triggers the change, register such change with a local branch of the SAFE.  Furthermore, PRC residents who are shareholders of SPVs established before November 1, 2005 are required to register with a local branch of the SAFE before March 31, 2006.

In addition, SAFE issued updated internal implementing rules, or the Implementing Rules in relation to Notice 75.  The Implementing Rules were promulgated and became effective on May 29, 2007.  Such Implementing Rules provide more detailed provisions and requirements regarding the overseas investment foreign exchange registration procedures.  However, even after the promulgation of Implementing Rules there still exist uncertainties regarding the SAFE registration for PRC residents’ interests in overseas companies.  It remains uncertain whether PRC residents, who may indirectly hold our shares through the participation and exercise of stock options to purchase shares of Time Poly Management Limited (one of our shareholders) are required to go through the overseas investment foreign exchange registration procedures under Notice 75 or Implementing Rules.

As a result, we cannot predict how these regulations will affect our business operations following the Share Exchange.  For example, our ability to conduct foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, may be subject to compliance with the SAFE registration requirements by such PRC residents, over whom we have no control.  In addition, we cannot assure you that such PRC residents will be able to complete the necessary approval and registration procedures required by the SAFE regulations.  We will require all our shareholders who are PRC residents to comply with any SAFE registration requirements, if required by Notice 75, Implementing Rules or other applicable PRC laws and regulations, although we have no control over either our shareholders or the outcome of such registration procedures.  Such uncertainties may restrict our ability to implement our business combination strategy and adversely affect our business and prospects following a business combination.

The approval of the China Securities Regulatory Commission, or the CSRC, may be required in connection with our acquisition of Chengdu Tianyin under a recently adopted PRC regulation.

On August 8, 2006, six PRC regulatory agencies: the PRC Ministry of Commerce, or MOFCOM, the State Assets Supervision and Administration Commission, or SASAC, the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission, or CSRC, and the SAFE, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or New M&A Rule, which became effective on September 8, 2006.  The New M&A Rule purports, among other things, to require offshore special purpose vehicles, or SPVs, formed for overseas listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange.

On September 21, 2006, pursuant to the New M&A Rule and other PRC laws and regulations, the CSRC, in its official website, promulgated relevant guidance with respect to the issues of listing and trading of domestic enterprises’ securities on overseas stock exchanges, or the Administrative Permits, including a list of application materials with respect to the listing on overseas stock exchanges by SPVs.

There are substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations, including the New M&A Rule.  Although we do not believe that our Share Exchange transaction required prior CSRC approval, the interpretation and application of the New M&A Rule remains unclear.  Accordingly, we cannot assure you that the Share Exchange transaction, wherein we indirectly acquired Chengdu Tianyin, did not require the prior approval of the CSRC.  If our transaction is found to have violated the CRSC regulations, we do not know what penalties, if any, would be imposed upon us as a result of our failure to obtain such approval.  These uncertainties could inhibit our new business activities because the CSRC has declined to officially clarify the applicability of this New M&A Rule to us and the Share Exchange transaction.  If CSRC approval was required for us to consummate the Share Exchange, our failure to obtain or delay in obtaining the CSRC approval would subject us to sanctions imposed by the CSRC and other PRC regulatory agencies.  These sanctions could include fines and penalties on our operations in China, restriction or limitation on our ability to pay dividends outside of China, and other forms of sanctions that may cause a material and adverse effect on our business, results of operations and financial conditions.  However, the New M&A Rule does not stipulate the specific penalty terms, so we are not able to predict what penalties we may face, and how such penalties will affect our business operations or future strategy.

The New M&A Rule also established additional procedures and requirements that are expected to make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that the MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise that owns well-known trademarks for China’s traditional brands.  We may grow our business in part by acquiring other traditional Chinese medicine businesses.  Complying with the requirements of the New M&A Rule in completing this type of transaction could be time-consuming, and any required approval processes, including Ministry of Commerce approval, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

We may not be guaranteed a continuance to receive the preferential tax treatment we currently enjoy, and dividends paid to us from our operations in China may become subject to income tax.

The PRC government has provided various incentives to the companies located in the western areas of China and the foreign invested enterprises, particularly to companies incorporated in specified economic and technological development zones and engaged in the encouraged business as determined by PRC laws or regulations and companies confirmed by appropriate government authorities as foreign-invested manufacturing enterprises with an operating term of more than ten years.  These incentives include limited tax exemptions, reduced tax rates and other preferential treatments.  Chengdu Tianyin, as a TCM manufacturer incorporated in Chengdu and a foreign-invested enterprise, or FIE, has been confirmed by the relevant tax bureau to be eligible for these preferential enterprise income tax treatments. Pursuant to the Notice of Tax Preferences Policies for the Development of Western Regions (Caishui [2001] No.202), promulgated on December 30, 2001, or the Tax Notice 202, both domestic companies and FIEs, which are established in the western regions (including Sichuan Province) and are engaged in the encouraged industries (including the TCM manufacture business), shall be entitled to a 15% national enterprise income tax rate for a period commencing from 2001 to 2010. Currently, Chengdu Tianyin is entitled to a 15% national enterprise income tax rate since January 2001.

However, since China joined the World Trade Organization, or WTO, in November 2001, these preferential tax treatments have been criticized as not being WTO-compliant.  On March 16, 2007, the new Enterprise Income Tax Law was promulgated that will be effective as of January 1, 2008.  Under the new Enterprise Income Tax Law, FIEs and domestic companies would be subject to a uniform tax rate of 25%, but there would be a five-year transitional period for FIEs, during which they would be allowed to continue to enjoy their existing preferential tax treatments.  Furthermore, in accordance with the Notice of Implementing the Transitional Preferential Policies of Enterprise Income Tax promulgated by the State Council on December 26, 2007, the preferential policies of enterprise income tax for the enterprises in western regions shall continue to be implemented, after the effectiveness of the new Enterprise Income Tax Law on January 1, 2008, which means the enterprises located in western regions would be allowed to continue enjoying their existing preferential tax treatments for a two-year transition period; the local tax governmental authority may have discretion in implementing such transitional periods.  If the new Enterprise Income Tax Law is implemented and its transition period for FIEs runs out, the effective tax rate of Chengdu Tianyin will increase significantly unless Chengdu Tianyin is otherwise eligible for preferential treatment.  Any increase in Chengdu Tianyin’s enterprise income tax rate in the future could have a material adverse effect on our financial condition and results of operations.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

China only recently has permitted provincial and local economic autonomy and private economic activities and, as a result, we are dependent on our relationship with the local government in the province in which we operate our business.  Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.  Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters.  We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements.  However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.  Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

Future inflation in China may inhibit our activity to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation.  During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%.  These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation.  While inflation has been more moderate since 1995, high inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

Government regulations regarding environmental matters in China may adversely impact our business.

Our manufacturing operations are subject to numerous laws, regulations, rules and specifications relating to human health and safety and the environment.  These laws and regulations address and regulate, among other matters, wastewater discharge, air quality and the generation, handling, storage, treatment, disposal and transportation of solid and hazardous wastes and releases of hazardous substances into the environment.  In addition, third parties and governmental agencies in some cases have the power under such laws and regulations to require remediation of environmental conditions and, in the case of governmental agencies, to impose fines and penalties.  We make capital expenditures from time to time to stay in compliance with applicable laws and regulations.

We have obtained all permits and approvals and filed all registrations required for the conduct of our business, except where the failure to obtain any permit or approval or file any registration would not have a material adverse effect on our business, financial condition and results of operations.  We are in compliance in all material respects with the numerous laws, regulations, rules, specifications and permits, approvals and registrations relating to human health and safety and the environment except where noncompliance would not have a material adverse effect on our business, financial condition and results of operations.

The PRC governmental authorities have not revealed any material environmental liability that would have a material adverse effect on us.  We have not been notified by any governmental authority of any continuing noncompliance, liability or other claim in connection with any of our properties or business operations, nor are we aware of any other material environmental condition with respect to any of our properties or arising out of our business operations at any other location.  However, in connection with the ownership and operation of our properties (including locations to which we may have sent waste in the past) and the conduct of our business, we potentially may be liable for damages or cleanup, investigation or remediation costs.

No assurance can be given that all potential environmental liabilities have been identified or properly quantified or that any prior owner, operator, or tenant has not created an environmental condition unknown to us.  Moreover, no assurance can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the properties will not be affected by the condition of land or operations in the vicinity of the properties (such as the presence of underground storage tanks), or by third parties unrelated to us.  State and local environmental regulatory requirements change often.

It is possible that compliance with a new regulatory requirement could impose significant compliance costs on us.  Such costs could have a material adverse effect on our business, financial condition and results of operations.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

The PRC historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems.  We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC.  As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

Changes in foreign exchange regulations in the PRC may affect our ability to pay dividends in foreign currency or conduct other foreign exchange business.

Renminbi, or RMB, is not a freely convertible currency currently, and the restrictions on currency exchanges may limit our ability to use revenues generated in RMB to fund our business activities outside the PRC or to make dividends or other payments in United States dollars. The PRC government strictly regulates conversion of RMB into foreign currencies.  Over the years, foreign exchange regulations in the PRC have significantly reduced the government’s control over routine foreign exchange transactions under current accounts.  In the PRC, the State Administration for Foreign Exchange, or the SAFE, regulates the conversion of the RMB into foreign currencies.  Pursuant to applicable PRC laws and regulations, foreign invested enterprises incorporated in the PRC are required to apply for “Foreign Exchange Registration Certificates.”  Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends, etc.) can be effected without requiring the approval of SAFE.  However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE.

Risks Relating to Our Securities

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

Our executive officers, directors, and principal stockholders own, in the aggregate, approximately 94% of our outstanding Common Stock.  These stockholders are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

The market price of our Common Stock may be volatile .

The market price of our Common Stock has been and will likely continue to be highly volatile, as is the stock market in general, and the market for OTC Bulletin Board quoted stocks in particular. Some of the factors that may materially affect the market price of our Common Stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our Common Stock.  These factors may materially adversely affect the market price of our Common Stock, regardless of our performance.  In addition, the public stock markets have experienced extreme price and trading volume volatility.  This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies.  These broad market fluctuations may adversely affect the market price of our Common Stock.

Our Common Stock may be considered a “penny stock” and may be difficult to sell.

The SEC has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our Common Stock is less than $5.00 per share and, therefore, it may be designated as a “penny stock” according to SEC rules.  This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.  These rules may restrict the ability of brokers or dealers to sell our Common Stock and may affect the ability of investors to sell their shares.

The market for penny stocks has experienced numerous frauds and abuses which could adversely impact investors in our stock.

OTCBB securities are frequent targets of fraud or market manipulation, both because of their generally low prices and because OTCBB reporting requirements are less stringent than those of the stock exchanges or NASDAQ.

Patterns of fraud and abuse include:

•

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

“Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.

We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our stock.

We have never paid any cash dividends on our Common Stock and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future and any return on investment may be limited to the value of our stock.  We plan to retain any future earnings to finance growth.

If we do not timely file and have declared effective the registration statement to register the shares being offered by the selling stockholders named herein, we will be subject to liquidated damages.

On January 25, 2008, we entered into a registration rights agreement to register the 21,308,753 shares of common stock underlying the securities we issued pursuant to our January 2008 financings.  We are obligated to file the registration statement by February 14, 2008 and have it declared effective by the SEC no later than June 13, 2008.  Although we believe that we and our advisors will be able to take all steps necessary to timely file and have the registration statement declared effective by the SEC, it may be impractical for us to respond to the SEC in a manner that permits us to have the registration statement declared effective in the time periods agreed.  If we do not meet these timelines, then we must pay liquidated damages in the amount of 2% of the aggregate amount invested by the Investors (based upon the number of Registrable Securities then owned by such Investors) for each 30 day period or any portion thereof following the date by which such Registration Statement should have been effective, up to a maximum amount of 10%.

ITEM 7.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of Viscorp, together with the independent auditors' report thereon of The Hall Group, CPA’s appear on pages F-1 through F-7 of this report.  We are also including the financial statements for the quarter ended December 31, 2007 for Tianyin Pharmaceutical Co., Inc. as the surviving entity after the Share Exchange.

The following documents are filed as part of this report:

Viscorp, Inc.

Report of Independent Public Accountant

Balance Sheet as of December 31, 2007

Statement of Operations – For the Years ended December 31, 2007 and 2006

Statement of Stockholders Equity - For the Years ended December 31, 2007 and 2006

Statement of Cash Flows - For the Years ended December 31, 2007 and 2006

Notes to Financial Statements

Tianyin Pharmaceutical Co., Inc.

Unaudited Consolidated Balance Sheet as of December 31, 2007

Unaudited Consolidated Statement of Operations – For the Six Months ended December 31, 2007 and 2006

Unaudited Consolidated Statement of Cash Flows - For the Six Months ended December 31, 2007 and 2006

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of

Viscorp, Inc.

Sewickley, Pennsylvania

We have audited the accompanying balance sheet of Viscorp, Inc. as of December 31, 2007 and the related statements of operations, cash flows and stockholders’ equity for the years ended December 31, 2007 and 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of Viscorp, Inc.’s internal control over financial reporting as of December 31, 2007 and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viscorp, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/  The Hall Group, CPAs

The Hall Group, CPAs

Dallas, Texas

May 2, 2008

VISCORP, INC.
Balance Sheet
December 31, 2007

ASSETS
Current Assets
Cash and Cash Equivalents	$79,518
Total Current Assets	79,518

Fixed Assets
Furniture & Equipment, Net of Accumulated Depreciation of $3,419	3,610
Total Fixed Assets	3,610

Intangible Assets
Software, Net of Accumulated Amortization of $42,917	7,083
Total Intangible Assets	7,083

TOTAL ASSETS	$90,211

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$321
Accounts Payable - Related Parties	2,250
Line of Credit	12,137
Advance - Related Party	35,200
Total Liabilities (All Current)	49,908

Stockholders' Equity
Common Shares, $.001 par value, 50,000,000 shares authorized,
4,806,400 shares issued and outstanding	4,806
Additional Paid-In Capital	221,394

Retained Earnings (Deficit)	(185,897)
Total Stockholders' Equity	40,303

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$90,211

See accompanying summary of accounting policies and notes to financial statements

VISCORP, INC.
Statements of Operations
For the Years Ended December 31, 2007 and 2006

	2007	2006

REVENUES	18,961	$6,943

OPERATING EXPENSES
Advertising & Marketing	13,700	0
Contract Services	6,860	3,753
Depreciation and Amortization	16,396	17,511
Professional Fees	40,775	16,291
Other Operating Expenses	38,129	13,775
TOTAL OPERATING EXPENSES	115,860	51,330

NET OPERATING INCOME (LOSS)	(96,899)	(44,387)

OTHER INCOME (EXPENSE)
Other Income	3,404	426
TOTAL OTHER INCOME (EXPENSE)	3,404	426

NET (LOSS) BEFORE INCOME TAXES	(93,495)	(43,961)

Provision for Income Taxes (Expense) Benefit	0	0

NET (LOSS)	(93,495)	(43,961)

Beginning Retained Earnings (Deficit)	(92,402)	(48,441)

ENDING RETAINED EARNINGS (DEFICIT)	(185,897)	(92,402)

EARNINGS PER SHARE

Weighted Average of Outstanding Shares	4,785,721	4,462,053
Income (Loss) for Common Shareholders	(0.02)	(0.01)

See accompanying summary of accounting policies and notes to financial statements

VISCORP, INC.
Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 2007 and 2006

	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Totals

2006
Stockholders' Equity (Deficit) at January 1, 2006	4,435,000	$4,435	$36,065	$(48,441)	(7,941)

Issuance of Common Shares
for Cash	281,400	281	140,419		140,700

Net (Loss)				(43,961)	(43,961)

Stockholders' Equity (Deficit) at December 31, 2006	4,716,400	$4,716	$176,484	$(92,402)	$88,798

2007
Issuance of Common Shares	80,000	80	39,920		40,000
for Cash

Issance of Common Shares	10,000	10	4,990		5,000
for Services

Net (Loss)				(93,495)	(93,495)

Stockholders' Equity (Deficit) at December 31, 2007	4,806,400	$4,806	$221,394	$(185,897)	$40,303

The above statement reflects the conversion from an LLC to a Corporation, which was effective on
March 28, 2006, as if it had been originally formed as a corporation in August 2002.

See accompanying summary of accounting policies and notes to financial statements

VISCORP, INC.
Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(93,495)	$(43,961)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and Amortization	16,396	17,511
Issuance of Common Shares for Services	5,000	0
Decrease in Advances Due To Company	1,644	1,960
Increase in Advances Due From Company	200	0
Increase (Decrease) in Accounts Payable	(13,647)	4,777
(Decrease) in Accrued Expenses	(820)	0
Net Cash (Used) by Operating Activities	(84,722)	(19,713)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(1,121)	0
Net Cash (Used) by Investing Activities	(1,121)	0

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) in Note Payable	(3,148)	0
Increase in Line of Credit	5,137	0
Issuance of Common Shares for Cash	40,000	0
Purchase of Member Shares for Cash	0	140,700
Net Cash Provided by Financing Activities	41,989	140,700

NET INCREASE (DECREASE)
IN CASH AND CASH EQUIVALENTS	(43,854)	120,987

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	123,372	2,385

CASH AND CASH EQUIVALENTS AT END OF YEAR	$79,518	$123,372

SUPPLEMENTAL DISCLOSURES
Issuance of Common Shares for Services	$5,000	$0
Cash Paid During the Year for Interest Expense	$0	$0

See accompanying summary of accounting policies and notes to financial statements

Viscorp, Inc.

Notes to the Financial Statements

December 31, 2007

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

Viscorp, Inc. (The “Company”) operates as a developer and retailer of software for optometrists.  The Company is located in Sewickley, Pennsylvania.  The Company was originally formed as an LLC under the laws of the State of Delaware on August 20, 2002. In March 2006, the Company changed its status from an LLC to a Corporation registered in the State of Delaware.

As discussed in Note 7, in January 2008, the Company and its majority shareholder, entered into a “Securities Purchase Agreement”, in which resulted in a change in control.    The majority shareholder also purchased the assets and assumed the liabilities of the Company as of the date of the change of control.   The Company now operates under a new name and is traded under a different stock ticker.

Significant Accounting Policies:

The Company’s management selects accounting principles generally accepted in the United States of America and adopts methods for their application.  The application of accounting principles requires the estimating, matching and timing of revenue and expense. It is also necessary for management to determine, measure and allocate resources and obligations within the financial process according to those principles.  The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements.

The financial statements and notes are representations of the Company’s management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company's system of internal  accounting control is designed to assure, among other items, that  1) recorded  transactions  are valid;  2) valid  transactions  are recorded;  and  3) transactions  are  recorded in the proper  period in a timely  manner to produce financial  statements which present fairly the financial  condition,  results of operations  and cash  flows of the  Company  for the  respective  periods  being presented.

Basis of Presentation:

The Company prepares its financial statements on the accrual basis of accounting.

Viscorp, Inc.

Notes to the Financial Statements

December 31, 2007

NOTE 1 – (CONTINUED)

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flow, based upon the Company’s operations as of December 31, 2007.  See Note 10 for a discussion of new accounting pronouncements.

Reclassification:

Certain prior year amounts have been reclassified in the balance sheets, statements of operations and statements of cash flows to conform to current period presentation.  These reclassifications were not material to the financial statements and had no effect on net earnings reported for any period.

Cash and Cash Equivalents:

Cash and cash equivalents includes cash in bank with original maturities of three months or less are stated at cost which approximates market value, which in the opinion of management, are subject to an insignificant risk of loss in value.

Website Development Costs:

The Company adopted EITF 00-02, “Accounting for website developments costs”.  In accordance with EITF 00-02, the costs incurred for the (i) website application and infrastructure development; (ii) graphics development; and (iii) content development, which took the website to a functional stage where it could receive orders, were capitalized and amortized over three years.  Maintenance expenses or costs that do not result in new revenue producing features or functions, such as updating information and products or maintenance of the website or promotion of the website using search engines, are expensed as incurred.  Prior to this development, VisCorp had no website.  For the years ended December 31, 2007 and 2006, the Company did not incur any website development costs.

Fixed Assets:

Fixed Assets are depreciated over their useful lives.   Repairs and maintenance is charged to expense as incurred.

Viscorp, Inc.

Notes to the Financial Statements

December 31, 2007

NOTE 1 – (CONTINUED)

Revenue Recognition:

The Company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue will be recognized only when all of the following criteria have been met:

•

Persuasive evidence of an arrangement exists;

•

Ownership and all risks of loss have been transferred to buyer, which is generally upon shipment;

•

The price is fixed and determinable; and

•

Collectibility is reasonably assured.

Income Taxes:

Income from the corporation is taxed at regular corporate rates per the Internal Revenue Code.  There are no provisions for current taxes due to net available operating losses.

Comprehensive Income:

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  For the years ended December 31, 2007 and 2006, the Company had no items of other comprehensive income. Therefore, the net loss equals comprehensive loss for the years then ended.

Earnings (Loss) per Share:

Earnings (loss) per share (basic) is calculated by dividing the net income (loss) by the weighted average number of member shares outstanding for the period covered.  As the Company has no potentially dilutive securities, fully diluted earnings (loss) per share is identical to earnings (loss) per share (basic).

Viscorp, Inc.

Notes to the Financial Statements

December 31, 2007

NOTE 1 – (CONTINUED)

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

NOTE 2 – FIXED ASSETS

Fixed assets at December 31, 2007 and 2006 are as follows:

NOTE 2 – FIXED ASSETS

Fixed assets at December 31, 2007 and 2006 are as follows:

                     2007

            2006

Furniture and Equipment

$      7,029

      $      5,908

Less: Accumulated Depreciation

      (3,419)

            (2,439)

Total Fixed Assets

 $      3,610

      $      3,469

Depreciation expense was $980 and $844 for the years ended December 31, 2007 and 2006, respectively.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets at December 31, 2007 and 2006 are as follows:

     2007

2006

Software

$     50,000

      $     50,000

Less: Accumulated Amortization

     (42,917)

          (27,500)

Total Intangible Assets

$       7,083

      $     22,500

Amortization expense was and $15,417 and $16,667 for the years ended December 31, 2007 and 2006, respectively.

Viscorp, Inc.

Notes to the Financial Statements

December 31, 2007

NOTE 4 – ADVANCE – RELATED PARTY

During 2006, the Company entered into a note agreement with the father of the President of the Company.  The note, in the amount of $35,200 is unsecured and due April 2, 2007. Interest was accrued at 4% interest.     The Company’s President advanced the Company the funds to repay the note agreement.  The advance was unsecured and due upon demand.   The advance was repaid by the Company upon the change of control, which is discussed in Note 8.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.

In March 2006, the Company converted its organizational structure from an LLC to a Corporation.  Prior to the conversion, there were 443,500 membership interests outstanding which were converted to common stock on a 10 for 1 basis.  After the conversion there were 4,435,000 shares outstanding.   In 2007 and 2006, the Company issued 80,000 and 281,400 shares at $.50 per share.  In 2007, the Company issued 10,000 shares for services valued at $.50 per share.

There were 4,806,400 and 4,716,400 shares outstanding at December 31, 2007 and 2006 respectively.

Viscorp, Inc.

Notes to the Financial Statements

December 31, 2007

NOTE 6 – INCOME TAXES

The Company follows FASB Statement Number 109, Accounting for Income Taxes.  Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards.  For Federal income tax purposes, the Company uses the cash basis of accounting, whereas the accrual basis is used for financial reporting purposes.  In addition, certain assets are charged to expense when acquired under Section 179 of the Internal Revenue Code for income tax purposes.  The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of  December 31, 2007 and 2006 are as follows:

                                                                                    12/31/07                        12/31/06

            Deferred tax assets attributable to:

                   Prior years                                                 $  16,808                       $    5,818

                   Tax benefit for current year                            23,374                            10,990

                        Total Deferred Tax Benefit                    $  40,182                       $  16,808

Less:  Valuation Allowance                                  (40,182)                        (16,808)

                        Net Deferred Tax Benefit                      $         0                       $         0

Components of the current provision (benefit) for taxes on income for the current year are as follows:

                                                                                     12/31/07                       12/31/06

            Income tax before extraordinary item:

                 Tax benefit on current year operations           $ (23,374)                    $ (10,990)

            Less:  Valuation Allowance                                    23,374                         10,990

                        Net provision (benefit)                           $          0                      $         0

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at December 31, 2007.

Viscorp, Inc.

Notes to the Financial Statements

December 31, 2007

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company leases storage space on a month-to-month basis.  There are no future minimum rental obligations as of December 31, 2007.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company owes the Company’s President $35,200 as of December 31, 2007 for advances made to the Company.  This advance was repaid in conjunction with the change of control and “Share Exchange Agreement” which is discussed in Note 9.

During the year ended December 31, 2007, the Company incurred $29,398 in consulting, marketing and accounting services with entities that were controlled by shareholders of the Company.

NOTE 9 – SUBSEQUENT EVENTS

On January 16, 2008, the Company and its majority shareholder entered into a Share Exchange Agreement (herein referred to as the “Agreement”) with Raygere Limited (herein referred to “Raygere”) and the shareholders of Raygere, whereby Viscorp became the owner of 100% of the outstanding stock of Raygere, the owner of a Chinese pharmaceutical company.

The Company’s majority shareholder as of the date of the Agreement also agreed to transfer to Raygere or cancel 3,310,000 shares of the Company’s common stock that were held in his name.    This shareholder also agreed to purchase the assets of Viscorp and assume the liabilities that existed immediately prior to the execution of the Agreement.

As a part of the Agreement, the Company was recapitalized and changed its name to Tianyin Pharmaceutical Co., Ltd., received a new trading symbol and cusip number, and increased the Company’s authorized capital to include a class of preferred stock, whose terms will be attached by the Board of Directors at the time of issuance.

Viscorp, Inc.

Notes to the Financial Statements

December 31, 2007

NOTE 10 – NEW ACCOUNTING PRONOUNCEMENTS

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8760 on December 15, 2006.  Commencing with the Company’s Annual Report for the year ending December 31, 2008, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year-end and of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting. Furthermore in the following year the Company’s independent accounting firm has to issue an attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized.  The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  FIN 48 must be applied to all existing tax positions upon initial adoption.  The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption.   FIN 48 is effective for the Company’s year-end 2007, but is not expected to have a material impact on our consolidated financial statements, with the possible exception of certain disclosures relative to our net operating loss carryovers and the related valuation allowance.

Viscorp, Inc.

Notes to the Financial Statements

December 31, 2007

NOTE 10 – NEW ACCOUNTING PRONOUNCEMENTS – (CONTINUED)

In 2006, the Financial Accounting Standards Board issued the following:

- SFAS No. 155: Accounting for Certain Hybrid Financial Instruments

 - SFAS No. 156: Accounting for Servicing of Financial Assets

 - SFAS No. 157: Fair Value Measurements

 - SFAS No. 158: Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In 2007, the Financial Accounting Standards Board issued the following:

 - SFAS No. 159: The Fair Value Option for Financial Assets and Financial Liabilities; Including an amendment of FASB Statement No. 115

- SFAS No. 141: (Revised 2007), Business Combinations

- SFAS No. 160: Noncontrolling Interest in Consolidated Financial Statements

Management has reviewed these new standards and believes, based upon the Company’s operations as of December 31, 2007, that they have no impact on the financial statements of the Company.

Interim Financials for Tianyin Pharmaceutical Co., Inc.

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

RAYGERE LTD.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	SixMonths Ended		ThreeMonths Ended
	December31,		December31,
	2007	2006	2007	2006

SALES	$ 14,918,692	$ 8,210,022	$7,749,199	$ 4,344,846

COST OF GOODS SOLD	8,861,258	5,091,764	4,567,429	2,702,593

GROSS PROFIT	6,057,434	3,118,258	3,181,770	1,642,253

EXPENSES
Selling, general and administrative	2,200,541	801,776	1,172,062	457,519
Research and development	61,558	13,380	34,106	6,269
Total Expenses	2,262,099	815,156	1,206,168	463,788

INCOME FROM OPERATIONS	3,795,335	2,303,102	1,975,602	1,178,466

OTHER INCOME (EXPENSES)
Other income	-	1,432	-
Interest expense	(66,362)	(71,745)	(31,659)	(36,604)
Total Other Income (Expenses)	(66,362)	(70,313)	(31,659)	(36,604)

INCOME BEFOREPROVISION FOR INCOME TAX	3,728,973	2,232,789	1,943,943	1,141,862

PROVISION FOR INCOME TAX	556,646	310,936	291,572	155,545

NET INCOME	3,172,327	1,921,853	1,652,371	986,317

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	574,966	106,623	391,115	62,937

1.1.1

1.1.2     COMPREHENSIVE INCOME

	$3,747,293	$2,028,476	$2,043,486	$1,049,254

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

On October 30, 2007, Grandway Groups Holdings Ltd. (“Grandway”), a Hong Kong subsidiary of Raygere Limited (“Raygere”) – a private holding company established under the laws British Virgin Islands on January 26, 2007, acquired 100% equity interest in Chengdu Tianyin Pharmaceutical Co., Ltd (“Chengdu Tianyin”).  , which was incorporated on April 1, 1994 in the city of Chengdu, the People’s Republic of China. As a result of the acquisition, Chengdu Tianyin became the wholly owned subsidiary of Grandway and an indirect wholly owned subsidiary or Raygere. The transaction was regarded as a reverse merger whereby Chengdu Tianyin was considered to be the accounting acquirer as both Grandway and Raygere were holding companies with no significant operations and Chengdu Tianyin continues as the primary operating entity even after the exchange, although Raygere is the legal parent company.  As such, Chengdu Tianyin (and its historical financial statements) is the continuing entity for financial reporting purposes.  The consolidated financial statements reflect all predecessor statements of income and cash flow activities from the inception of Chengdu Tianyin in July 2007. Chengdu Tianyin’s primary business is to research, manufacture, and sell pharmaceutical products.

On January 16, 2007, we completed a reverse acquisition of Raygere.  Prior to the Share Exchange, Viscorp, Inc. (“Viscorp”), a public shell company, as that term is defined in Rule 12b-2 of the Exchange Act, established under the laws of Delaware on August 20, 2002.  To accomplish the share exchange we issued 12,790,800 shares of common stock on a one to one ratio for a 100% equity interest in Raygere. Per the terms of the Share Exchange and Bill of Sale of assets of Viscorp and Charles Driscoll, Viscorp was delivered with zero assets and zero liabilities at time of closing. Following the reverse acquisition, we intended to change the name of Viscorp, Inc. to “Tianyin Pharmaceutical Co., Inc.”  The transaction was regarded as a reverse merger whereby Raygere was considered to be the accounting acquirer as its shareholders retained control of Viscorp after the exchange.  Although the Company is the legal parent company, the share exchange was treated as a recapitalization of Raygere.  Thus, Raygere is the continuing entity for financial reporting purposes.  The Financial Statements have been prepared as if Raygere had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.”

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

NOTES TO FINANCIAL STATEMENT

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

NOTE 14 - SUBSEQUENT EVENTS

On October 30, 2007, Grandway Groups Holdings Ltd. (“Grandway”), a Hong Kong subsidiary of Raygere Limited (“Raygere”) – a private holding company established under the laws British Virgin Islands on January 26, 2007, acquired 100% equity interest in Chengdu Tianyin Pharmaceutical Co., Ltd (“Chengdu Tianyin”).  As a result of the acquisition, Chengdu Tianyin became the wholly owned subsidiary of Grandway and an indirect wholly owned subsidiary or Raygere. The transaction was regarded as a reverse merger whereby Chengdu Tianyin was considered to be the accounting acquirer as its shareholders retained effective control of Grandway and Raygere after the exchange, although Raygere is the legal parent company.  As such, Chengdu Tianyin (and its historical financial statements) is the continuing entity for financial reporting purposes.

On January 16, 2008, the Company entered into and consummated the transactions (the “Share Exchange”) contemplated under a Securities Exchange Agreement (the “SEA”) with Viscorp, Inc. (“Viscorp”),  a public shell company, as that term is defined in Rule 12b-2 of the Exchange Act, established under the laws of Delaware on August 20, 2002.

As part of the Share Exchange, the shareholders of Raygere were issued 12,790,800 shares of Common Stock (the “Common Stock”) of Viscorp, which represented 87.68% of the 14,587,200 issued and outstanding shares of Common Stock of Viscorp following the Share Exchange,  on a one to one ratio for a 100% equity interest in Raygere.  Per the terms of the Share Exchange and Bill of Sale of assets of Viscorp and Charles Driscoll, Viscorp was delivered with zero assets and zero liabilities at time of closing. Following the reverse acquisition, we intended to change the name of Viscorp, Inc. to “Tianyin Pharmaceutical Co., Inc.”  The transaction was regarded as a reverse merger whereby Raygere was considered to be the accounting acquirer as both Grandway and Raygere were holding companies with no significant operations and Chengdu Tianyin continues as the primary operating entity after the share exchange.  Although the Company is the legal parent company, the share exchange was treated as a recapitalization of Raygere.  Thus, Raygere is the continuing entity for financial reporting purposes.  The Financial Statements have been prepared as if Raygere had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

As a result of the share exchange, we changed our fiscal year end from December 31st to June 30th.  As such, the financial statements were prepared as if Raygere had always been the reporting company and the fiscal year had always ended on June 30.  The following pro forma balance sheet and income statement has been derived from the balance sheet and income statement of Viscorp, Inc. at December 31, 2007, and adjusts such information to give the effect to the acquisition of Raygere Limited (Chengdu Tianyin Pharmaceutical

Co., Ltd.) as if the acquisition had occurred at December 31, 2007.  The pro forma balance sheet and income statement is presented for informational purposes only and does not purport to be indicative of the financial condition that would have resulted if the acquisition was consummated at December 31, 2007, nor is necessarily indicative of the results of future operations.

PRO FORMA CONSOLIDATED BALANCE SHEET
(Unaudited)

	Chendgu
	Tianyin	Viccorp, Inc.	Adjustments		Proforma
	December 31,	December 31,
	2007	2007
	(unaudited)	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$ 1,359,417	$ 79,518	$ (79,518)	A	$ 10,075,217
			$ 8,715,800	B
Accounts receivable, net allowance of $32,860	3,260,179	-	-		3,260,179
Inventory	1,632,624	-	-		1,632,624
Other receivables	781,751	-	-		781,751
Advances to suppliers	1,068,009	-	-		1,068,009

Total current assets	8,101,980	79,518	8,636,282		$ 16,817,780

Property, plant and equipment, net	4,729,442	10,694	(10,694)	A	4,729,442

Advances - related party	-	-	-	A	-

Intangibles, net	6,056,407	-	-		6,056,407

Total assets	$ 18,887,829	$ 90,212	$ 8,625,588		$ 27,603,629

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses	$ 991,250	$ 14,709	(14,709)	A	$ 991,250
Short-term bank loans	1,309,305	-	-		1,309,305
Due to shareholder	145,517	35,200	(35,200)	A	145,517
VAT taxes payable	202,313	-	-		202,313
Income tax payable	296,912	-	-		296,912
Payroll taxes payable	22,254	-	-		22,254
Other payables	194,998	-	-		194,998

Total Current Liabilities	3,162,549	49,909	(49,909)	A	$ 3,162,549

Total Liabilities	3,162,549	49,909	(49,909)	A	$ 3,162,549

SHARE CAPITAL AND DEFICIT

Stockholders' Equity
Common stock	-	4,806	(3,310)	C	14,287
			12,791	D
Series A preferred stock	-	-	6,391	B	6,391
Capital contribution	363,000	-
Additional paid in capital	4,347,508	221,394	(221,394)	A	13,042,630
			8,709,409	B
			(12,791)	D
			(1,496)	C
Statutory reserve	683,437	-
Retained earnings	$ 9,323,261	(185,897)	185,897	A	$ 9,323,261
Accumulated other comprehensive income	$ 1,008,074				$ 1,008,074

Total Stockholders' Equity	$ 15,725,280	$ 40,303	$ 8,675,497		23,394,643

Total Liabilities and Stockholders' Equity	$ 18,887,829	90,212	8,625,588		$ 27,603,629

PRO FORMA CONSOLIDATED INCOME STATEMENT (UNAUDITED)

	Chengdu
	Tianyin	Viccorp, Inc.	Adjustments		Proforma
	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2007	2007
	(unaudited)	(unaudited)

Sales	$ 14,918,692	$ 18,962	(18,962)		14,918,692
Cost of goods sold	8,861,258	-			8,861,258

Gross profit (loss)	6,057,434	18,962	(18,962)		6,057,434

Expenses:
General and administrative expenses	2,200,541	99,464	(99,464)	A	2,200,541
Research and development	61,558	-			61,558
Depreciation	-	16,397	(16,397)	A	-

Total	2,262,099	115,861	(115,861)		2,262,099

Income/(loss) from operations	3,795,335	(96,899)	96,899		3,795,335

Other income (expense):
Interest (expense), net	(66,362)	-	-		-
Other income	-	3,404	(466)	A	-

Other income (expense), net	(66,362)	3,404	(466)		-

Income before provision for income tax	$ 3,728,973	$ (93,495)	$ 96,433		3,731,911

Provision for income tax	$ 556,646	$ -	$ -

Net income /(loss)	$ 3,172,327	$ (93,495)	$ 96,433

Other comprenshive income
Foreign currency translation	574,966	-	-		574,966

Total Comprehensive (loss)	$ 3,747,293	$ (93,495)	96,433		3,750,231

Net income (loss) per Share
Basic and diluted	$ 0.29	$ (0.02)			$0.26

Weighted average shares outstanding
Basic and diluted	12,790,800	4,806,400	(3,310,000)	C	14,287,200

Assumptions and Adjustments:

A)

Per the terms of the Share Exchange and Bill of Sale of Viscorp, Inc.  Viscorp will be  delivered with zero assets and zero liabilities at time of closing.

B)

Viscorp issues convertible debt that converts into 6,900,000 shares of series A preferred shares at $1.60 per share to investors for net proceeds of $8,715,800.

C)

Mr. Charles Driscoll agreed to cancel 3,310,000 shares which he owns, resulting in 1,486,400 shares issued and outstanding immediately before issuing 12,790,800 shares to the shareholders of Raygere Limited (Chengdu Tianyin Pharmaceutical Co., Ltd.).

Total shares issued and outstanding at

September 30, 2007 per Form 10-QSB

4,806,400

Cancellation of 2,300,000 shares owned

 by Mr. E. Lee Murdoch

3,3310,000

Total shares outstanding

1,496,400

D)

On January 16, 2007, Viscorp issues 12,790,800 shares of common stock to the shareholders of Raygere Limited for 100% interest in Raygere Limited.

Total shares issued for Edgewater Foods

12,790,800

Retroactive shares issued

12,790,800

On January 16, 2008 and January 25, 2008, we completed a private financing totaling $15,225,000 million, with 27 accredited investors.   The net proceeds from the Financing were approximately $13,697,000.  Consummation of the Financing was a condition to the completion of the Share Exchange transaction with Raygere and the Raygere Stockholders under the Share Exchange.  The securities offered in the Financing were sold pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) by and among the Company, Raygere, the Raygere Stockholders; Grandway Group Holdings Limited (“Grandway”), a company organized under the laws of Hong Kong and a wholly-owned subsidiary of Raygere , and the investors named in the Purchase Agreement (collectively, the “Investors”).  Pursuant to the Purchase Agreement, we issued a total of 152.25 Units of securities consisting of (a) an aggregate of $15,225,000 million principal amount of our 10% convertible exchangeable notes due on or before June 30, 2009 (the “Notes”), (b) five (5) year warrants to purchase 4,757,814 shares of our Common Stock, $0.001 par value per share at an initial exercise price of $2.50 per share (the “Class A Warrants”), and (c) seven (7) year warrants to purchase 4,757,814 shares of our Common Stock at an initial exercise price of $3.00 per share (the “Class B Warrants” and together with the Class A Warrants, the “Warrants”).  The exercise prices of the Warrants are subject to weighted average and other anti-dilution adjustments.

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

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURES

Viscorp did not have any disagreements with their accountants during fiscal 2007.

Effective January 25, 2008, as a result of the Share Exchange, we dismissed our principal accountant and the client-auditor relationship between us and The Hall Group, CPAs ceased.  On that same day, we engaged Patrizio & Zhao, LLC as our principal independent accountant to audit our financial statements for the fiscal year ended June 30, 2007.  At the time of the change, we did not have an audit committee, so our Board approved changing our auditors.  The Hall Group served as our independent public accountant from 2006 to the date of their dismissal.  The Hall’s Group audit reports for our past two fiscal years did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years ended December 31, 2007 and 2006 and in the subsequent interim periods through the date of dismissal, there were no disagreements with the Hall Group on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of the Hall Group would have caused the Hall Group to make reference to the matter in their report.

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

We included this information in a Current Report on Form 8-K, which we filed on February 14, 2008 and provided the Hall Group with a copy of such disclosure and requested that the Hall Group furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not the Hall Group agrees with the disclosure. A copy of the letter dated February 14, 2008 furnished by the Hall Group in response to that request was filed as Exhibit 16.1 to the 8-K.  In connection with Patrizio & Zhao’s audit, we requested that they review the disclosure contained in the 8-K and provided them with an opportunity to furnish us with a letter addressed to the Commission containing any new information, clarification of our views expressed above or the respects in which they do not agree with our statements above.  Patrizio & Zhao informed us that no such letter is necessary.

ITEM 8A.

CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls

As of the end of the period covered by this annual report on Form 10-KSB, the Company evaluated the effectiveness of the design and operation of (i) their disclosure controls and procedures, and (ii) their internal control over financial reporting. Charles Driscoll, our Chief Executive Officer and Chief Financial Officer, performed this evaluation; his conclusions, based on and as of the date of the Evaluation (i) with respect to the effectiveness of our Disclosure Controls and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls are presented below.

CEO and CFO Certifications

Attached to this annual report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission’s rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls and Internal Controls

Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in the Company's reports filed with the Securities and Exchange Commission under the Securities Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) the Company's transactions are properly authorized, (ii) the Company’s assets are safeguarded against unauthorized or improper use, and (iii) the Company's transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

Limitations on the Effectiveness of Controls

The Company's management does not expect that their Disclosure Controls or their Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation

The CEO and CFO’s evaluation of the our Disclosure Controls and Internal Controls included a review of the controls’ (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Among other matters, the Evaluation was to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether the Evaluators identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and our independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. The Evaluator also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified, he considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions

Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and CFO concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to us is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

PART III.

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

As of December 31, 2007, the following persons serve as directors and officers of Viscorp.

Charles Driscoll

Chief Executive Officer, Chief Financial Officer, Director, President and Secretary

Charles Driscoll, Mr.  Driscoll graduated from Ohio University with a Bachelor of Science in Communication in 1993. Following  graduation from Ohio University,  Mr. Driscoll began  his  career  with  Federated   Investors  in  various  financial  service capacities. In 1995, Mr. Driscoll left Federated to become a licensed Investment Advisor  and  Broker,  until  he  left  to join a  technology  firm  in  Boston, Massachusetts  two years later.  Mr. Driscoll spent the next seven years in the technology industry in Boston and Pittsburgh, working in sales and business development roles for companies like PassGO, Wall Data, Seagull Software, and Promptu.  In 2000, he left the software industry to launch a technology division for Beitler McKee Optical Company, a wholesale optical laboratory, of which he had been an active board member from 1997 to 2007 and owned 10% of the company (all non-voting shares).  In 2003, Mr. Driscoll left Beitler McKee to launch VisCorp, Inc. to better serve the technology needs of the optical marketplace.

After the Share Exchange

The following table and text set forth the names and ages of all directors and executive officers as of May 8, 2008. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. To date we have not had an annual meeting. There are no family relationships among our directors and executive officers. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

In connection with the Share Exchange, Mr. Driscoll resigned as our sole director effective as of February 15, 2008; Mr. Stewart Shiang Lor became a member of our Board of Directors on that same day.  Additionally, on February 29, 2008, we appointed Professor Zunjian Zhang, Ph.D., Professor Jianping Hou, Ph.D. and Mr. James T. McCubbin to join Mssrs. Jiang and Lor as members of our Board of Directors.

Name	Age	Position
Dr. Guoqing Jiang	40	Chairman of the Board, Chief Executive Officer, Acting Chief Financial Officer and President
Professor Zunjian Zhang, Ph.D.	48	Director
Professor Jianping Hou, Ph.D.	47	Director
James T. McCubbin	44	Director
Stewar Shiang Lor	44	Director

Dr. Guoqing Jiang, the Chairman of the Board, Chief Executive Officer, Acting Chief Financial Officer and President.  Dr. Jiang has led the current management to acquire Tianyin Pharmaceutical Co., Ltd. in 2003 and successfully transformed the Company from a regional player into one of the leading TCM manufacturers in China.  Prior to Tianyin, Dr. Jiang served as CEO at Kelun Pharmaceutical Group and built the company from inception to its current status as the world’s leading producer of intravenous solution products.  Dr. Jiang is a charismatic, natural leader and well-respected industry veteran with over 15 years of extensive experience and a proven track record in the pharmaceutical and modernized traditional Chinese medicine industry.  Dr. Jiang once served as a lecturer and resident physician for over 5 years after graduating as a Medical Doctor from Jiangsu University Medical School.

Stewart Lor, Director.  Mr. Lor has over 20 years of work experience in diverse disciplines including corporate management, manufacturing and operations, international trade, corporate finance and investment, information technology as well as sales and marketing.  Mr. Lor co-founded Lorons International Corporation, PowerBridge Technology Co., Ltd. and Cmark Capital Co., Ltd. and served in various senior management positions at several U.S. and China based companies.  Mr. Lor currently serves as a board director at Jpak Group Inc, a publicly listed company in the U.S.  He graduated from State University of New York at Stony Brook and studied Management at Baruch College in New York.

Professor Zunjian Zhang, Ph.D., Director.  Professor Zhang is currently a graduate school faculty advisor at China Pharmaceutical University. He is Executive Director at the Center for Instrument Analysis and in charge of the National Key Laboratory of Drug Quality Control and Pharmacovigilance of Ministry of Education at the university. Professor Zhang is a member of the Chinese Pharmacopoeia Commission and a SFDA expert review committee member for new drugs and health food products.  He is also an expert review panel member at the National Center for Drug Pricing Evaluation and the SFDA Jiangsu Province.  Professor Zhang is Deputy Executive Director at the Analytical Division of the Jiangsu Provincial Society of Chemistry and Chemical Engineering, Executive Director at the Drug Price Division of Jiangsu Price Association and a director at the Nanjing Pharmaceutical Association. Professor Zhang serves as an editor for Journal of China Pharmaceutical University and Journal of Chinese Traditional and Herbal Drugs.  He is a principal investigator in many national research projects and has published over 100 peer-reviewed research papers in prestigious journals both at home and abroad.  Professor Zhang received his B.S. and Ph.D. degrees in Pharmaceutical Analysis from China Pharmaceutical University.

Professor Jianping Hou, Ph.D., Director.  Professor Hou is currently a graduate school faculty advisor at Shaanxi University of Traditional Chinese Medicine.  He has published over dozens of peer-reviewed research papers and participated in the compiling and editing of a number of college textbooks in traditional Chinese medicine. Professor Hou is a principal investigator in more than 10 national research projects and has received the scientific achievement award from the State Administration of Traditional Chinese Medicine. Professor Hou is a SFDA expert review committee member for new drugs and health food products. He is also an expert review panel member for new drugs and side effects at SFDA Shaanxi Province.  Professor Hou is Executive Director at Shaanxi Pharmacological Society and the Clinical Pharmacology Committee of Shaanxi Pharmaceutical Association.  He has also held various senior management positions at Sizhuang Research Institute of Nutriceutics, Xikang Pharmaceutical Co., Ltd. and Sizhuang Pharmaceutical Co., Ltd.  Professor Hou received his Bachelor of Pharmacy and Master’s degree in Pharmacology of Traditional Chinese Medicine from Shaanxi University of Traditional Chinese Medicine. He earned his Ph.D. degree in Pharmacology of Traditional Chinese Medicine from Beijing University.  Professor Hou also completed an EMBA training program for top pharmaceutical executives at Beijing University.

Mr. James T. McCubbin, Director.  Mr. McCubbin currently serves as a Director, Vice President and Chief Financial Officer at WidePoint Corporation, an American Stock Exchange listed company (AMEX: WYY).  Prior to the commencement of his employment with WidePoint, he held various senior financial management positions with several companies in the financial and government sectors.  Mr. McCubbin is a director and chairman of the audit committee for Red Mile Entertainment, Inc., a developer and publisher of interactive entertainment software. Red Miles creates, incubates and licenses premier intellectual properties and develops products for console video game systems, personal computers and other interactive entertainment platforms.  Mr. McCubbin is a graduate of the University of Maryland with a Bachelor of Science Degree in Finance and a Master’s Degree in International Management.

Significant Employees

The following are employees who are not executive officers, but who are expected to make significant contributions to our business:

Mr. Xintao You, Vice President of Operations. Mr. You has over 20 years of industry experience.  Prior to joining Tianyin, Mr. You was a Research Scientist at Sichuan Industrial Institute of Antibiotics, Faculty Member at West China School of Pharmacy Sichuan University, Visiting Scholar at Osaka University and Director of quality system at the Sichuan Qili Pharmaceutical Co. Mr. You received his Bachelors degree and Masters degree in pharmacy, respectively from China Pharmaceutical University and Sichuan University-affiliated West China Center of Medical Sciences.

Dr. Daqiao Zhang, the Vice President of Marketing and Sales. Dr. Zhang is an innovative pharmaceutical and TCM industry as an innovative marketing and sales expert with over 15 years of experience. Dr. Zhang served in various senior marketing and sales positions at Simcere Pharmaceutical Group (NYSE: SCR) and Nanjing Medical Company (SHSE: 600713). Dr. Zhang graduated from Jiangsu University Medical School and he also received an MBA degree from Macau University of Sciences and Technology.

Mr. Hongcai Li, the Vice President of Accounting.  Mr. Li is a Certified Public Accountant with over 10 years of experience in financial and accounting management. Prior to Tianyin, Mr. Li was a Accounting Manager Internal Auditor at Zarva Technology Group Co., Ltd., Financial Manager at Gome Electrical Appliances Holding Ltd., the largest electronics chain in China. Mr. Li received his Bachelor of Accounting degree from Chongqing Institute of Industrial Management.

CORPORATE GOVERNANCE

During fiscal 2007 through the present, we were not and are not required to comply with the director independence requirements of any securities exchange.  In determining whether our directors are independent, however, we intend to comply with the rules of the American Stock Exchange LLC, or the AMEX.  The board of directors will also consult with counsel to ensure that the boards of director’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors, including those adopted under the Sarbanes-Oxley Act of 2002 with respect to the independence of audit committee members.  The AMEX listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment.  Our three new directors, Mssrs. Zhang, Hou and McCubbin are “independent” as that term is defined by Section 121(A) of the American Stock Exchange’s Listing Standards; accordingly, we now satisfy the “independent director” requirements of the AMEX, which requires that a majority of a company’s directors be independent.

Due to our lack of operations and size prior to the Share Exchange, we did not have an Audit Committee. Furthermore, we are currently quoted on the OTC Bulletin Board, which is sponsored by the NASD, under the symbol “TYNP” and the OTCBB does not have any listing requirements mandating the establishment of any particular committees.  For these same reasons, we did not have any other separate committees during fiscal 2006; all functions of a nominating committee, audit committee and compensation committee were performed by our sole director. However, on February 29, 2008, we set up the following committees:

•

Audit Committee, which is comprised of James T. McCubbin (Chair), Professor Hou and Professor Zhang.  The Board has determined that all of these members are independent, as that term is defined in Section 121(A) of the American Stock Exchange’s Listing Standards.

•

Compensation Committee, which is comprised of James T. McCubbin (Chair), Professor Hou and Professor Zhang. The Board has determined that all of these members are independent, as that term is defined in Section 121(A) of the American Stock Exchange’s Listing Standards.

•

Nominating Committee, which is comprised of James T. McCubbin (Chair), Professor Hou and Professor Zhang.  The Board has determined that all of these members are independent, as that term is defined in Section 121(A) of the American Stock Exchange’s Listing Standards.

Audit Committee and Financial Expert

Our Audit Committee focuses its efforts on assisting our Board of Directors to fulfill its oversight responsibilities with respect to our:

•

Quarterly and annual consolidated financial statements and financial information filed with the Securities and Exchange Commission;

•

System of internal controls;

•

Financial accounting principles and policies;

•

Internal and external audit processes; and

•

Regulatory compliance programs.

The committee will meet periodically with management to consider the adequacy of our internal controls and financial reporting process.  It will also discuss these matters with our independent auditors and with appropriate financial personnel that we employ.  The committee will review our financial statements and discusses them with management and our independent auditors before those financial statements are filed with the Securities and Exchange Commission.

The committee has the sole authority to retain and dismiss our independent auditors and periodically reviews their performance and independence from management.  The independent auditors have unrestricted access and report directly to the committee.  The committee intends to meet as often as is necessary throughout the year to carry out its duties.  In addition to establishing this committee, we also created a written charter for the audit committee, which will be publicly available through our website sometime this quarter – until such time, you can review the charter which is attached as Exhibit 99.3 to our Current Report on Form 8-K filed with the SEC on March 4, 2008.

Audit Committee Financial Expert

James T. McCubbin is our Audit Committee Financial Expert, as that term is defined in Item 407 of Regulation S-K and the Board has determined that Mr. McCubbin is independent, as that term is defined in Section 121 of the American Stock Exchange’s Listing Standards and Section 10A(m)(3) of the Securities Exchange Act of 1934.  Mr. McCubbin’s qualifications as an audit committee financial expert are described in his biography above.

Nominating Committee

In connection with the creation of our nominating committee, we also created a charter for such committee, which will be publicly available through our website sometime this quarter – until such time, you can review the charter which is attached as Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on March 4, 2008.  Prior to the Share Exchange, our full board of directors performed all of the functions of a nominating committee.  The Nominating Committee nominates candidates for the Board and will consider nominees recommended by shareholders.  The Nominating Committee is responsible for selecting and nominating persons for election or appointment by our Board as Board members. Although we always considered recommendations for nominees from our shareholders, pursuant to the Nominating Committee Charter, the Committee will consider recommendations for nominees from shareholders submitted to our Secretary at our corporate offices and a nomination submission must include information regarding the recommended nominee, including all of the information that is required to be disclosed in solicitations or proxy statements for the election of Board members, as well as information sufficient to evaluate the factors to be considered by the Committee, including character and integrity, business and professional experience, and whether the person has the ability to apply sound and independent business judgment and would act in the interests of the Registrant and its shareholders; nominees must also state in advance his or her willingness and interest in serving on the board of directors. Nomination submissions are required to be accompanied by a written consent of the individual to stand for election if nominated by the Board and to serve if elected by the shareholders, and such additional information must be provided regarding the recommended nominee as reasonably requested by the Committee.

To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary.    The committee intends to meet as often as is necessary throughout the year to carry out its duties.

Compensation Committee

The Compensation Committee is responsible for setting executive compensation, for making recommendations to the full Board concerning director compensation and for general oversight of the compensation and benefit programs for other employees.  The committee intends to meet as often as is necessary throughout the year to carry out its duties.  In addition to establishing this committee, we also created a written charter for the compensation committee, which will be publicly available through our website sometime this quarter – until such time, you can review the charter which is attached as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on March 4, 2008.

Our overall compensation policies are monitored by the Compensation Committee.  The duties and responsibilities of the Compensation Committee are to:

•

administer the employee benefit plans of our company designated for such administration by the board;

•

establish the compensation of our Chief Executive Officer (subject to the terms of any existing employment agreement);

•

with input from our Chief Executive Officer, establish or recommend to the board the compensation of our other executive officers (subject to the terms of any existing employment agreements); and

•

monitor our overall compensation policies and employment benefit plans.

Dr. Jiang, our Acting Chief Financial Officer, participates in determinations regarding the compensation and design of our benefit programs for all employees, including our other executive officers. However, he does not participate in determining his own compensation.

We believe that an appropriate compensation program should draw a balance between providing rewards to executive officers while at the same time effectively controlling compensation costs. We reward executive officers in order to attract highly qualified individuals, to retain those individuals in a highly competitive marketplace for executive talent and to motivate them to perform in a manner that maximizes our corporate performance. We want our compensation program to provide our executives with an overall competitive compensation package that seeks to align individual performance with our long-term business objectives.

In the future, we may rely upon consultants to set our salaries, to establish salary ranges or to provide advice regarding other compensation matters. We compare our salaries and other elements of compensation against the salaries and other compensation measures of other public companies in our industry by reviewing the proxy statements of such other companies. However, we do not prepare formal benchmarking studies.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of any class of our securities registered under Section 12(g) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

As of December 31, 2007, based upon our review of copies of such reports, our officers, directors and 10% stockholders filed the reports required by Section 16(a).

Code of ethics

On March 17, 2008, we adopted a Professional Conduct Policy and Code of Ethics, which will apply to all of the Company’s employees, a Code of Conduct for Directors and a Code of Conduct for Executive Directors.  Until such time as our website is running, which we expect to occur in the next 6 months, you may obtain a copy of any of our codes of ethics at no cost, by written request to:  Tianyin Pharmaceutical Co., Inc. 11th Floor, South Tower, Jinjiang Times Garden, 107 Jin Li Road West, Chengdu, P. R. China, 610072; or, by oral request at: (212) 732-7184.

EXECUTIVE COMPENSATION

Prior to the Share Exchange, we had not paid any compensation to our chief executive officer or any other executive officer during the fiscal years ended December 31, 2007, 2006 or 2005, nor did we issue any options or awards to our executive officers during such time.  We did not have any employment agreements with our executive officers either.  Additionally, prior the Share Exchange, our directors did not receive any compensation for acting as such, but were reimbursed for out-of-pocket expenses incurred while attending board meetings.

The following table sets forth the compensation paid by Raygere, through Chengdu Tianyin to our chief executive officer and to all other executive officers for services rendered during the fiscal years ended June 30, 2007, 2006 and 2005.  In reviewing the table, please note that:

•

The compensation amounts paid to Dr. Jiang, reflects compensation paid to him by the operating subsidiaries of Raygere during the reported periods; and

•

No other officer earned more than US$100,000 per annum.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guoqing Jiang, CEO(1)	2007	62,400	-	-	-	-	-	-	62,400
Guoqing Jiang, CEO(1)	2006	52,000	-	-	-	-	-	-	52,000
Guoqing Jiang, CEO(1)	2005	63,000	-	-	-	-	-	-	63,000

(1) The compensation for Guoqing Jiang reflects his salary at Chengdu Tianyin prior to the Share Exchange.

Outstanding Equity Awards at Fiscal Year-End

We did not grant any options or awards to any of our named executive officers during our last completed fiscal year nor did any of our executive officers exercise any such options or awards during such period nor did any such options or awards vest during the period.

Retirement/Resignation Plans

We do not have any plans or arrangements in place regarding the payment to any of our executive officers following such person’s retirement, resignation, constructive termination or change in control transaction.

Employment Agreements

We do not currently have any employment agreements with our executive officers, but intend to enter into employment agreements at market rates as determined by the board of directors and confidentiality agreements with our executive officers.

Compensation of Directors

In the past, we did not pay our directors fees for attending scheduled and special meetings of our board of directors.  However, on February 29, 2008, our board resolved, via unanimous written consent to compensate our directors as follows: our directors who are employees do not receive any compensation from us for services rendered as directors. The Board created three classes of fees for outside directors: (1) outside directors who are “independent,” as defined in the Exchange Act will be paid $1,000 per month; (2) outside directors who are not “independent” will not receive any fees at this time, but once our cash flow position improves, the Compensation Committee will reconvene and make recommendations; (3) the Audit Committee Chairman will receive $3,000 per month and an aggregate of 36,000 5-year options to purchase shares of our common stock – the price of the options shall be struck at the “Fair Market Value” based upon the closing price of our stock on the OTCBB on the date of issue and shall vest pro-rata over a period of 12 months.  Additionally, although we do not currently have an arrangement or agreement to provide stock based compensation to our outside directors, we are authorized to grant outside directors incentive stock options from time to time if we find it in our best interest to do so.

ITEM 11.

SECUIRTY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of May 8, 2008, we had a total of 14,587,200 shares of Common Stock.

The following table sets forth, as of May 8, 2008: (a) the names and addresses of each beneficial owner of more than five percent (5%) of our Common Stock known to us, the number of shares of Common Stock beneficially owned by each such person, and the percent of our Common Stock so owned before and after the Share Exchange; and (b) the names and addresses of each director, executive officer and significant employee before and after the Share Exchange, the number of shares our Common Stock beneficially owned, and the percentage of our Common Stock so owned, by each such person, and by all of our directors and executive officers as a group before and after the Share Exchange. Each person has sole voting and investment power with respect to the shares of our Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated. Individual beneficial ownership also includes shares of Common Stock that a person has the right to acquire within 60 days from May 8, 2008.

Name	Amount and Nature of Beneficial Ownership Before the Share Exchange	Percentage of Outstanding Shares Before the Share Exchange	Amount and Nature of Beneficial Ownership After the Share Exchange	Percentage of Outstanding Shares After the Share Exchange
Charles Driscoll(1)	4,000,000	84.81%	80,000	*
Progressive Investors, LLC (2)(3)	435,000	9.22%	435,000	2.98%
Time Poly Management Ltd.	-	-	9,976,824 (4)	68.39%
Dr. Guoqing Jiang, CEO, Acting Chief Financial Officer and President	-	-	9,976,824(4)(5)	68.39%
Cmark Holdings Co., Ltd.(6)	-	-	2,165,503	14.85%
Stewart Shiang Lor, Director	-	-	12,142,327(7)	83.24%
Mr. Xintao You	-	-	769,059 (8)	5.27%
Mr. Yong Zhan	-	-	751,368 (9)	5.15%
Ms. Li Zhou	-	-	544,455 (10)	3.73%
Mr. Daqiao Zhang	-	-	225,605 (11)	1.55%
Mr. Hongcai Li	-	-	30,080 (12)	*
Professor Zunjian Zhang, Ph.D, Director	-	-	0	*
Professor Jianping Hou, Ph.D., Director	-	-	0	*
Mr. James T. McCubbin, Director	-	-	0	*
TriPoint Global Equities, LLC	-	-	1,565,927 (13)	9.69%
All Directors, Executive Officers and Director Nominees before the Share Exchange, As a Group	4,000,000	84.81%	80,000	*

All Directors, Executive Officers and Director Nominees after the Share Exchange and after the Effective Date of this Schedule, As a Group	-	-	12,180,756	83.50%

* Less than one percent

(1)

Charles Driscoll’s address is 627 Nevin Ave, Sewickley, PA 15143.

(2)

Mark Smith is the beneficial owner of Progressive Investors, LLC

(3)

Progressive is located at 1541 E. Interstate 30, Suite 140, Rockwall, Texas 75087.

(4)

Represents 9,976,824 shares of our Common Stock that were issued to Time Poly Management Ltd., a British Virgin Islands company (“Time Poly”), in the Share Exchange. Time Poly is currently wholly-owned by Stewart Shiang Lor, who has the sole voting and dispositive power over the shares of Time Poly.  Pursuant to a Share Transfer Agreement, dated as of January 16, 2008, certain of Chengdu Tianyin Pharmaceutical’s executive officers, including Dr. Jiang , have an immediately exercisable option to purchase from Stewart Shaing Lor 100% of the equity of Time Poly, after which such executive officers shall have the voting, dispositive and investment power over Time Poly . Stewart Shiang Lor is one of our directors.    See “Certain Relationships and Related Transactions” below.

(5)

Pursuant to the Share Transfer Agreement , dated as of January 16, 2008, Dr. Jiang has an immediately exercisable option to purchase from Stewart Shaing Lor (the current owner of 100% of the share capital of Time Poly) up to 38,430 shares of Time Poly equity, which, upon exercise, would entitle Dr. Jiang to own 76.86% of the equity of Time Poly.  Accordingly, upon exercise of such option, Dr. Jiang will indirectly (through his 76.86% ownership of Time Poly) own 7,668,188 shares of our Common Stock, but he will maintain all of the voting, dispositive and investment power (through his control of Time Poly) of all of the 9,976,824 shares of our Common Stock that were issued to Time Poly in the Share Exchange. See “Certain Relationships and Related Transactions” below.

(6)

The person having voting, dispositive or investment powers over Cmark is Stewart Shiang Lor, Authorized Agent.

(7)

Mr. Lor is the sole shareholder of Time Poly, which owns 9,976,824 shares of our voting stock and therefore, Mr. Lor beneficially owns 9,976,824 shares of our voting stock.  Mr. Lor is also the sole shareholder of Cmark, which owns 2,165,503 shares of our voting stock and therefore Mr. Lor beneficially owns 2,165,503 shares of our voting stock.  408,061 of the shares of our Common Stock held by Cmark and 1,880,021 of the shares of our Common Stock held by Time Poly (an aggregate of 2,288,082 of our shares) are subject to an escrow agreement pursuant to which such shares are to be released back to such members and to the Investors of the Financing, based upon certain performance targets of Chengdu Tianyin as set forth in the Share Escrow Agreement dated January 25, 2008, by and among us, Time Poly, Happyvale Limited, Fartop Management Limited and Cmark, the Investors in the Financing and the escrow agent. See “Transactions with Related Persons, Promoters and Certain Control Persons” below.

(8)

This number includes the following: 765,222 shares (7.67%) of our Common Stock, which are part of the 9,976,824 shares of our Common Stock that were issued to Time Poly. Time Poly is currently wholly-owned by Stewart Shiang Lor, who has the sole voting and dispositive power over the shares of Time Poly.  Pursuant to a Share Transfer Agreement, dated as of January 16, 2008, Mr. You has an option to purchase from Stewart Shaing Lor up to 3,837 shares of Time Poly equity, which will cause him to own 7.67% of Time Poly. See “Transactions with Related Persons, Promoters and Certain Control Persons” below.

(9)

This number includes the following: 747,264 shares (7.49%) of our Common Stock, which are part of the 9,976,824 shares of our Common Stock that were issued to Time Poly. Time Poly is currently wholly-owned by Stewart Shiang Lor, who has the sole voting and dispositive power over the shares of Time Poly.  Pursuant to a Share Transfer Agreement, dated as of January 16, 2008, Mr. Zhan has an option to purchase from Stewart Shaing Lor up to 3,743 shares of Time Poly equity, which will cause him to own 7.49% of Time Poly.  See “Transactions with Related Persons, Promoters and Certain Control Persons” below.

(10)

This number includes the following: 541,741 shares (5.43%) of our Common Stock, which are part of the 9,976,824 shares of our Common Stock that were issued to Time Poly. Time Poly is currently wholly-owned by Stewart Shiang Lor, who has the sole voting and dispositive power over the shares of Time Poly.  Pursuant to a Share Transfer Agreement, dated as of January 16, 2008, Ms. Zhou has an option to purchase from Stewart Shaing Lor up to 2,714 shares of Time Poly equity, which will cause him to own 5.43% of Time Poly.  See “Transactions with Related Persons, Promoters and Certain Control Persons” below.

(11)

This number includes the following: 224,479 shares (2.25%) of our Common Stock, which are part of the 9,976,824 shares of our Common Stock that were issued to Time Poly. Time Poly is currently wholly-owned by Stewart Shiang Lor, who has the sole voting and dispositive power over the shares of Time Poly.  Pursuant to a Share Transfer Agreement, dated as of January 16, 2008, Mr. Zhang has an option to purchase from Stewart Shaing Lor up to 1,126 shares of Time Poly equity, which will cause him to own 2.25% of Time Poly.  See “Transactions with Related Persons, Promoters and Certain Control Persons” below.

(12)

This number includes the following: 29,930 shares (0.30%) of our Common Stock, which are part of the 9,976,824 shares of our Common Stock that were issued to Time Poly. Time Poly is currently wholly-owned by Stewart Shiang Lor, who has the sole voting and dispositive power over the shares of Time Poly.  Pursuant to a Share Transfer Agreement, dated as of January 16, 2008, Mr. Li has an option to purchase from Stewart Shaing Lor up to 150 shares of Time Poly equity, which will cause him to own 0.30% of Time Poly.  See “Transactions with Related Persons, Promoters and Certain Control Persons” below.

(13)

This number includes the 1,260,927 shares of common stock underlying the placement agent warrants TriPoint Global received as placement agent of the January 2008 Financings and the 305,000 shares of our common stock TriPoint Capital Advisors, LLC received in a private transaction.  Mark Elenowitz and Michael Boswell have voting, dispositive or investment powers over TriPoint Global and TriPoint Capital, to which Louis Taubman also maintains voting, dispositive or investement powers.

Changes in Control

Pursuant to the Share Exchange, we will have 14,587,200 shares of Common Stock issued and outstanding, of which Raygere’s former shareholders will own 87.68% with the balance held by investors in the Financing and those who held our shares prior to the Share Exchange. Therefore, the closing of the Share Exchange caused a change in control.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

We have not entered into any transactions during the last two fiscal years with any director, executive officer, director nominee, 5% or more shareholder, nor have we entered into transactions with any member of the immediate families of the foregoing person (include spouse, parents, children, siblings, and in-laws) nor is any such transaction proposed, except as follows:

On January 16, 2008, we sold all of the assets we held before the Share Exchange, which consisted solely of our optometry software, to Charles Driscoll – our former CEO and sole director – for $100.00.

On September 7, 2007, Grandway entered into a sales and purchase agreement with three of the existing shareholders ("Original Shareholders") of Chengdu Tianyin, pursuant to which Grandway purchased 100% of the equity interest in Chengdu Tianyin.  The total purchase consideration was RMB3,000,000 (approximately U.S.$414,771.39) which was determined based upon the net asset value of Chengdu Tianyin as of October 30, 2007.  This transfer was approved by the Bureau of Foreign Trade and Economic Cooperation of Chengdu Economic Technology Development Administration Committee on October 30, 2007, and the registration with the Chengdu Administration of Industry and Commerce was completed on November 5, 2007.  As a result of this transfer, Grandway acquired 100% of the equity of Chengdu Tianyin Pharmaceutical Co., Ltd., our indirect wholly owned subsidiary located in Chengdu, Sichuan Province of the People’s Republic of China that operates our current business .

On January 16, 2008, pursuant to a Share Transfer Agreement, Stewart Shiang Lor, a director nominee, issued stock options to the executives officers and management team of Chengdu Tianyin Pharmaceutical Co., Ltd., (the “Executives”) our wholly owned subsidiary located in Chengdu, Sichuan Province of the People’s Republic of China that operates our business.  Pursuant to the agreement, Mr. Lor granted to the Executives the option to acquire all of the shares of Time Poly Management Limited, a British Virgin Islands corporation that owns 39,000 shares of equity interest in Raygere, which prior to the Share Exchange represented 78% of Raygere’s equity, and received 9,976,824, shares of our Common Stock in the Share Exchange transaction.  Mr. Lor is the sole shareholder of Time Poly Management.  Under the terms of the Share Transfer Agreement, the Executives will have the right and the option to purchase 100% of the outstanding shares of capital stock of Time Poly Management at any time through November 15, 2008.  Although the Executives may exercise their options at any time during the term of the option, the exercise price of the options depends upon the fulfilment of certain performance targets based on the future revenues of Chengdu Tianyin , as set forth in the Share Transfer Agreement.  The exercise prices of these options range from $1,293 to $660,975.  The options vest on a one-third basis per quarter for three specified quarters and may be exercised in whole or in part after Chengdu Tianyin’s revenues for such quarter is determined, which shall not be later than 45 days following the applicable fiscal quarter.

As part of the Share Exchange Agreement, Time Poly Management Limited, Cmark Holdings Co., Ltd., Happyvale Limited and Fartop Management Limited (the “Escrow Stockholders”) entered into a Share Escrow Agreement pursuant to which they placed an aggregate of 2,410,283 million shares of Common Stock they own (the “Escrowed Shares”) into escrow for the benefit of the Investors in the event we fail to achieve certain net income levels; one half of the Escrowed Shares is allocated to each of the two fiscal years involved in the Share Escrow Agreement (the “Yearly Shares”).   The Escrowed Shares are being held as security for the achievement of the: (i) the lesser of our reported net income of at least $5.6 million or fully diluted EPS (share count includes all outstanding common shares, preferred shares, warrants and options) of $0.16 per share in fiscal 2008 (the “2008 Performance Threshold”) and (ii) the lesser of our reported net income of at least $7.2 million or fully EPS (share count includes all outstanding common shares, preferred shares, warrants and options) of $0.20 per share in fiscal 2009 (the “2009 Performance Threshold”).  If we achieve more than 92% of each of the 2008 Performance Threshold and the 2009 Performance Threshold, the Escrowed Shares will be released back to the Escrow Stockholders.  For each year that we achieve 92% or less of the 2008 Performance Threshold or 2009 Performance Threshold, the Investors shall receive 73,624 shares for each one percent (or fraction thereof) by which such performance threshold was not achieved (pro rata based on the number of shares of Series A Preferred

Stock owned by such Investor at such date) up to a maximum of 1,104,360 shares and if less than a total of 500,000 shares are so delivered, the Escrow Stockholders shall receive the difference between 500,000 and the number of shares delivered to the Investors. Additionally, if all of the Yearly Shares are distributed in any given year, then the Company must distribute an aggregate of 1,000,000, 3-year warrants at an exercise price of $1.00 per shares, to the Investors.

If any Escrow Shares are distributed to the Investors under the Escrow Agreement, we have agreed to use commercially reasonable efforts to file a registration statement relating to the resale by the Investors of the Escrow Shares so distributed within 30 days following the date that we are obligated to deliver any such Escrow Shares to the Investors.  We will thereafter use commercially reasonable efforts to cause such registration statement to become effective. We will cause the registration statement to remain effective until each Investor has sold Escrow Shares received by it or until each Investor is permitted to resell all of the Escrow Shares received by it at one time pursuant to Rule 144(k) of the Securities Act of 1933, as amended.

Lock-Up Agreement

Certain of our shareholders holding an aggregate of 12,790,800 shares of our Common Stock have agreed that they will not, subject to certain limited exceptions set forth in the lock up agreement, offer, sell, contract to sell, assign, transfer, hypothecate, pledge or grant a security interest in or other dispose of any of his/her shares of our Common Stock from the period commencing on the Closing Date and expiring on the date that is the earlier of: (i) 6 months following the effective date of the registration statement providing for the resale of the shares of Common Stock issuable upon conversion of the Preferred Shares and exercise of the Warrants or (ii) 12 months following the Closing Date.  In addition, for a period of 12 months following such period, no such shareholder shall sell more than one-twelfth of their total shares of Common Stock during any one month period.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we had not adopted prior to the Share Exchange formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, directors and significant shareholders.  However, we intend that such transactions will, on a going-forward basis, be subject to the review, approval or ratification of our board of directors, or an appropriate committee thereof.

Promoters and Certain Control Persons

On January 16, 2008, we entered into a Share Exchange Agreement with Raygere Limited (“Raygere”), a company organized under the laws of the British Virgin Islands (“BVI”) and Time Poly

Management Limited, Happyvale Limited and Fartop Management Limited, each a BVI company, and Cmark Holding Co., Ltd., an exempted company organized under the laws of the Cayman Islands (collectively, the “Raygere Stockholders”), pursuant to which all the shares of Raygere were transferred to us and Raygere became our wholly-owned subsidiary.  Together, the Raygere Stockholders owned shares constituting 100% of the issued and outstanding ordinary shares of Raygere.  Pursuant to the terms of the Share Exchange Agreement, the Raygere Stockholders transferred to us all of their shares in Raygere in exchange for the issuance of an aggregate of 12,790,800 shares of our common stock to the Raygere Stockholders. As a result of this share exchange, Raygere became our wholly-owned subsidiary and the Raygere Stockholders acquired approximately 87.68% of the 14,587,200 issued and outstanding shares of our Common Stock following the Share Exchange, but before the dilution resulting from the Financings described elsewhere in this Statement.

Our only “promoters” (within the meaning of Rule 405 under the Securities Act), or person who took the initiative in the formation of our business or in connection with the formation of our business received 10% of our debt or equity securities or 10% of the proceeds from the sale of such securities in exchange for the contribution of property or services, during the last five years have been Time Poly Management, Ltd. and Cmark Holdings, Co., Ltd. As disclosed elsewhere in this Registration Statement, in connection with the Share Exchange, Time Poly and Cmark, the majority shareholders of Raygere, received 9,976,824 and 2,165,503 shares of our common stock, respectively, representing approximately 68.39% and 14.85%, respectively, of our issued and outstanding shares.  Mr. Stewart Shiang Lor is the sole shareholder of Time Poly and Cmark and Mr. Lor is one of our directors.

ITEM 13.

EXHIBITS

Exhibit Number	Description
21.1+	List of Subsidiaries.
31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2007 was $8,000.

(2) AUDIT-RELATED FEES

$6,000

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

Viscorp did not have an audit committee for the year ended December 31, 2007; the Board however pre-approved all audit and permissible non-audit services to be performed by the Company’s independent auditors during the fiscal year.

(6) IF GREATER THAN 50 PERCENT, DISCLOSE THE PERCENTAGE OF HOURS EXPENDED ON THE PRINCIPAL ACCOUNTANT'S ENGAGEMENT TO AUDIT THE REGISTRANT'S FINANCIAL STATEMENTS FOR THE MOST RECENT FISCAL YEAR THAT WERE ATTRIBUTED TO WORK PERFORMED BY PERSONS OTHER THAN THE PRINCIPAL ACCOUNTANT'S FULL-TIME, PERMANENT EMPLOYEES.

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tianyin Pharmaceutical Co., Inc.

By:

 /s/  Dr. Guoqing Jiang

Dr. Guoqing Jiang, CEO and Acting CFO

Dated:   May 12, 2008