Form 10QSB/A
period 2007-12-31
TIANYIN PHARMACEUTICAL CO., INC.
filed 2008-05-13
CIK 1362718

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB/A

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number

Tianyin Pharmaceutical Co., Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-4857782 (IRS Employer Identification No.)

11th Floor, South Tower, Jinjiang Times Garden

107 Jin Li Road West

Chengdu , P. R. China, 610072
+0086-028-86154737

(Address, including zip code, and telephone number,
including area code, of Registrant’s principal executive offices)

Viscorp, Inc, 627 Nevin Avenue, Sewickley, Pennsylvania 15143, December 31

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

As of May 9, 2008, we are authorized to issue up to 50,000,000 shares of Common Stock, par value US$.001 per share, of which 14,587,200 are currently issued and outstanding.

i

Explanatory Note: We completed a share exchange with Raygere Limited, a company organized under the laws of the British Virgin Islands, Time Poly Management Limited, Happyvale Limited and Fartop Management Limited, each a BVI company, and Cmark Holding Co., Ltd., an exempted company organized under the laws of the Cayman Islands on January 16, 2008.  We are filing this amendment to include a pro forma balance sheet and income statement derived from the balance sheet and income statement of Viscorp, Inc. at December 31, 2007, adjusted to give the effect to the acquisition of Raygere Limited (Chengdu Tianyin Pharmaceutical Co., Ltd.) as if the acquisition had occurred at December 31, 2007 (the “Pro Formas”).  The acquisition of Raygere was regarded as a reverse merger whereby Raygere was considered to be the accounting acquirer and Chengdu Tianyin continues as the primary operating entity after the share exchange with Raygere.  Although Viscorp, Inc. is the legal parent company, the share exchange was treated as a recapitalization of Raygere.  Thus, Raygere is the continuing entity for financial reporting purposes.  The Financial Statements from the date of the share exchange have been prepared as if Raygere had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.  Due to SEC comments, we believe it is beneficial to include the Pro Formas in this Quarterly Report, although the Pro Formas are presented for informational purposes only and do not purport to be indicative of the financial condition that would have resulted if the acquisition was consummated at December 31, 2007, nor is necessarily indicative of the results of future operations.

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

Assumptions and Adjustments:

A)

Per the terms of the Share Exchange and Bill of Sale of Viscorp, Inc. Charles Driscoll, Viscorp delivered will zero assets and zero liabilities at time of closing.

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Raygere for the three and six month periods ended December 31, 2007 and 2006, respectively, and should be read in conjunction with such financial statements and related notes included in this report.

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

Not Applicable.

(b)

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)

In connection with the Share Exchange we completed on January 16, 2008, 83.40% of our shareholders approved, via written consent, to change our corporate name to Tianyin Pharmaceutical Co., Inc. and increase our authorized capital to include a class of preferred stock, whose terms shall later be determined by the Board.  These actions became effective on March 11, 2008.

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

We reported this change to the auditors on a Current Report on Form 8-K, which we filed on February 14, 2008 and provided the Hall Group with a copy of the disclosures contained therein and requested that they furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not the Hall Group agrees with the statements made therein. A copy of the letter dated February 4, 2008 furnished by the

Hall Group in response to that request is incorporated by reference in Form 8-K filed 01/18/08).as filed as Exhibit 16.1 to the 8-K.

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

Date:

May 12, 2008

By: TIANYIN PHARMACEUTICAL CO, INC.

/s/  Dr. Guoqing Jiang______________________

      Name:  Dr. Guoqing Jiang

      Title:   Chairman, Chief Executive Officer and Acting

                Chief Financial Officer