Form 10-Q
period 2008-03-31
TIANYIN PHARMACEUTICAL CO., INC.
filed 2008-05-15
CIK 1362718

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

       (Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number

Tianyin Pharmaceutical Co., Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11th Floor, South Tower, Jinjiang Times Garden

107 Jin Li Road West

Chengdu , P. R. China, 610072
+0086-028-86154737

(Address, including zip code, and telephone number,
including area code, of Registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark whether the registrant is a large accelerate filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer		Accelerated Filer
Non-accelerated filer	(do not check if a smaller reporting company)	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes [  ] No [X]

As of May 12, 2008, we are authorized to issue up to 50,000,000 shares of Common Stock, par value US$.001 per share, of which 14,587,200 are currently issued and outstanding.

PART I – FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Tianyin Pharmaceutical Co. Inc. (Formerly Viscorp, Inc.)

We have reviewed the accompanying consolidated balance sheet of Tianyin Pharmaceutical Co. Inc. (Formerly Viscorp, Inc.) as of March 31, 2008, and the related Consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended March 31, 2008 and 2007, and cash flows for the nine-month periods then ended. These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/  Patrizio & Zhao, LLC

Patrizio & Zhao, LLC,

Parsippany, New Jersey

May 12, 2008

TIANYIN PHARMACEUTICAL CO. INC.

(FORMERLY VISCORP, INC.)

CONSOLIDATED BALANCE SHEET

MARCH 31, 2008

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,624,058
Accounts receivable, net of allowance of $34,226	3,952,252
Inventory	2,607,587
Advance payments to vendors	1,812,132
Other receivables	52,690
Prepaid expenses and other current assets	284,529

Total Current Assets	22,333,248

PROPERTY AND EQUIPMENT, NET	4,990,756

INTANGIBLES, NET	7,108,671

Total Assets	$34,432,675

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 1,254,956
Short term bank loans	1,363,740
VAT taxes payable	237,651
Income tax payable	345,936
Other taxes payable	29,484
Other payables	160,265

Total Current Liabilities	3,392,032

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized	14,587
14,587,200 shares issued and outstanding
Series A convertible preferred stock, $0.001 par value, 9,515,625	9,516
shares issued and outstanding
Additional paid-in capital	17,934,459
Statutory reserve	1,189,912
Retained earnings	10,090,588
Accumulated other comprehensive income	1,801,581

Total Stockholders’ Equity	31,040,643

Total Liabilities and Stockholders' Equity	$34,432,675

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO. INC.

(FORMERLY VISCORP, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

SALES	$9,249,229	$5,412,969	$24,167,921	$13,622,991

COST OF GOODS SOLD	5,123,587	3,382,399	13,984,845	8,474,163

GROSS PROFIT	4,125,642	2,030,570	10,183,076	5,148,828

EXPENSES
Selling, general and administrative	2,180,161	327,773	4,380,702	1,129,549
Research and development	89,372	15,749	150,930	29,129
Total Expenses	2,269,533	343,522	4,531,632	1,158,678

INCOME FROM OPERATIONS	1,856,109	1,687,048	5,651,444	3,990,150

OTHER INCOME (EXPENSES)
Other income	-	10	-	1,442
Interest expense	(245,174)	(31,465)	(311,536)	(103,210)
Total Other Income (Expenses)	(245,174)	(31,455)	(311,536)	(101,768)

INCOME BEFORE PROVISION FOR INCOME TAX	1,610,935	1,655,593	5,339,908	3,888,382

PROVISION FOR INCOME TAX	337,132	225,663	893,779	536,599

NET INCOME	1,273,803	1,429,930	4,446,129	3,351,783

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	780,932	63,644	1,355,898	170,267
1.1.1
1.1.2 COMPREHENSIVE INCOME	$2,054,735	$1,493,574	$ 5,802,027	$3,522,050

BASIC EARNINGS PER SHARE	$ .09	$ .11	$ .33	$ .26
DILUTED EARNINGS PER SHARE	$ .05	$ .11	$ .27	$ .26

WEIGHTED AVERAGE SHARES OF COMMON
STOCK
BASIC	14,274,783	12,790,800	13,289,072	12,790,800
DILUTED	24,455,363	12,790,800	16,707,369	12,790,800

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO. INC.

(FORMERLY VISCORP, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31,

(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 4,446,129	$ 3,351,783
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	273,060	293,572
Bad debt expense	-	19,434
Changes in current assets and current liabilities:	-
Accounts receivable	(535,631)	(2,195,180)
Inventory	(550,711)	(386,727)
Advance payments to vendors	-	351,303
Other receivables	89,183	(107,288)
Prepaid expense and other current assets	(2,005,616)	-
Accounts payable and accrued expenses	(13,158)	(401,089)
VAT taxes payable	9,280	48,797
Income tax payable	13,565	67,390
Other taxes payable	4,254	5,368
Other payables	26,753	(264,438)
Total Adjustments	(2,689,021)	(2,568,858)

Net Cash Provided by Operating Activities	1,757,108	782,925

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(208,652)	(54,939)
Construction in progress	(67,820)	-
Additions to intangibles	(786,712)	(865,844)

Net Cash Used by Investing Activities	(1,063,184)	(920,783)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital contribution	9,089,700	-
Proceeds from bank loans	2,674,873	-
Repayment of shareholder loans	(143,967)	(13)
Repayment of bank loans	-	(40,386)

Net Cash Provided (Used) by Financing Activities	11,620,606	(40,399)

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	685,138	16,759

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,999,668	(161,498)

CASH AND CASH EQUIVALENTS – BEGINNING	624,390	740,780

CASH AND CASH EQUIVALENTS – ENDING	$13,624,058	$ 579,282

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO. INC.

(FORMERLY VISCORP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On January 16, 2007, the Company completed a reverse acquisition of Raygere.  Prior to the Share Exchange, Viscorp, Inc. (“Viscorp”), was a public shell company, as that term is defined in Rule 12b-2 of the Exchange Act, established under the laws of Delaware on August 20, 2002.  To accomplish the share exchange we issued 12,790,800 shares of common stock on a one to one ratio for a 100% equity interest in Raygere. Per the terms of the Share Exchange and Bill of Sale of assets of Viscorp and Charles Driscoll, Viscorp was delivered with zero assets and zero liabilities at time of closing. Following the reverse acquisition, we changed the name of Viscorp, Inc. to Tianyin Pharmaceutical Co., Inc. (“Tianyin” or “the Company”). The transaction was regarded as a reverse merger whereby Raygere was considered to be the accounting acquirer as its shareholders retained control of Tianyin after the exchange.  Although the Company is the legal parent company, the share exchange was treated as a recapitalization of Raygere.  Thus, Raygere is the continuing entity for financial reporting purposes.  The Financial Statements have been prepared as if Raygere had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

BASIS OF PRESENTATION

The Company’s Consolidated Financial Statements include the accounts of its direct wholly-owned subsidiaries and its indirect proportionate share of subsidiaries owned by the wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with GAAP applicable to interim financial information and with the requirements of Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

NOTE 2 - INTERIM FINANCIAL STATEMENTS

These interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2007, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented.  The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended June 30, 2007.

NOTE 3 – EARNINGS PER SHARE

The Company presents earnings per share on a basic and diluted basis.  Basic earnings per share has been computed by dividing net earnings by the weighted average number of shares outstanding.  Diluted earnings per share has been computed by dividing net earnings plus convertible preferred dividends and interest expense (after-tax) on convertible debt by the weighted average number of shares outstanding including the dilutive effect of equity securities. The weighted average number of shares calculated for Diluted EPS excludes the potential common stock that would be exercised under the options and warrants granted to officers because the inclusion of the potential shares from these options and warrants would cause an antidilutive effect by increasing the net earnings per share.

	Three Months Ended March 31, 2008			Nine Months Ended March 31, 2008
	Net Income	Shares	Per Share	Net Income	Shares	Per Share

Income from operations	$1,856,109	14,274,783	$0.13	$5,651,444	13,289,072	$0.43
Basic EPS	$1,273,803	14,274,783	$0.09	$4,446,129	13,289,072	$0.33
Effect of dilutive securities	-	10,160,580	($0.04)	-	3,418,297	($0.06)
Diluted EPS	$1,273,803	24,455,363	$0.05	$4,446,129	16,707,369	$0.27

	Three Months Ended March 31, 2007			Nine Months Ended March 31, 2007
	Net Income	Shares	Per Share	Net Income	Shares	Per Share

Income from operations	$1,687,048	12,790,800	$0.13	$3,990,150	12,790,800	$0.31
Basic EPS	$1,429,930	12,790,800	$0.11	$3,351,783	12,790,800	$0.26
Effect of dilutive securities	-	-	-	-	-	-
Diluted EPS	$1,429,930	12,790,800	$0.11	$3,351,783	12,790,800	$0.26

NOTE 4– ACCOUNTS RECEIVABLE

Trade accounts receivable are stated at original invoice amount less allowance for doubtful receivables made based on management’s periodic review of aging of outstanding balances and customer credit history. Allowance for doubtful accounts amounted to $34,226 at March 31, 2008.

NOTE 5– INVENTORY

Inventory at March 31, 2008 consisted of the following:

Raw materials	$ 619,688
Packaging supplies	1,143,791
Finished goods	844,108
Total	$2,607,587

TIANYIN PHARMACEUTICAL CO. INC.

((FORMERLY VISCORP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

(UNAUDITED)

NOTE 6– PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2008 consisted of the following:

Building	$ 5,045,007
Manufacturing equipment	1,113,951
Office equipment and furniture	47,545
Vehicles	387,305
Subtotal	6,593,808
Less: Accumulated depreciation	1,674,452
4,919,356
Construction in progress	71,400
Total	$4,990,756

Depreciation expense for the nine months ended March 31, 2008 and 2007 was 233,248 and 269,216, respectively.

NOTE 7– INTANGIBLE ASSETS

Net intangible assets at March 31, 2008 consisted of the following:

Rights to use land	$1,413,720
Approved drugs	7,243,102
Intangible assets	8,656,822
Less: accumulated amortization	1,548,151
Total	$7,108,671

Amortization expense for the nine months ended March 31, 2008 and 2007 amounted to $39,812 and $24,356, respectively.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The carrying value of accounts payable and accrued expenses approximate fair value due to the short-term nature of the obligations.

NOTE 9 – SHORT-TERM BANK LOANS

Short-term bank loans consist of the following:

On April 30th, 2007, the Company obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by April 29th 2008. The interest is calculated using an annual fixed interest rate of 7.668% and paid
monthly. The loan is secured by the Company’s property and equipment.	$ 342,720

On May 14th, 2007, the Company obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by May 13th 2008. The interest is calculated using an annual fixed interest rate of 7.668% and paid
monthly. The loan is secured by the Company’s property and equipment.	$ 228,480

NOTE 9 – SHORT-TERM BANK LOANS (continued)

On June 8th, 2007, the Company obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by June 7th 2008. The interest is calculated using an annual fixed interest rate of 7.884% and paid
monthly. The loan is secured by the Company’s property and equipment.	$ 285,600

On July 11th, 2007, the Company obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by July 10th 2008. The interest is calculated using an annual fixed interest rate of 8.541% and paid
monthly. The loan is secured by the Company’s property and equipment.	$ 142,800

On July 16th, 2007, the Company obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by July 15th 2008. The interest is calculated using an annual fixed interest rate of 8.541% and paid
monthly. The loan is secured by the Company’s property and equipment.	$ 142,800

On July 25th, 2007, the Company obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by July 24th 2008. The interest is calculated using an annual fixed interest rate of 8.892% and paid
monthly. The loan is secured by the Company’s property and equipment.	$ 221,340

Total short-term bank loans	$1,363,740

NOTE 10 – STOCKHOLDERS’ EQUITY AND RELATED FINANCING AGREEMENTS

On January 16, 2008 the shareholders of the Company (Raygere) were issued 12,790,800 shares of Viscorp’s Common Stock, under a Share Exchange Agreement (SEA) pursuant to a claim of exemption under Section 4(2) of the Securities Act of 1933, as amended, for issuances not involving a public offering. Under the SEA, after the transfer of all of its shares, the company became a wholly-owned subsidiary of Viscorp. which has changed its name to Tianyin Pharmaceutical Co., Inc. (hereinafter Tianyin).

On January 16 and 25, 2008, Tianyin, (formerly Viscorp.) completed private financings totaling $15,225,000 million, with 27 accredited investors (the “January 2008 Financing”). The net proceeds from the January 2008 Financing were approximately $13,697,000. Consummation of the financing was a condition to the completion of the Share Exchange transaction with Raygere and the Raygere Stockholders under the Share Exchange.  The securities offered in the financing were sold pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) by and among Tianyin (formerly Viscorp.), Raygere, the Raygere stockholders, Grandway and the investors named in the Purchase Agreement (collectively, the “Investors”). In accordance with the Purchase Agreement, Tianyin (formerly Viscorp.) issued a total of 152.25 Units of securities consisting of:

An aggregate of $15,225,000 million principal amount of Tianyin 10% convertible exchangeable notes due on or before June 30, 2009 (the “Notes”),

Five (5) year warrants to purchase 4,757,814 shares of Tianyin Common Stock, $0.001 par value per share at an initial exercise price of $2.50 per share (the “Class A Warrants”), and

Seven (7) year warrants to purchase 4,757,814 shares of Tianyin Common Stock at an initial exercise price of $3.00 per share (the “Class B Warrants” and together with the Class A Warrants, the “Warrants”).  The exercise prices of the Warrants are subject to weighted average and other anti-dilution adjustments.

TIANYIN PHARMACEUTICAL CO. INC.

(FORMERLY VISCORP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

(UNAUDITED)

NOTE 10 – STOCKHOLDERS’ EQUITY AND RELATED FINANCING AGREEMENTS (continued)

Pursuant to the terms of the Purchase Agreement, the $15,225,000 of Notes automatically converted into an aggregate of 9,515,625 shares of Tianyin Series A convertible preferred stock, par value 0.001 per share (the “Series A Preferred Stock”) on March 11, 2008, the effective date of the authorization and designation of such class.  As issued, the Series A Preferred Stock:

Pays an annual 10% dividend, payable at Tianyin’s option either in cash or (if such shares have been registered for resale under the Securities Act of 1933, as amended) in additional shares of Tianyin Common stock valued at $1.60 per share;

Has a stated or liquidation value of $1.60 per share, or $15,225,000 million as to all 9,515,625 shares of Series A Preferred Stock, and

Each outstanding share of Series A Preferred Stock is convertible at any time at the option of the holder into one (1) full share of Tianyin Common stock.

In connection with the financing, Tianyin granted warrants to purchase 1,522,500 shares of Common Stock with an exercise price of US$1.60, $2.50 and $3.00 per share to TriPoint Global Equities, LLC, the placement agent in the Financing.  These warrants have the same terms as the Warrants issued to Investors and are included in the Units.

In connection with the financing, Tianyin also entered into a Registration Rights Agreement with the Investors (the “Investor RRA”) under which Tianyin agreed to register for resale the 21,308,753 shares of common stock being offered for resale by the selling stockholders under this prospectus.  Tianyin is also subject to certain monetary obligations if, among other reasons, this registration statement is not declared effective by the SEC within 120 days from the date of the Investor RRA.  The obligations are payments in an amount equal to 2% of the aggregate amount invested by such Investor (based upon the number of Registrable Securities then owned by such Investor) for each 30 day period or any portion thereof following the date by which this Registration Statement should have been effective, up to a maximum amount of 10%.

NOTE 11 – EMPLOYEE WELFARE PLAN

The Company has established an employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees' salaries to the employee welfare plan.

NOTE 12 – RISK FACTORS

The Company had three major vendors who provided approximately 36.4% and 53% of the Company raw materials for the nine months ended March 31, 2008 and 2007, respectively.  Total purchases from these vendors were $5,690,098 and $4,984,969 for the nine months ended March 31, 2008 and 2007, respectively.

Three major customers accounted for 45% and 57% of the net revenue for the nine months ended March 31, 2008 and 2007, respectively.  Total sales to these customers were $10,887,822 and $7,852,441, for the nine months ended March 31, 2008 and 2007, respectively.

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

NOTE 13 - CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions of $13,624,058.

NOTE 14 – SUPPLEMENTAL CASH FLOW DISCLOSURES

	2008	2007

Cash paid for interest	$ 311,536	$ 103,210

Cash paid for income taxes	$ 893,779	$ 536,599

NOTE 15 – SHARE EXCHANGE

On January 16, 2008, the shareholders of the Company entered into and consummated certain transactions contemplated under a Share Exchange Agreement (the “SEA”) with Viscorp, Inc. (“Viscorp”). As part of the Share Exchange, the shareholders of Raygere were issued 12,790,800 shares of Common Stock (the “Common Stock”) of Viscorp, which represented 87.68% of the 14,587,200 issued and outstanding shares of Common Stock of Viscorp immediately following the Share Exchange, but prior to private financings that were executed on January 16 and January 25, 2008. SEE Note 9.

NOTE 16 – SUBSEQUENT EVENT

On or about April 30, 2008, the Company paid approximately $299,000 to the investors of the Company’s January 2008 financings which included approximately $83,000 as payment of the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock (see Note 9 – Stockholders’ Equity And Related Financing Agreements) and approximately $216.000 in accrued interest from the Convertible Notes, which automatically converted into shares of Series A Preferred Stock, with a 10% divident, on March 11, 2008; going forward, investors will receive this quarterly divident.  The amount of cash paid was based on the dividend payment rate of 10% per annum (subject to a pro rata adjustment) of the Liquidation Preference Amount (approximately $15,225,000). Once the registration statement registering the shares of common stock underlying the securities issued in the January 2008 financings is declared effective, the Company may elect to pay future dividends in shares of common stock.  Upon the payment of any dividend on the Series A Preferred Stock in shares of common stock, the number of shares of common stock to be issued to the holder in connection with any such dividend shall be an amount equal to the quotient of ( i ) the Dividend Payment divided by ( ii ) $1.60.

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Raygere for the three and nine month periods ended March 31, 2008 and 2007, respectively, and should be read in conjunction with such financial statements and related notes included in this report.

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

In the first nine months of 2008 fiscal year, we continued the product channel expansion and increasing market penetration of our products that resulted in significant revenue growth in 2007.  Management plans to continue the emphasis on expanded and enhanced marketing and sales in the remainder of our 2008 fiscal year and beyond.  Part of this strategy involves increasing and improving our marketing and sales activities to enhance the market leadership of our key leading products and to increase the sales of other products by expanding our sales force, solidifying our distribution network and expanding our market segment coverage, and increasing our marketing and promotional activities.

As part of our continuing growth strategy, we will continue our partnership-based research and development efforts to further commercialize and broaden our product pipeline.  We have over 50 drug candidates currently under SFDA review and are planning a series of market launches in the next few years our product pipeline.

Additionally, as part of the use of proceeds from our recent private placement financings, we are in the process of  building additional production facilities on the vacant land of our current premises to accommodate our growth.  These new plants will host additional production and processing lines or different drug dosage forms.

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

Management believes that our emphasis on further commercializing and broadening our product line coupled with expansion of our production facility and capacity, enhanced sales and marketing efforts will continue to yield significant increase in revenue in the remainder of this fiscal year and beyond.  Additionally, we believe that our growth and overall market coverage could be improved by certain strategic acquisitions or licensing opportunities.

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

Comparison of results for the three and nine months ended March 31, 2008 to the three and nine months ended March 31 2007.

Three Months Ended March 31	2008	2007
Revenues	$9,249,229	5,412,969
Cost of revenues	5,123,587	3,382,399
Gross profit	4,125,642	2,030,570

Selling, general and administrative expenses and research and development expense	2,180,161 89,372	327,773 15,749
Interest expense	245,174	31,465
Income taxes	337,132	225,663
Net income	1,273,803	1,429,930
Foreign currency translation adjustment	780,932	63,644
Comprehensive income (Loss)	2,054,735	1,493,574

Nine Months Ended March 31	2008	2007
Revenues	24,167,921	13,622,991
Cost of revenues	13,984,845	8,474,163
Gross profit	10,183,076	5,148,828
Selling, general and administrative expenses Research and development expenses….	4,380,702 150,930	1,129,549 29,129
Interest expense	311,536	103,210
Income taxes	893,779	536,599
Net income	4,446,129	3,351,783
Foreign currency translation adjustment	1,355,898	170,267
Comprehensive income	5,802,027	3,522,050

Revenues.  Total revenues were approximately US$9.2 million for the three  months ended March 31, 2008 as compared to approximately US$5.4 million for the three months ended March 31, 2007, an increase of approximately US$3.8 million or approximately 70%.  Revenues for the nine months ended March 31, 2008 were approximately US$24.2 million.  This was an increase of roughly US$10.6 million or approximately 78% as compared to total revenue of US $13.6 million for the nine months ended March 31, 2007. The increase in our revenues was mainly the result of our expanded and enhanced sales and marketing efforts of our pipeline of current products.  Specifically, the significant revenue growth was driven by channel expansion and increasing market penetration of our current products.  Management believes that our emphasis on broadening our product pipeline coupled with continued channel expansions, our enhanced marketing efforts and the planned expansion of our production facility will continue to yield significant increases in revenue in the remainder of this fiscal year and beyond.

Cost of Revenues.  Cost of revenues for the three months ended March 31, 2008 was approximately US$5.1 million or roughly 55% of revenues as compared to US$3.4 million or roughly 63% of revenues for the three months ended March 31, 2007.  Cost of revenues for the nine months ended March 31, 2008 was roughly US$14.0 million.  For the nine months ended March 31, 2007 our cost of revenues were approximately US$8.5million.  For the nine months ended March 31, 2008 our cost of revenue was approximately 58% of revenue as compared to 63% in 2007.   Our cost of revenues are primarily composed of the costs of direct raw materials, labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead.  The increased gross margin was mainly due to the enhanced product mix by focusing more on high margin products including Ginkgo Mihuan Oral Liquid and Arpu Shuangxin Oral Liquid.

Operating Expenses.  Selling and general and administrative expenses were approximately US$2.2 million for the three months ended March 31, 2008, as compared to approximately US$0.33 million for the three months ended March 31, 2007, an increase of approximately US$1.85 million or roughly 561%.  Selling and general and administrative expenses were approximately US4.4 million for the nine months ended March 31, 2008, as compared to approximately US$1.1 million for the nine months ended March 31, 2007, an increase of approximately US$3.3 million or roughly 295%.   The increase in operating expenses was mainly attributable to the listing expenses and increased selling costs.  Listing expenses are mainly consulting and professional fees paid to lawyers, accountants, auditors, etc.  The total amount was approximately US$400,000.  We anticipate that these costs will decrease significantly in the next quarter.  Increased selling costs is a result of channel expansion and increasing market penetration of our current products, including increased costs in advertisement, promotion and sales force related expenses We anticipate that these costs will continue to rise as we continue to expand our sales.

Research and development expenses. Research and development expenses for the three months ended March 31, 2008 were roughly $89,000 as compared to approximately $15,000 for the three months ended March 31, 2007.  For the nine months ended March 31, 2008, research and development expenses were approximately $150,000 as compared to roughly $28,000 for the nine months ended March 31, 2007.  Since we acquired most of our products from third parties, the negligible research and development expenses mainly cover the cost of regulatory filings.

Interest expense.  Interest expense was approximately $245,000 for the three months ended March 31, 2008, and US$31,000 for the three months ended March 31, 2007.  For the nine months ended March 31, 2008 interest expense was roughly $311,000 as compared to $103,000 for the nine months ended March 31, 2007.  This represents an increase of $208,000 or roughly 202%.  The increase of interest expense for the three months was due to interest expense for the 10% convertible Exchangeable Notes.  The interest expense was amounted to $216,000.

Net income.  Net income was approximately US$1.3 million for the three months ended March 31, 2008, as compared to net income of approximately US$1.43 million for the three months ended March 31, 2007, a decrease of US$0.13 million or approximately 9%.  Net income was approximately US$4.4 million for the nine months ended March 31, 2008, as compared to net income of approximately US$3.35 million for the nine months ended March 31, 2007, an increase of US$1.05 million or approximately 31%.  The decrease of net income for the three months ended March 31, 2008 vs 2007 was mainly due to increase of the expenses related to listing with an approximate amount of US$400,000 and the interest expenses related to convertible notes with an approximate amount of US$217,000.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to roughly US$1.8 million, as of March 31, 2008.  The balance sheet amounts with the exception of equity at March 31, 2008 were translated at 7.00 RMB to 1.00 US dollar as compared to 7.72 RMB at March 31, 2007.  The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the three months ended March 31, 2008, and March 31, 2007, were the average rate of exchange during the period.

Comprehensive Income.  As a result of the above, the comprehensive income, which adds the currency adjustment to Net Income, were approximately US$2.05 million for the three months ended March 31, 2008 compared to the comprehensive income of US$1.49  million for the three months ended March 31, 2007, an increase of US$0.56 million or roughly 67.1%.   The comprehensive income, which adds the currency adjustment to Net Income, were approximately US$5.80 million for the nine months ended March 31, 2008 compared to the comprehensive income of US$3.52 million for the nine months ended March 31, 2007, an increase of US$2.28 million or roughly 64.8%.

Liquidity and Capital Resources

As of March 31, 2008, we had working capital totaling approximately 19,024,000, including cash and cash equivalents of US $13.6 million.   On January 16 and 25, 2008, we completed private financings totaling $15,225,000 million, with 27 accredited investors (the “January 2008 Financing”).  The net proceeds from the January 2008 Financing were approximately $13,697,000.

Net cash provided by operating activities was approximately US$1.76 million for the nine months ended March 31, 2008 as compared to approximately US$0.78 million for the nine months ended march 31, 2007.  The increase in cash generated from operating activities during the nine months ended March 31, 2008 period was primarily the result of significant revenue growth that produced considerable improvement in net income.

Net cash used in investing activities for the nine months ended March 31, 2008 totaled approximately $1.06 million and was related to the acquisition of intangible property and equipment.  Net cash used in investing activities for the nine months ended March 31, 2007 totaled approximately $0.92 million and was related to the acquisition of intangible property and equipment.  The decrease during the 2007 period was the result of a decrease in the acquisition of property and equipment.

Net cash provided in financing activities for the nine months ended March 31, 2008 totaled approximately $11.6 million.  Net cash used in financing activities for the nine months ended March 31, 2007 was $40,000.  The increase in net cash provided in financing activities was primarily a result of capital contribution and from addition of bank loan.

Although we expect that the net proceeds of the private placement described above, together with our available funds and funds generated from our operations will be sufficient to meet our anticipated needs for 12 months, we may need to obtain additional capital to continue to grow our business. Our cash requirements may vary materially from those currently anticipated due to changes in our operations, including our marketing and distribution activities, product development, expansion of our personnel and the timing of our receipt of revenues.  Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance.  There can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us or at all.  The recently completed financing contains warrants which if fully exercised could raise approximately an additional $29,000,000.  The exercise of these warrants is, however, largely dependent upon the price of our stock in the public market.  As a result, we cannot guarantee when any of the warrants will be exercised, if at all and, as a result, the proceeds from the exercise of the warrants may not be available to us should we require additional financings or ever.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable

ITEM 4.  CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and acting chief accounting officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2008. Based on this evaluation, our principal executive officer and our acting chief accounting officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that our

Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States.

(b)

Changes in internal control over financial reporting

During the quarter ended March 31, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no changes to the risk factors set forth in our Form 10-K as filed with the Securities and Exchange Commission.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)

Not applicable.

(b)

Not Applicable.

(c)

Not Applicable.

ITEM 3. Defaults upon Senior Securities

(a)

Not Applicable.

(b)

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the period covered by this Report.

ITEM 5. OTHER INFORMATION

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

May 14 , 2008

By: TIANYIN PHARMACEUTICAL CO., INC.

/s/  Dr. Guoqing Jiang

      Name:  Dr. Guoqing Jiang

      Title:   Chairman, Chief Executive Officer and Acting Chief Financial Officer