Form 10-Q/A
period 2008-03-31
TIANYIN PHARMACEUTICAL CO., INC.
filed 2008-06-06
CIK 1362718

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

 (Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number

Tianyin Pharmaceutical Co., Inc.

_________________________________________

(Exact name of registrant as specified in its charter)

                                                                                                                                               Delaware

(State or other jurisdiction of incorporation)                             (IRS Employer Identification No.)

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

As of June 5, 2008, we are authorized to issue up to 50,000,000 shares of Common Stock, par value US$.001 per share, of which 14,667,200 are currently issued and outstanding.

EXPLANATORY NOTE :  On May 28, 2008, Tianyin Pharmaceutical Co, Inc. (“we”, “us”, “our” or the "Company") received a SEC response letter in regard to the second amendment to our Registration Statements on Form S-1, which we filed on May 19, 2008, that asked us to revise certain elements of our March 31, 2008 financial statements.  As such, and in accordance with the response letter and Regulation S-X, we are revising our March 31, 2008 financial statements to include a balance sheet as of the end of the preceding fiscal year (June 30, 2007) and an interim statement of stockholder’s equity for the period ending March 31, 2008.  The amended financials for the quarter ending March 31, 2008 are included herein.

PART I – FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Tianyin Pharmaceutical Co., Inc

(Formerly Viscorp, Inc.)

We have reviewed the accompanying consolidated balance sheet of Tianyin Pharmaceutical Co., Inc (Formerly Viscorp, Inc.) as of March 31, 2008, and the related Consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended March 31, 2008 and 2007, and cash flows for the nine-month periods then ended. These consolidated financial statements are the responsibility of the Company's management.

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

/s/  Patrizio & Zhao, LLC

Patrizio & Zhao, LLC

Parsippany, New Jersey

May 12, 2008

TIANYIN PHARMACEUTICAL CO. INC.

(FORMERLY VISCORP, INC.)

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2008	June 30, 2007
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$13,624,058	$ 624,390
Accounts receivable, net of allowance of $34,226 and $31,517	3,952,252	3,120,223
Inventory	2,607,587	1,867,342
Advance payments to vendors	1,812,132	-
Other receivables	52,690	134,443
Prepaid expenses and other current assets	284,529	717

Total Current Assets	22,333,248	5,747,115

PROPERTY AND EQUIPMENT, NET	4,990,756	4,553,925

INTANGIBLES, NET	7,108,671	5,822,045

Total Assets	$34,432,675	$16,123,085

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 1,254,956	$ 1,302,748
Short term bank loans	1,363,740	2,044,825
Due to shareholders	-	139,573
VAT taxes payable	237,651	209,849
Income tax payable	345,936	305,410
Other taxes payable	29,484	23,026
Other payables	160,265	-

Total Current Liabilities	3,392,032	4,025,431

LONG-TERM LIABILITIES	-	119,667

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized	14,587	12,791
14,587,200 shares issued and outstanding
Series A convertible preferred stock, $0.001 par value, 9,515,625	9,516	-
shares issued and outstanding
Additional paid-in capital	17,934,459	4,697,717
Statutory reserve	1,189,912	683,437
Retained earnings	10,090,588	6,150,934
Accumulated other comprehensive income	1,801,581	433,108

Total Stockholders’ Equity	31,040,643	11,977,987

Total Liabilities and Stockholders' Equity	$34,432,675	$16,123,085

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO. INC.

(FORMERLY VISCORP, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

SALES	$9,249,229	$5,412,969	$24,167,921	$13,622,991

COST OF GOODS SOLD	5,123,587	3,382,399	13,984,845	8,474,163

GROSS PROFIT	4,125,642	2,030,570	10,183,076	5,148,828

EXPENSES
Selling, general and administrative	2,180,161	327,773	4,380,702	1,129,549
Research and development	89,372	15,749	150,930	29,129
Total Expenses	2,269,533	343,522	4,531,632	1,158,678

INCOME FROM OPERATIONS	1,856,109	1,687,048	5,651,444	3,990,150

OTHER INCOME (EXPENSES)
Other income	-	10	-	1,442
Interest expense	(245,174)	(31,465)	(311,536)	(103,210)
Total Other Income (Expenses)	(245,174)	(31,455)	(311,536)	(101,768)

INCOME BEFORE PROVISION FOR INCOME TAX	1,610,935	1,655,593	5,339,908	3,888,382

PROVISION FOR INCOME TAX	337,132	225,663	893,779	536,599

NET INCOME	1,273,803	1,429,930	4,446,129	3,351,783

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	793,507	63,644	1,368,473	170,267
1.1.1
1.1.2 COMPREHENSIVE INCOME	$2,067,310	$1,493,574	$ 5,814,602	$3,522,050

BASIC EARNINGS PER SHARE	$ .09	$ .11	$ .33	$ .26
DILUTED EARNINGS PER SHARE	$ .05	$ .11	$ .27	$ .26

WEIGHTED AVERAGE SHARES OF COMMON
STOCK
BASIC	14,274,783	12,790,800	13,289,072	12,790,800
DILUTED	24,455,363	12,790,800	16,707,369	12,790,800

The accompanying notes are an integral part of these consolidated financial statements.

CHENGDU TIANYIN PHARMACEUTICAL CO., LTD.

STATEMENT OF STOCKHOLDERS’ EQUITY

								Accumulated
					Additional			other	Total
	Common Stock		Series A Preferred Stock		Paid in	Statutory	Retained	Comprehensive	Stockholders’
	Number	Par Value	Number	Par Value	Capital	Reserve	Earnings	Income	Equity

Balance at June 30, 2005	12,790,800	$ 12,791	-	$ -	$ 350,209	$ 17,637	$ 158,736	$ -	$ 539,373

Net income	-	-	-	-	-	-	2,710,470	-	2,710,470

Statutory reserve	-	-	-	-	-	271,047	(271,047)	-	-

Other comprehensive income	-	-	-	-	-	-	-	44,511	44,511

Balance at June 30, 2006	12,790,800	$ 12,791	-	$ -	$ 350,209	$ 288,684	$2,598,159	$ 44,511	$ 3,294,354

Additional paid-in capital	-	-	-	-	4,347,508	-	-	-	4,347,508

Net income	-	-	-	-	-	-	3,947,528	-	3,947,528

Statutory reserve	-	-	-	-	-	394,753	(394,753)	-	-

Other comprehensive income	-	-	-	-	-	-	-	388,597	388,597

Balance at June 30, 2007	12,790,800	$ 12,791	-	$ -	$4,697,717	$ 683,437	$ 6,150,934	$ 433,108	$11,977,987

Common stock issued in
recapitalization of Viscorp	1,796,400	1,796	-	-	(1,796)	-	-	-	-

Preferred series A stock issued
in connection with financing	-	-	9,515,625	9,516	13,238,538	-		-	13,248,054

Net income	-	-	-	-	-	-	4,446,129	-	4,446,129

Statutory reserve	-	-	-	-	-	506,475	(506,475)	-	-

Other comprehensive income	-	-	-	-	-	-	-	1,368,473	1,368,473

Balance at (unaudit) March 31, 2008	14,587,200	$ 14,587	9,515,625	$ 9,516	$17,934,459	$1,189,912	$10,090,588	$1,801,581	$31,040,643

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

TIANYIN PHARMACEUTICAL CO. INC.

((FORMERLY VISCORP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.1.2.A  MARCH 31, 2008 AND 2007

(UNAUDITED)

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

NOTE 5– INVENTORY

Inventory at March 31, 2008 and June 30, 2007 consisted of the following:

	March 31, 2008	June 30, 2007

Raw materials	$ 619,688	$ 727,106
Packaging supplies	1,143,791	461,110
Finished goods	844,108	679,216
Total	$2,607,587	$1,867,342

TIANYIN PHARMACEUTICAL CO. INC.

((FORMERLY VISCORP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

(UNAUDITED)

NOTE 6– PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2008  and June 30, 2007 consisted of the following:

	March 31, 2008	June 30, 2007

Building	$ 5,045,007	$ 4,645,788
Manufacturing equipment	1,113,951	745,452
Office equipment and furniture	47,545	40,706
Vehicles	387,305	437,800
Subtotal	6,593,808	5,869,746
Less: Accumulated depreciation	1,674,452	1,315,821
	4,919,356	4,553,925
Construction in progress	71,400	-
Total	$4,990,756	$4,553,925

Depreciation expense for the nine months ended March 31, 2008 and 2007 was 233,248 and 269,216, respectively.

NOTE 7– INTANGIBLE ASSETS

Net intangible assets at March 31, 2008 and June 30, 2007 consisted of the following:

	March 31, 2008	June 30, 2007

Rights to use land	$1,413,720	$ 1,301,850
Approved drugs	7,243,102	4,667,934
Intangible assets	8,656,822	5,969,784
Less: accumulated amortization	1,548,151	147,739
Total	$7,108,671	$5,822,045

Amortization expense for the nine months ended March 31, 2008 and 2007 amounted to $39,812 and $24,356, respectively.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The carrying value of accounts payable and accrued expenses approximate fair value due to the short-term nature of the obligations.

NOTE 9 – SHORT-TERM BANK LOANS

Short-term bank loans consist of the following:

	March 31,	June 30,
	2008	2007
On July 14th, 2006, the Company obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by July 13th 2007. The interest is to be calculated using an annual fixed interest rate of 7.02% and paid
monthly. The loan is secured by the Company’s property and equipment.	$ -	$ 263,000

On July 26th, 2006, the Company obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by July 25th 2007. The interest is to be calculated using an annual fixed interest rate of 7.02% and paid
monthly. The loan is secured by the Company’s property and equipment.	$ -	$ 203,825

TIANYIN PHARMACEUTICAL CO. INC.

(FORMERLY VISCORP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

(UNAUDITED)

NOTE 9 – SHORT-TERM BANK LOANS (continued)

	March 31,	June 30,
	2008	2007
On April 28th, 2007, the Company obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by April 27th 2008. The interest is to be calculated using an annual fixed interest rate of 7.668% and paid
monthly. The loan is secured by the Company’s property and equipment.	$ -	$ 657,500

On April 30th, 2007, the Company obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by April 29th 2008. The interest is calculated using an annual fixed interest rate of 7.668% and paid
monthly. The loan is secured by the Company’s property and equipment.	$ 342,720	$ 315,600

On May 14th, 2007, the Company obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by May 13th 2008. The interest is calculated using an annual fixed interest rate of 7.668% and paid
monthly. The loan is secured by the Company’s property and equipment.	$ 228,480	$ 210,400

On June 5th, 2007, the Company obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by June 4th 2008. The interest is to be calculated using an annual fixed interest rate of 7.884% and paid
monthly. The loan is secured by the Company’s property and equipment.	$ -	$ 131,500

On June 8th, 2007, the Company obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by June 7th 2008. The interest is calculated using an annual fixed interest rate of 7.884% and paid
monthly. The loan is secured by the Company’s property and equipment.	$ 285,600	$ 263,000

On July 11th, 2007, the Company obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by July 10th 2008. The interest is calculated using an annual fixed interest rate of 8.541% and paid
monthly. The loan is secured by the Company’s property and equipment.	$ 142,800	$ -

On July 16th, 2007, the Company obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by July 15th 2008. The interest is calculated using an annual fixed interest rate of 8.541% and paid
monthly. The loan is secured by the Company’s property and equipment.	$ 142,800	$ -

On July 25th, 2007, the Company obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by July 24th 2008. The interest is calculated using an annual fixed interest rate of 8.892% and paid
monthly. The loan is secured by the Company’s property and equipment.	$ 221,340	$ -

Total short-term bank loans	$1,363,740	$2,044,825

TIANYIN PHARMACEUTICAL CO. INC.

(FORMERLY VISCORP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

(UNAUDITED)

NOTE 10- INCOME TAXES

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect in the People’s Republic of China for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. No differences were noted between the book and tax bases of the Company’s assets and liabilities, respectively. Therefore, there are no deferred tax assets or liabilities for the quarter ended March 31, 2008.

The Company is subject to PRC Enterprise Income Tax at a rate of 15% of net income.  The Company is not subject to any income taxes in the United States.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized.  The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company does not recognize any financial statement benefits in the quarter.

NOTE 11 – STOCKHOLDERS’ EQUITY AND RELATED FINANCING AGREEMENTS

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

NOTE 12 – EMPLOYEE WELFARE PLAN

The Company has established an employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees' salaries to the employee welfare plan.

NOTE 13 – RISK FACTORS

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

NOTE 14 - CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions of $13,624,058.

NOTE 15 – SUPPLEMENTAL CASH FLOW DISCLOSURES

	2008	2007
Cash paid for interest	$311,536	$103,210

Cash paid for income taxes	$893,779	$536,599

NOTE 16 – SHARE EXCHANGE

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

NOTE 17 – SUBSEQUENT EVENT

On or about April 30, 2008, the Company paid approximately $299,000 to the investors of the Company’s January 2008 financings, which included approximately $83,000 as payment of the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock (see Note 9 ¨C Stockholders¡¯ Equity And Related Financing Agreements) and approximately $216,000 in accrued interest from the Convertible Notes, which automatically converted into shares of Series A Preferred Stock, with a 10% dividend, on March 11, 2008; going forward, investors will receive this quarterly dividend.  The amount of cash paid was based on the dividend payment rate of 10% per annum (subject to a pro rata adjustment) of the Liquidation Preference Amount (approximately $15,225,000). Once the registration statement registering the shares of common stock underlying the securities issued in the January 2008 financings is declared effective, the Company may elect to pay future dividends in shares of common stock. Upon the payment of any dividend on the Series A Preferred Stock in shares of common stock, the number of shares of common stock to be issued to the holder in connection with any such dividend shall be an amount equal to the quotient of ( i ) the Dividend Payment divided by ( ii ) $1.60.

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

Comparison of results for the three and nine months ended March 31, 2008 to the three and nine months ended March 31 2007.

Three Months Ended March 31	2008	2007
Revenues	$9,249,229	5,412,969
Cost of revenues	5,123,587	3,382,399
Gross profit	4,125,642	2,030,570

Selling, general and administrative expenses and research and development expense	2,180,161 89,372	327,773 15,749
Interest expense	245,174	31,465
Income taxes	337,132	225,663
Net income	1,273,803	1,429,930
Foreign currency translation adjustment	793,507	63,644
Comprehensive income (Loss)	2,067,310	1,493,574

Nine Months Ended March 31	2008	2007
Revenues	24,167,921	13,622,991
Cost of revenues	13,984,845	8,474,163
Gross profit	10,183,076	5,148,828
Selling, general and administrative expenses Research and development expenses….	4,380,702 150,930	1,129,549 29,129
Interest expense	311,536	103,210
Income taxes	893,779	536,599
Net income	4,446,129	3,351,783
Foreign currency translation adjustment	1,368,473	170,267
Comprehensive income	5,814,602	3,522,050

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

Liquidity and Capital Resources

As of March 31, 2008, we had working capital totaling approximately 18,941,216 including cash and cash equivalents of US $13.6 million.   On January 16 and 25, 2008, we completed private financings totaling $15,225,000 million, with 27 accredited investors (the “January 2008 Financing”).  The net proceeds from the January 2008 Financing were approximately $13,697,000.

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

June 6, 2008

By: TIANYIN PHARMACEUTICAL CO., INC.

/s/  Dr. Guoqing Jiang

      Name:  Dr. Guoqing Jiang

      Title:   Chairman, Chief Executive Officer and Acting Chief Financial Officer