Form 10-K
period 2008-06-30
TIANYIN PHARMACEUTICAL CO., INC.
filed 2008-09-29
CIK 1362718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

|X| ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2008

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NUMBER:

TIANYIN PHARMACEUTICAL CO., INC
(formerly VISCORP, INC.)
 (Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification or Organization No.

11th Floor, South Tower, Jinjiang Times Garden,
107 Jin Li Road West, Chengdu,
610072 P. R. China
0086-028-86154737
(Address and telephone number of principal executive offices and principal place of business)

Securities registered under Section 12 (b) of the Exchange Act: NONE

Securities registered under Section 12 (g) of the Exchange Act:
COMMON STOCK WITH $.001 PAR VALUE
(Title of Class)

Indicate by check mark if the Registrant is a well known seasoned issuer as defined in Rule 405 of the securities Act.  Yes |_| No |X|

Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.  Yes |_| No |X|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  |X|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|                                                                              Accelerated Filer | |
Non-accelerated filer | |                                                                                 Smaller reporting company | X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes |_|No |X|

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of December 31, 2007 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $.45.

The number of outstanding shares of the Registrant’s Common Stock as of the close of business on September 25, 2008 was 15,465,563 and 8,893,750 shares of Series A Preferred Stock..

TIANYIN PHARMACEUTICAL CO., INC
FORM 10-K INDEX

PART I

ITEM 1.                      DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

Tianyin Pharmaceutical Co., Inc (“Company” or “the Company”, together with its subsidiaries, herein referred to as “we” “us” and “our”) is a pharmaceutical company and through our indirect wholly-owned subsidiary Chengdu Tianyin Pharmaceutical Co., Ltd., a corporation organized and existing under the laws of the People’s Republic of China (“Chengdu Tianyin”), we are engaged primarily in the development, manufacturing, marketing and sale of modernized traditional Chinese medicines and other pharmaceuticals in China.  We currently manufacture and market a comprehensive portfolio of 34 products of which 22 are listed in the highly selective National Medicine Catalog of the National Medical Insurance program. We also have a pipeline of approximately 51 products which are pending regulatory approvals with the China State Food and Drug Administration.

The Company, formerly called Viscorp, Inc., was originally formed as a limited liability company under the laws of the State of Delaware on August 20, 2002. In March 2006, the Company changed its status from an LLC to a corporation registered in the State of Delaware. Prior to the Share Exchange transaction described below, the Company operated as a developer and retailer of software for optometrists.  However, the Company did not generate any significant revenue and determined to pursue an acquisition strategy, whereby it sought to acquire a business with a history of operating revenues in markets that provide room for growth. Immediately prior to the Share Exchange under which we acquired Chengdu Tianyin, Viscorp, Inc. sold all of its assets (consisting solely of the software it had developed) to Charles Driscoll for $100.00.

CHENGDU TIANYIN

Chengdu Tianyin is located in Chengdu, Sichuan Province of the PRC that operates our business. Established in 1994, the current management of Chengdu Tianyin and principal executive officers of Tianyin acquired 100% of the equity interests of Chengdu Tianyin in 2003.  Chengdu Tianyin has experienced significant growth in its business in recent years.  Its total net revenue and net income reached approximately US$33.46 and US$5.97 respectively for the fiscal year ended June 30, 2008, up from US$20.36 million and US$4.22 million respectively for the fiscal year ended June 30, 2007.

ACQUISITION OF OUR OPERATING BUSINESS

On January 16, 2008, we entered into and consummated the transactions (the “Share Exchange”) contemplated under a Securities Exchange Agreement (the “Share Exchange Agreement”) by and among us, Raygere Limited (“Raygere”), a company organized under the laws of the British Virgin Islands (“BVI”) and Time Poly Management Limited, Happyvale Limited and Fartop Management Limited, each a BVI company, and Cmark Holding Co., Ltd., an exempted company organized under the laws of the Cayman Islands.  At the time of the Share Exchange, Time Poly, Happyvale, Fartop and Cmark owed collectively 100% of the capital stock of Raygere.  Under the terms of the Share Exchange Agreement, the Raygere stockholders transferred to the Company all the shares of Raygere and Raygere became a wholly-owned subsidiary of the Company.  As part of the Share Exchange, the shareholders of Raygere were issued 12,790,800 shares of the Company’s common stock, which represented 87.68% of the 14,587,200 issued and outstanding shares of the Company’s Common Stock immediately following the Share Exchange.

Raygere was incorporated in the BVI on January 26, 2007 and formed a Hong Kong subsidiary, Grandway Group Holdings Ltd. in May 2007.  On October 30, 2007, Grandway acquired 100% of the equity interests of Chengdu Tianyin Pharmaceutical Co., Ltd., our indirect wholly owned subsidiary located in Chengdu, Sichuan Province of the People’s Republic of China that operates our current business, pursuant to a sales and purchase agreement with three of the existing shareholders (“Original Shareholders”) of Chengdu Tianyin, pursuant to which Grandway purchased 100% of the equity interest in Chengdu Tianyin.  The total purchase consideration was RMB3,000,000 (approximately US$414,771.39) which was determined based upon the net asset value of Chengdu Tianyin as of October 30, 2007.  This transfer was approved by the Bureau of Foreign Trade and Economic Cooperation of Chengdu Economic Technology Development Administration Committee on October 30, 2007, and the registration with the Chengdu Administration of Industry and Commerce was completed on November 5, 2007.  As a result of this transfer, Grandway acquired 100% of the equity of Chengdu Tianyin.

As a result of the Company’s acquisition of Raygere, Chengdu Tianyin became our indirect wholly-owned subsidiary. Substantially, all of our operations are conducted in China through Chengdu Tianyin. The transaction was regarded as a reverse merger whereby Raygere was considered to be the accounting acquirer of the Company after the exchange.  Although the Company is the legal parent company, Raygere is the continuing entity for financial reporting purposes. In addition, the Company ceased being a shell corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act.

In accordance with the terms of the Share Exchange Agreement, Charles Driscoll resigned as the Company’s Chief Executive Officer, Chief Financial Officer and President, and also tendered his resignation as our sole director, which became effective on February 15, 2008.  Dr. Guoqing Jiang was appointed to serve as the Chairman of our board and our Chief Executive Officer, effective as of the close of the Share Exchange, and nominated Mr. Stewart Lor to serve as one of our directors with such appointment to be effective on February 15, 2008.  As of February 29, 2008, our board was expanded by three persons to include Professor Zunjian Zhang, Ph.D., Professor Jianping Hou, Ph.D. and Mr. James T. McCubbin.

RECENT DEVELOPMENTS

We received notice on September 24, 2008 that our common shares have been approved for listing on the American Stock Exchange (the "AMEX") and we anticipate that such shares will begin trading on the AMEX on or before October 3, 2008 under the ticker symbol TPI.  The AMEX's approval is contingent upon us being in direct compliance with the Alternative Listing Standards at the time our common shares begin trading on the AMEX, and may be rescinded if we are not in compliance with such standards. Once our common shares commence trading on the AMEX, we will enjoy all of the same privileges and be subject to all of the same regulations as any other company whose shares are listed on the AMEX.

On January 14, 2008, a majority of our shareholders approved, via written consent, the following actions, as set forth in our Information Statement on Schedule 14C, which was filed on February 11, 2008:

1.	To change our corporate name to TIANYIN PHARMACEUTICAL CO., INC.
2.	To authorize 25,000,000 shares of preferred stock with a par value of $0.001.

We filed a certificate of amendment to our articles of incorporation with Delaware’s Secretary of State to effect these actions, which became effective on March 11, 2008, and as of such date, our corporate name changed to Tianyin Pharmaceutical Co., Inc. and our authorized capital increased by 25,000,000 shares of preferred stock.  Pursuant to the financings we closed in January 2008 and the authority vested in our Board of Directors, we also filed a certificate of designation with Delaware’s Secretary of State to designate 10,000,000 of the 25,000,000 shares of preferred stock as Series A preferred stock. Our current authorized capital now consists of 50,000,000 shares of common stock, 15,000,000 shares of preferred stock, whose terms shall be determined by the board of directors at the time of issuance, and 10,000,000 shares of Series A preferred stock.

In connection with our name change, we received a new trading symbol and cusip number. Effective March 11, 2008, we shall trade on the Over the Counter Bulletin Board under the symbol “TYNP”; our new cusip number is 88630M104.

THE FINANCING

On January 16, 2008 and January 25, 2008, we completed private financings totaling $15,225,000, with 27 accredited investors (the “January 2008 Financing”).  The net proceeds from the January 2008 Financing were approximately $13,697,000.  Consummation of the January 2008 Financing was a condition to the completion of the Share Exchange transaction with Raygere and the Raygere Stockholders under the Share Exchange.  The securities offered in the January 2008 Financing were sold pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) by and among the Company, Raygere, the Raygere stockholders, Grandway and the investors named in the Purchase Agreement (collectively, the “Investors”). In accordance with the Purchase Agreement, we issued a total of 152.25 Units of securities consisting of:

         ●     an aggregate of $15,225,000 principal amount of our 10% convertible exchangeable notes due on or before June 30, 2009 (the “Notes”),

         ●     five (5) year warrants to purchase 4,757,814 shares of our Common Stock, $0.001 par value per share at an initial exercise price of $2.50 per share (the “Class A Warrants”), and

●	seven (7) year warrants to purchase 4,757,814 shares of our Common Stock at an initial exercise price of $3.00 per share (the “Class B Warrants” and together with the Class A Warrants, the “Warrants”). The exercise prices of the Warrants are subject to weighted average and other anti-dilution adjustments.

Pursuant to the terms of the Purchase Agreement, the $15,225,000 of Notes automatically converted into an aggregate of 9,515,625 shares of our Series A convertible preferred stock, par value 0.001 per share (the “Series A Preferred Stock”) on March 11, 2008, the effective date of the authorization and designation of such class.  As issued, the Series A Preferred Stock:

●	pays an annual 10% dividend, payable at our option either in cash or (if such shares have been registered for resale under the Securities Act of 1933, as amended) in additional shares of the Company’s common stock valued at $1.60 per share;

    ●     has a stated or liquidation value of $1.60 per share, or $15,225,000 as to all 9,515,625 shares of Series A Preferred Stock, and

         ●     each outstanding share of Series A Preferred Stock is convertible at any time at the option of the holder into one (1) full share of the Company’s common stock.

In connection with the January 2008 Financing, we granted warrants to purchase 1,522,500 shares of Common Stock with an exercise price of US$1.60, $2.50 and $3.00 per share to TriPoint Global Equities, LLC, the placement agent in the Financing.  These warrants have the same terms as the Warrants issued to Investors and included in the Units.

In connection with the January 2008 Financing, we also entered into a Registration Rights Agreement with the Investors (the “Investor RRA”) under which we have registered for resale the 21,308,753 shares of common stock being offered for resale by the selling stockholders.

As a result of the Share Exchange and the January 2008 Financing described above, on a fully-diluted basis (giving effect to the conversion of all outstanding convertible notes and preferred stock and the exercise of all outstanding warrants and options) we had 35,140,953 shares of Common Stock issued and outstanding.  Of that amount, the Raygere stockholders owned 36.40% of the outstanding shares, existing stockholders of our company prior to the Share Exchange owned 5.11% of the outstanding shares, and the 58.49% balance of our fully-diluted Common Stock was held by investors and placement agents in the January 2008 Financing

OUR PRODUCTS

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

We currently manufacture and market a comprehensive portfolio of 32 modernized TCMs and 4 generic western medicines designed to address large market opportunities; 22 of which are listed in the National Medicine Catalog of the National Medical Insurance Program, a government-administered medical insurance and reimbursement program. We have an extensive product pipeline of 49 products pending SFDA regulatory approvals. During fiscal 2008, we won official government tenders for our proprietary Ginkgo Mihuan Oral Liquid in Liaoning, Guangxi, Yunnan, and Shanxi province in China and signed over 60 new distribution agreements with a total of 15 regional distributors, including both new and previously contracted distributors.  Additionally, we received approvals from the Chinese State Food and Drug Administration (SFDA) to produce Azithromycin Dispersible Tablets and Simvastatin Tablets.

Our products are intended to address significant medical needs in the therapeutic areas spanning internal medicines, gynecology, hepatology, otolaryngology, urology, neurology, gastroenterology, orthopedics, dermatology, pediatrics, among others.  A list of our products is presented below:

NO.	PRODUCT	CATEGORY	SFDA DRUG REG. NO.	INDICATIONS
1	Qingrejiedu Oral Liquid	Internal Medicine	Z51020066	Inflammation, fever, cold, upper respiratory infection
2	Ginkgo Mihuan Oral Liquid	Internal Medicine	H20013079	Coronary heart diseases, myocardial infarction
3	Yupingfeng Oral Liquid	Internal Medicine	Z20003099	Boost of energy and immune system, strengthening of physical body
4	Qijudihuang Oral Liquid	Internal Medicine	Z20023391	Improvement on liver function
5	Fukangbao Oral Liquid	Gynecology	Z10983056	Anemia, irregular menstrual cycle
6	Benorylate Granules	Internal Medicine	H10970068	Rheumatoid arthritis
7	Yuelian Chongcao Oral Solution	Internal Medicine	B20020680	Improvement on kidney function, boost of body energy
8	Radix Sophorae Flavescentis Vaginal Effervescent Tablets	Gynecology	Z20050184	Cervical erosion
9	Qianggan Syrup	Hepatology	Z20054224	Chronic hepatitis, early liver cirrhosis, fatty liver disease
10	Levofloxacin Hydrochloride Tablets	Internal Medicine	H20066521	Anti bacterial infection

11	Hugan Tablets	Hepatology	Z20063054	Chronic hepatitis, early liver cirrhosis
12	Qianglipipa Oral Liquid	Otolaryngology	Z20063046	Suppressing cough, mucus clearance, bronchitis
13	Ganoderma Lucidum Capsules	Neurology	Z20063833	Insomnia, neurasthenia, amnesia
14	Yishengling Granules	Internal Medicine	Z20063841	Improvement of kidney function and sperm counts, impotence
15	Qianbobiyan Tablets	Otolaryngology	Z20063837	Inflammation, chronic and acute rhinitis
16	Dabaidu Capsules	Urology	Z20055092	Inflammatory symptoms of STD’s, e.g. syphilis
17	Huganning Tablets	Hepatology	Z20054697	Chronic and acute hepatitis
18	Yanlixiao Capsules	Internal Medicine	Z20064158	Anti-inflammatory, bacterial infectious diseases
19	Kanggu Zengsheng Tablets	Orthopedics	Z20063875	Bone hyperplasia, neck pain, ankylosing spondylitis
20	Baoxinning Capsules	Internal Medicine	Z20063957	Angina, coronary heart diseases, arrhythmia
21	Danqi Tablets	Gynecology	Z20064032	Relieve menstrual cramps and other symptoms
22	Chuanxinlian Capsules	Internal Medicine	Z20063437	Anti-inflammation, fever, cough, diarrhea, mouth ulcers
23	Weikangling Capsules	Gastroenterology	Z20064060	Gastric and duodenal ulcer, acute and chronic gastritis
24	Yinhuang Capsules	Otolaryngology	Z20063462	Upper respiratory tract infection, tonsillitis, pharyngitis
25	Kudancao Tablets	Otolaryngology	Z20064050	Relieve inflammatory symptoms of laryngopharyngitis
26	Tianqitongjing Capsules	Gynecology	Z20063645	Relieve symptoms of menstrual cramps
27	Jiangtangning Capsules	Internal Medicine	Z20063813	Relieve symptoms of diabetes
28	Xiaoyanlidan Tablets	Hepatology	Z20063864	Relieve symptoms of acute cholangtis and cholecystitis.

29	Yankening Tablets	Internal Medicine	Z20063847	Acute tonsillitis, bacterial pneumonia, urinary tract infections
30	Yanyan Tablets	Otolaryngology	Z20064406	Relieve symptoms of chronic pharyngitis
31	Qianlieshule Capsules	Urology	Z20060030	Relieve symptoms of chronic prostatitis
32	Shushenling Capsules	Neurology	Z20063557	Neurasthenia, manopause syndrome
33	Huangbo Capsules	Internal Medicine	Z20063156	Anti-inflammatory, diarrhea, jaundice, nocturnal emission
34	Yinqiao Shangfeng Capsules	Internal Medicine	Z20003100	Relieve inflammatory symptoms of laryngopharyngitis and fever
35	Simvastatin Tablets	Internal Medicine	H20083478	Hypercholesterolemia, Coronary Heart Disease.

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

Increasing Healthcare Spending in Prescription and OTC Medicines

The rapid increase in the disposable income, government-backed healthcare spending and the number of elderly people in China in recent years have primarily resulted in an increasing spending on prescription and OTC medicines in China, which amounted to RMB212 billion (US$28 billion), RMB270 billion (US$36 billion), and RMB547 billion (US$72 billion) in 2002, 2003 and 2004,respectively, representing a compound annual growth rate of over 60%, according to the PRC Ministry of Labor and Social Security.  Traditional Chinese medicines accounted for approximately 30% of the total medicine spending in each of those years.

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

The national medicine catalog of the National Medical Insurance Program provides guidance on which prescription and OTC medicines are included in the program and to what extent the purchases of these medicines are reimbursable.  The implementation of the National Medical Insurance Program is delegated to provincial governments, each of which has established its own medicine catalog. National catalog medicines are divided into Tier 1 and Tier 2 medicines.  A program participant can be reimbursed for the full cost of a Tier 1 medicine and for 80-90% of the cost of a Tier 2 medicine if the tier under which a medicine falls is confirmed by the provincial medicine catalog of a province where the participant resides. A provincial government is required to include all Tier 1 medicines listed in the national medicine catalog in its provincial medicine catalog, but may use its discretion based on its own selection criteria to add other medicines to, or exclude Tier 2 medicines listed in the national medicine catalog from, its provincial medicine catalog, so long as the combined number of the medicines added and excluded does not exceed 15% of the number of the Tier 2 medicines. In addition, a provincial government may use its discretion to upgrade a nationally classified Tier 2 medicine to Tier 1 in its provincial medicine catalog, but may not downgrade a nationally classified Tier 1 medicine to Tier 2. Inclusion of a medicine in the national and provincial medicine catalogs is based on a number of factors, including price and efficacy.  For purchases of provincial catalog medicines to be reimbursable under the program, these medicines must be purchased from hospitals or retail pharmacies authorized under the National Medical Insurance Program.  We understand that almost all state-owned hospitals are designated as authorized hospitals under the National Medical Insurance Program.  We believe that inclusion of a medicine in a provincial medicine catalog can substantially improve sales of the medicine in the respective Chinese province because:

▪	The eligibility for reimbursement makes this medicine more affordable to program participants; and

▪	The inclusion enhances public perception that the medicine is safe and reliable because the inclusion process requires additional examination and testing of the medicine.

We have 22 products that are currently included in the national medicine catalog of the National Medical Incurance Program.

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

TCM as a Mainstream Medicine in China

Traditional Chinese Medicine, or TCM, has been widely used in China for thousands of years and is therefore deeply ingrained in Chinese culture.  In general, TCM has long been perceived by many Chinese to be safe and efficacious, while causing fewer side effects than western medicine. A majority of Chinese consumers give equal consideration to western medicine and TCM in choosing a medicine.

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

During fiscal year ended June 30, 2008, the majority of our sales were conducted through a limited number of regional distributors who subsequently sold our products to hospitals, clinics, and pharmacies.  We are planning to expand our distributor base and believe that the number of our regional distributors will increase substantially in the next few years.

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

CUSTOMERS

The following table sets forth our top five customers in fiscal year ended June 30, 2008 and the percentage of our total revenues contributed by each such customer in that same year.

NO.	CUSTOMERS	FY2008 REVENUE (MILLIONS US$)	% OF FY2008 TOTAL REVENUE
1	[Jiangsu Kelun Medical Co., Ltd.]	[2.65]	[12.5%]
2	[Anhui Huayuan Pharmaceutical Co., Ltd.]	[2.57]	[12.1%]
3	[Chengdu Xinlu Trading Co, Ltd.]	[2.34]	[11.1%]
4	[Shanghai Jiuzhoutong Medical Co., Ltd.]	[2.14]	[10.1%]
5	[Sichuan Pharmaceutical Co., Ltd.]	[2.06]	[9.7%]

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

GOVERNMENTAL APPROVALS OF OUR PRODUCTS

All medicines must be approved by the China State Food and Drug Administration, or the SFDA, before they can be manufactured, marketed or sold in China.  We have obtained approvals to manufacture and market a comprehensive portfolio of 34 modernized TCM and pharmaceuticals.  We also have a pipeline of approximately 51 products which are pending regulatory approvals with the SFDA.

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

Dividend Distribution

The principal regulations governing dividend distributions by wholly foreign-owned enterprises and Sino-foreign equity joint ventures include:

▪	Wholly Foreign-Owned Enterprise Law (1986), as amended;

▪	Wholly Foreign-Owned Enterprise Law Implementing Rules (1990), as amended;

▪	Sino-foreign Equity Joint Venture Enterprise Law (1979), as amended; and

▪	Sino-foreign Equity Joint Venture Enterprise Law Implementing Rules (1983), as amended.

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

EMPLOYEES

Prior to the Share Exchange, our President was our only employee.  Pursuant to the Share Exchange, we now have 1,365 employees, consisting of 589 in manufacturing and operation, 15 in research and development, 720 in sales and marketing and 41 in general and administrative.  All of our employees are full-time employees, except the 393 indirect sales staff.

None of our personnel are represented under collective bargaining agreements.  We consider our relations with our employees to be good.

HOW YOU CAN FIND ADDITIONAL INFORMATION

We are a reporting company and files annual, quarterly and current reports, proxy statements and other information with the SEC.  For further information with respect to the Company, you may read and copy its reports, proxy statements and other information, at the SEC public reference rooms at 100 F.  Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost.  Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference rooms.  The Company’s SEC filings are also available at the SEC’s web site at http://www.sec.gov.

Copies of Company’s Annual Reports on Form 10K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are all available on our website (http://www.tianyinpharma.com) free of charge, within a week after we file same with the SEC or by sending a request for a paper copy to our outside securities counsel: Leser, Hunter, Taubman & Taubman, c/o Tianyin Pharmaceutical Co., Inc, 17 State Street, Suite 2000, New York, NY 10004.

ITEM 1A.                                RISK FACTORS

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

All pharmaceutical manufacturing companies in China are required to obtain certain permits and licenses from various PRC government authorities, including a pharmaceutical manufacturing permit and a good manufacturing practice certificate, or a GMP certificate, for each of its production facilities in China. [See “Regulations—Regulations Relating to Pharmaceutical Industry”]

We have obtained permits, licenses and GMP certificates for production facilities we use in the manufacture of our pharmaceutical products.  These permits and licenses held by us are subject to periodic renewal and/or reassessment by the relevant PRC government authorities, and the standards of compliance required in relation to them may change from time to time.  We intend to apply for the renewal of these permits and licenses when required by applicable laws and regulations.  Our failure to obtain such renewals may prevent us from continuing those portions of our business that require these permits and licenses.  Furthermore, any changes in compliance standards or new laws or regulations that may be introduced in the future may prohibit or render it more restrictive for us to conduct our business or may increase our compliance costs, which may adversely affect our operations or profitability.

The ongoing anti-corruption campaign initiated by the Chinese government targeting state-owned hospitals could adversely affect our sales designated for hospitals.

The Chinese government has recently launched a nationwide campaign against corrupt practices that have been frequently engaged by state-owned hospitals in China, including their acceptance of kickbacks or other illegal gains and benefits in connection with their providing medical services and purchasing medical equipment and medicines.  In mid 2006, the PRC Ministry of Health ordered all state-owned hospitals to review, among other things, their procurement policies and procedures and rectify problems and deficiencies, if any, by the end of 2006.  As a result of this campaign, many state-owned hospitals have since diverted a significant portion of their attention and resources to their internal inspection and rectification activities and are reviewing their procurement policies.  If the anti-corruption campaign becomes more intensified, causing a significant change to the hospitals’ procurement policies and procedures or otherwise resulting in a further delay for state-owned hospitals to resume their normal procurement of our products, our sales designated for hospitals, which account for a very substantial portion of our total sales, could be adversely affected.

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

Our executive officers, directors, and principal stockholders own, in the aggregate, approximately 85% of our outstanding Common Stock.  These stockholders are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently only a limited public market for our Common Stock, which is listed on the Over-the-Counter Bulletin Board, and there can be no assurance that a trading market will develop further or be maintained in the future.   During the month of August 2008, our common stock traded an average of approximately 5,400 shares per day.  As of September 25, 2008, the closing bid price of our Common Stock was $2.07 share.  As of June 6, 2008, we had approximately 266 shareholders of record of our Common Stock, not including shares held in street name.  In addition, during the past two years our Common Stock has had a trading range with a low price of $1.60 per share and a high price of $4.00 per share.

The market price of our Common Stock may be volatile.

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

The outstanding warrants may adversely affect us in the future and cause dilution to existing shareholders.

There are currently no warrants outstanding.  The terms of these warrants expire as early as 2013 and as late as 2015.  The exercise price of these warrants range from $1.60 to $3.00 per share, subject to adjustment in certain circumstances.  Exercise of the warrants may cause dilution in the interests of other shareholders as a result of the additional Common Stock that would be issued upon exercise.  In addition, sales of the shares of our Common Stock issuable upon exercise of the warrants could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our Common Stock.   Further, the terms on which we may obtain additional financing during the period any of the warrants remain outstanding may be adversely affected by the existence of these warrants as well.

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

ITEM 1B.                                UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                   DESCRIPTION OF PROPERTY

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

We currently rent office space located at Unit #901, Jinjiang Time Garden, Jinli West Road, Chengdu, pursuant to a rental agreement. The rental agreement is renewed annually and the rent, which is US$2,600 per annum, is paid semi-annually.

ITEM 3.                      LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  We are not aware of any pending or threatened legal proceeding that, if determined in a manner adverse to us, could have a material adverse effect on our business and operations.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of securities holders during the fourth quarter of our fiscal year ended June 30, 2008.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the Over the Counter Bulletin Board under the symbol “TYNP”; our cusip number is 88630M104.  The OTC Bulletin Board is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than NASDAQ, and quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers, as are those for the NASDAQ Stock Market.

We did not begin trading until August 14, 2007.  Accordingly, the following table sets forth the quarterly high and low bid prices for the common stock since the quarter ended September 30, 2007.  The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	High	Low
Quarter ended September 30, 2007	$0.50	$0.45
Quarter ended December 31, 2007	$0.45	$0.45
Quarter ended March 31, 2008	$4.00	$1.80
Quarter ended June 30, 2008	$2.16	$4.00

At September 25, 2008, the closing bid price of the common stock was $2.07 and we had approximately 283 record holders of our common stock, 24 record holders of our Series A Preferred Stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

There are five (5) year warrants to purchase 4,757,814 shares of our Common Stock, $0.001 par value per share at an initial exercise price of $2.50 per share, subject to adjustment (the “Class A Warrants”), and seven (7) year warrants to purchase 4,757,814 shares of our Common Stock at an initial exercise price of $3.00 per share, subject to adjustment (the “Class B Warrants” and together with the Class A Warrants, the “Warrants”).  The exercise prices of the Warrants are subject to weighted average and other anti-dilution adjustments. We also granted warrants to purchase 1,522,500 shares of Common Stock with an exercise price of US$1.60, $2.50 and $3.00 per share to TriPoint Global Equities, LLC, the placement agent in the January 2008 Financing.

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

On May 9, 2008, we issued 20,000 shares of Common stock to employees.  The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any purlic offering.

On June 30, 2008, we issued 236,488 shares of common stock to the investors of our 2008 financings as payment of the quarterly dividend per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock.  The dividend shares were issued to these investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving any public offering.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements regarding our plans, expectations, estimates and beliefs.  Actual results could differ materially from those discussed in, or implied by, these forward-looking statements.  Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  We have based these forward-looking statements largely on our expectations.

Forward-looking statements are subject to risks and uncertainties, certain of which are beyond our control.  Actual results could differ materially from those anticipated as a result of the factors described in the “Risk Factors” and detailed in our other Securities and Exchange Commission filings.

Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report or incorporated by reference might not transpire.  Factors that cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “Risk Factors” section and elsewhere in this report.

We did not conduct any operations during periods up through the date of the Share Exchange. However, we have included elsewhere in this report the historical consolidated financial statements of the Company and its subsidiaries, which we own as a result of the Share Exchange. The following discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of this report. Actual results may differ materially from those contained in any forward-looking statements.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of the Company for the  year ended June 30, 2008 and should be read in conjunction with such financial statements and related notes included in this report.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

 The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Chengdu Tianyin for the fiscal years ended June 30, 2008 and 2007 and should be read in conjunction with such financial statements and related notes included in this report.

OVERVIEW

 Established in 1994, Chengdu Tianyin is a manufacturer and supplier of modernized TCM’s.  The current management of Chengdu Tianyin acquired 100% of the equity interest of Chengdu Tianyin in 2003.  On October 30, 2007, Grandway completed the acquisition of the 100% of the equity interest and now owns 100% of the equity interest of Chengdu Tianyin, a company located in Chengdu, Sichuan Province of the PRC that operates our business.

 We are engaged primarily in the development, manufacturing, marketing and sale of modernized traditional Chinese medicines (“TCM’s”) and other pharmaceuticals in China. We currently manufacture and market a comprehensive portfolio of 32 modernized TCMs and 4 generic western medicines in the market, 22 of which are listed in the highly selective National Medicine Catalog of the National Medical Insurance program.  We have an extensive product pipeline of 49 products that are pending regulatory approvals with the China State Food and Drug Administration.

 Development and strategy

 In our 2008 fiscal year, we continued the execution of our product channel expansion strategy that resulted in increased market penetration of our products that expanded our revenue growth in our fiscal year ended 2007.  Management plans to continue the emphasis on expanded and enhanced marketing and sales in our 2009 fiscal year and beyond.  Part of this strategy involves increasing and improving our marketing and sales activities to enhance the market leadership of our key leading products and to increase the sales of other products by expanding our sales force, solidifying our distribution network and expanding our market segment coverage, and increasing our marketing and promotional activities.

 As part of the use of proceeds from the private placement financings we completed earlier in fiscal 2008, we are building production facilities on the vacant land of our current premises to accommodate our future projected growth.  The new production plant project will enhance our overall production capacity by 3 times with an estimated expenditure of $5 million. The capital needed for the expansion was utilized from the recent $15.2 million financing completed in January 2008. The planned gross floor area is approximately ten thousand square meters with state- of-the-art equipment which will be installed. Construction started in July 2008 and operations are planned to begin in January 2009. The new capacity is expected to meet our estimates for increasing market demand of current products and support new product launches from our pipeline that we believe will be the key element to maintaining and enhancing the current revenue growth of the Company.

 Management also plans to pursue strategic acquisitions and licensing opportunities as part of our growth strategy in 2009 and beyond.   We plan to selectively pursue strategic acquisition and licensing opportunities to further consolidate our resources and expand our market coverage.  We believe that strategic acquisitions and licensing opportunities provide effective means to broaden our product lines, increase our market coverage and complement our research and development capabilities.

 Management believes that our emphasis on further commercializing and broadening our product line coupled with the expansion of our production facility and capacity, enhanced sales and marketing efforts shall continue to yield significant increases in revenue in  2009 and beyond. Further, we believe that our revenue growth and overall market coverage could be improved by certain strategic acquisitions or licensing opportunities.

 Manufacturing, Sales and marketing

We own and operate two Good Manufacture Practice (“GMP”) manufacturing facilities and a research and development (“R&D”) platform supported by leading Chinese academic institutions.  We produce and support commercialized products through our manufacturing, sales and marketing efforts. We are also expanding our infrastructure to support our sales and marketing efforts through additional investments in capital expenditures for new larger production and plant capacity, improved information technology systems, and additional post-marketing studies and monitoring efforts.

Management continually reviews the business, including manufacturing operations, to identify actions that may enhance long-term competitiveness. By continuously streamlining the management of the production processes and improving the formulations of our drugs, we attempt to continuously reduce our costs of production through economies of scale and production process improvements.

In 2008, we expanded our market reach by increasing the size of our sales force and aggressively increasing our advertising budget.  As of June 30, 2008, we had an extensive nationwide distribution network throughout China with a sales force of approximately 729 salespeople. We also performed extensive marketing research during the year and adjusted our sales structure allowing us to maximize our profit margin.

 Competitive environment

 The market for pharmaceutical products is competitive. Our operations may be affected by technological advances of competitors, industry consolidation, patents granted to competitors, competitive combination products, new products of competitors, new information of marketed products or post-marketing surveillance.

 Fiscal Year 2009 Financial Guidance

Tianyin is forecasting robust growth in fiscal year 2009 and anticipates that revenues for fiscal year 2009 may exceed $46 million with a net income of at least $7.5 million.  The following initiatives are driving our growth estimates:

1.	The deployment of our sales and marketing strategies to promote sales of products with higher gross-profit-margins and increasing market share;

2.	Establishing an Over The Counter sales teams in the major cities to increase the sales of these products;

3.	Recruiting additional sales people;

4.	Developing and commercializing four to six new products; and,

5.	Utilizing our new production plant to ensure necessary quantities of both new and existing products are available to meet customer demand.

This guidance does not include potential future acquisitions.  Management will continue to evaluate its business outlook as necessary and communicate any changes on a quarterly basis or as when appropriate.

 Discussion of Operating Results

 The following table shows the results of our business.  All references to the results of operations and financial condition are those of Chengdu Tianyin.

 Comparison of results for the fiscal year ended June 30, 2008, to the fiscal year ended June 30, 2007

Year Ended June 30	2008	2007
Revenues	$ 33,459,609	$20,369,293
Cost of revenues	$ 18,802,224	$12,276,296
Gross profit	$14,657,384	$8,092,997
Selling, general and administrative and research and development expenses	$7,088,663	$1,880,153
Other expense	$368,113	$1,428.024
Income taxes	$1,229,300	$837,292
Net profit (Loss)	$5,971,308	$3,947,528
Foreign currency translation adjustment	$ 2,044,766	$388,597
Comprehensive income (Loss)	$8,016,074	$4,336,125

 Revenues.  Total revenues were approximately $33.5 million for the year ended June 30, 2008 as compared to approximately $20.4 million for the year ended June 30, 2007, an increase of approximately $13.1 million or 64%.  The increases in revenues were primarily the result of our expanded sales and marketing efforts for our pipeline of new and current products.  We won official government tenders for our proprietary Ginkgo Mihuan Oral Liquid in Liaoning, Guangxi, Yunnan, and Shanxi province in China and signed over 60 new distribution agreements with a total of 15 regional distributors, including both new and previously contracted distributors in May 2008.  We presently  sell 25 products; three of which contributed materially to our revenue growth in fiscal 2008:  Apu Shuangxin increased by $5 million, the sales of Ginkgo Mihuan Oral Liquid increased by $3.5 million, and the sales of Hugan Tablets increased by $1.3M.  We forecast we will continue to achieve significant growth in the sales of Apu Shuangxin and Ginkgo Mihuan Oral Liquid in 2009.  The remaining $3.3 million in revenue growth was attributable to normative growth rates spread ratably over the remaining 22 products. Management believes that our emphasis of broadening our product pipeline coupled with our enhanced sales and marketing efforts and the planned expansion of our production facility will continue to yield significant increases in revenue in the remainder of this fiscal year and beyond.

Cost of Revenues.  Cost of revenues for the year ended June 30, 2008, was approximately $18.8 million or 56.2% of revenues as compared to $12.3 million or 60.3% of revenues for the year ended June 30, 2007.  Our cost of revenues are primarily composed of the costs of direct raw materials, labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead expenses. The increase in gross profit margin was materially due to savings attributable to improvements in material consumption and efficiencies in manufacturing overhead, production method innovations and improvements in our pricing strategy and product mix allowing us to produce products that achieved higher overall gross profit margins.    We anticipate cost of revenue trending lower as a result of our continuous focus on higher margin of products and optimization of product portfolio.

Operating Expenses. Operating expenses were approximately $7.1 million for the year ended June 30, 2008, as compared to approximately $1.9 million for the year ended June 30, 2007, this represented an increase of approximately US$5.2 million.  The increase was materially due to growth in personnel in our sales and marketing department and increases in the advertising and promotion of our products. We added approximately 189 employees during the year ended June 30, 2008, increasing personnel costs by approximately $0.8 million and increased advertising and promotional expense by approximately 2.3 million. The remaining increases of approximately $2.0 million was due to increases in general and administrative expenses in supporting the growth of the Company.  We anticipate operating expenses leveling off in the coming year as a result of improved efficiency after the significant expansion this year.

 Interest expense.  Interest expense was approximately US$368,000 for the year ended June 30, 2008, and $166,000 for the year ended June 30, 2007.  The increase of approximately $202,000 was the result of increases in payments to preferred stockholder’s interest in March of 2008.

 Net income.  As a result of the above, the net income for the year ended June 30, 2008, was approximately $6.0 million, an increase of $2.1 million, as compared to the net income of approximately $3.9 million for the year ended June 30, 2007.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to US$ 2,044,766 as of June 30, 2008.  The balance sheet amounts with the exception of equity at June 30, 2008 were translated at 6.85RMB to 1.00 US dollar as compared to 7.60 RMB at June 30, 2007.  The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the years ended June 30, 2008, and June 30, 2007 were the average rate of exchange during the year.

 Comprehensive Income.  As a result of the above, the comprehensive income, which adds the currency adjustment to Net Income, were US$8.0 million for the year ended June 30, 2008, as compared to the comprehensive income of US$4.3 million for the year ended June 30, 2007, an increase of US$3.7 million.

Liquidity and Capital Resources

Discussion of cash flow

	For the years ended
	2008	2007	2006
	(in USD $)	(in USD $)	(in USD $)
Cash flow from operating activities	3,708,917	4,522,862	2,676,784
Cash flow from investing activities	(4,670,844)	(1,846,667)	(4,248,156)
Cash flow from Financing activities	12,072,898	(2,825,876)	1,498,826

Operating activities

As of June 30, 2008, we had working capital totaling approximately $16,781,653, including cash and cash equivalents of 12,057,150.  On January 16, 2008 and January 25, 2008, we completed private financings totaling $15,225,000, with 27 accredited investors (the “January 2008 Financing”).  The net proceeds from the January 2008 Financing were approximately $13,697,000.

Net cash provided by operating activities was approximately $3.7million for the fiscal year ended June 30, 2008 as compared to approximately $4.5 million for the fiscal year ended June 30, 2007. The decrease was primarily the result of increased raw material and packing supplies as a result of production expansion during the year.

Investing activities

Net cash used in investing activities for the fiscal year ended June 30, 2008, totaled approximately $4.7 million and related to the acquisition of intangible drug assets and property and equipment Purchases.  Net cash used in investing activities for the fiscal year ended June 30, 2007, totaled approximately $1.8 million and related to the acquisition of intangible drug assets.  The increase during the 2008 period was the result of an increase in the acquisition of intangible drug assets ( i.e. completed drugs from third parties) and certain prepayments associated with construction costs for our property and plant expansion.

Financing activities

Net cash provided in financing activities for the fiscal year ended June 30, 2008, totaled approximately $12.1 million and materially related to the private financing of $13.2 million.  Net cash used in financing activities for the fiscal year was $1.1 million and materially related to the repayment of short-term and long-term bank loans.

Although we expect that the net proceeds of the private placement described above, together with our available funds and funds generated from our operations will be sufficient to meet our anticipated needs for the next 12 months, we may need to obtain additional capital to continue to grow our business. Our cash requirements may vary materially from those currently anticipated due to changes in our operations, including our marketing and distribution activities, product development, expansion of our personnel and the timing of our receipt of revenues.  Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance.  There can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us or at all.

Critical Accounting Policies and Estimates

Our consolidated financial information has been prepared in accordance with generally accepted accounting principles in the United States, which requires us to make judgments, estimates and assumptions that affect (1) the reported amounts of our assets and liabilities, (2) the disclosure of our contingent assets and liabilities at the end of each fiscal period and (3) the reported amounts of revenues and expenses during each fiscal period.  We continually evaluate these estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and reasonable assumptions, which together form our basis for making judgments about matters that are not readily apparent from other sources.  Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates.  Some of our accounting policies require a higher degree of judgment than others in their application.

When reviewing our financial statements, you should consider (1) our selection of critical accounting policies, (2) the judgment and other uncertainties affecting the application of those policies, and (3) the sensitivity of reported results to changes in conditions and assumptions.  We believe the following accounting policies involve the most significant judgment and estimates used in the preparation of our financial statements.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America (GAAP).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," we consider all highly liquid instruments with original maturities of three months or less to be cash and cash equivalents.

Accounts Receivable and Bad Debt Reserve

Trade accounts receivable are stated at original invoice amount less allowance for doubtful receivables made based on management’s periodic review of aging of outstanding balances and customer credit history. Bad debt provision is set at "50% for over 1 year aging accounts receivable and 100% for over 2 year aging accounts receivable. Allowance for doubtful accounts amounted to $31,517 at June 30, 2007.

Inventory

Inventory is stated at the lower of weighted average cost or market, which takes into account historical prices on a continuing basis.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method, over 5 and 40 years. The carrying value of long-lived assets is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. If necessary, we recognize an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. Fair value is based upon current and anticipated future undiscounted cash flows. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized. Based upon its most recent analysis, we believe that no impairment of property and equipment exists for the year ended June 30, 2008.

Valuation of Long-Lived Assets

We adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Per SFAS 144, we are required to periodically evaluate the carrying value of long-lived assets and to record an impairment loss when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amounts.

In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, we concluded that as of June 30, 2008 and 2007, there were no significant impairments of its long-lived assets.

Revenue Recognition

We recognize revenue of product sales when title has been transferred, the risks and rewards of ownership have been transferred to the customer, the fee is fixed and determinable, and the collection of the related receivable is probable which is generally at the time of shipment.

Advertising Costs

We expense the cost of advertising as incurred.  Advertising costs for the years ended June 30, 2008 and 2007 were insignificant.

Impairment of Intangible Assets

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable.  Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset.  We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it.  Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized.  The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value.  The fair value is measured based on quoted market prices, if available.  If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows.  The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated.  These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.  During the year ended June 30, 2008, after evaluation we did not record any impairment loss related to intangible assets.

Income Taxes

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect in the People’s Republic of China for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. No differences were noted between the book and tax bases of our assets and liabilities, respectively. Therefore, there are no deferred tax assets or liabilities for the years ended June 30, 2008 and 2007.

We are subject to PRC Enterprise Income Tax at a rate of 15% of net income.

Fair Value of Financial Instruments

We consider the carrying amounts reported in the balance sheet for current assets and current liabilities qualifying as financial instruments and approximating fair value.

Foreign Currency Translation and Transactions

The financial position and results of operations of our foreign subsidiaries are determined using local currency (Chinese Yuan) as the functional currency.  Assets and liabilities of the subsidiaries are translated at the prevailing exchange rate in effect at each year end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income statement accounts are translated at the average rate of exchange during the year.  Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as such is defined under SEC regulations.

Other

Inflation has not had a significant effect on our operations, as increased costs to us have generally been offset by increased prices of products and services sold.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.                      FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Tianyin Pharmaceutical Co., Inc.:
(Formerly Viscorp, Inc.)

We have audited the accompanying consolidated balance sheets of Tianyin Pharmaceutical Co., Inc. (Formerly Viscorp, Inc.) and subsidiaries (the “Company”) as of June 30, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tianyin Pharmaceutical Co., Inc. and Subsidiaries as of June 30, 2008 and 2007, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  Patrizio & Zhao, LLC
Patrizio & Zhao, LLC

Parsippany, New Jersey
September 13, 2008

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2008	June 30, 2007
CURRENT ASSETS
Cash and cash equivalents	$12,057,150	$624,390
Accounts receivable, net of allowance for doubtful accounts of $90,064
and $31,517 at June 30, 2008 and June 30, 2007, respectively	4,460,406	3,120,223
Inventory	3,555,691	1,867,342
Other receivables	371,815	134,443
Other current assets	247,139	717
Total Current Assets	20,692,201	5,747,115

PROPERTY AND EQUIPMENT, NET	5,758,966	4,553,925

INTANGIBLES, NET	10,307,754	5,822,045

Total Assets	$36,758,921	$16,123,085

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,337,682	$1,302,748
Short-term bank loans	1,393,345	2,044,825
Due to shareholders	-	139,573
VAT taxes payable	277,090	209,849
Income tax payable	341,214	305,410
Payroll taxes payable	39,939	23,026
Dividend payable	378,545	-
Other current liabilities	142,733	-
Total Current Liabilities	3,910,548	4,025,431

LONG-TERM LIABILITIES	-	119,667

Total Liabilities	3,910,548	4,145,098

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,738,450	14,739	12,791
and 12,790,800 shares issued and outstanding at June 30, 2008 and 2007
Series A convertible preferred stock, $0.001 par value, 9,384,375	9,384	-
shares issued and outstanding at June 30, 2008
Additional paid-in capital	18,002,439	4,697,717
Statutory reserve	1,380,806	683,437
Retained earnings	10,963,131	6,150,934
Accumulated other comprehensive income	2,477,874	433,108
Total Stockholders’ Equity	32,848,373	11,977,987

Total Liabilities and Stockholders' Equity	$36,758,921	$16,123,085

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

	For the Years Ended June 30,
	2008	2007

SALES	$33,459,609	$20,369,293

COST OF GOODS SOLD	18,802,225	12,276,296

GROSS PROFIT	14,657,384	8,092,997

OPERATING EXPENSES
Selling, general and administrative	6,857,918	1,808,715
Research and development	230,745	71,438
Total Operating Expenses	7,088,663	1,880,153

INCOME FROM OPERATIONS	7,568,721	6,212,844

OTHER INCOME (EXPENSES)
Other income	-	1,809
Interest expense	(368,113)	(165,918)
Impairment loss	-	(1,207,171)
Other expense	-	(56,744)
Total Other Income (Expenses)	(368,113)	(1,428,024)

INCOME BEFORE PROVISION FOR INCOME TAX	7,200,608	4,784,820

PROVISION FOR INCOME TAX	1,229,300	837,292

NET INCOME	5,971,308	3,947,528

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	2,044,766	388,597

(1)

(2) COMPREHENSIVE INCOME	$7,554,332	$4,336,125

BASIC EARNINGS PER SHARE	$.38	$.31
DILUTED EARNINGS PER SHARE	$.31	$.31

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	14,511,717	12,790,800
DILUTED	19,127,853	12,790,800

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.
 (FORMERLY VISCORP, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
								Accumulated
					Additional			other	Total
	Common Stock		Series A Preferred Stock		Paid in	Statutory	Retained	Comprehensive	Stockholders’
	Number	Par Value	Number	Par Value	Capital	Reserve	Earnings	Income	Equity

Balance at June 30, 2005	12,790,800	$ 12,791	-	$ -	$ 350,209	$ 17,637	$ 158,736	$ -	$ 539,373

Net income	-	-	-	-	-	-	2,710,470	-	2,710,470

Statutory reserve	-	-	-	-	-	271,047	(271,047)	-	-

Other comprehensive income	-	-	-	-	-	-	-	44,511	44,511

Balance at June 30, 2006	12,790,800	$ 12,791	-	$ -	$ 350,209	$ 288,684	$ 2,598,159	$ 44,511	$ 3,294,354

Additional paid-in capital	-	-	-	-	4,347,508	-	-	-	4,347,508

Net income	-	-	-	-	-	-	3,947,528	-	3,947,528

Statutory reserve	-	-	-	-	-	394,753	(394,753)	-	-

Other comprehensive income	-	-	-	-	-	-	-	388,597	388,597

Balance at June 30, 2007	12,790,800	$ 12,791	-	$ -	$ 4,697,717	$ 683,437	$ 6,150,934	$ 433,108	$11,977,987

Common stock issued in
recapitalization of Viscorp	1,796,400	1,796	-	-	(1,796)	-	-	-	-

Common issued to employees	20,000	20	-	-	67,980	-	-	-	68,000

Series A conversion	131,250	132	(131,250)	(132)	-	-	-	-	-

Preferred series A stock issued in connection with financing	-	-	9,515,625	9,516	13,238,538	-	-	-	13,248,054

Net income	-	-	-	-	-	-	5,971,308	-	5,971,308

Statutory reserve	-	-	-	-	-	697,369	(697,369)	-	-

Divided	-	-	-	-	-	-	(461,742)	-	(461,742)

Other comprehensive income	-	-	-	-	-	-	-	2,044,766	2,044,766

Balance at June 30, 2008	14,738,450	$ 14,739	9,384,375	$ 9,384	$18,002,439	$1,380,806	$10,963,131	$2,477,874	$32,848,373

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.
(FORMERLY VISCORP, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,971,308	$3,947,528
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	372,612	305,132
Loss on disposal of fixed assets	-	50,494
Loss of intangible assets	-	1,207,171
Bad debt expense	51,995	19,191
Stock based compensation	68,000	-
Changes in current assets and current liabilities:
Accounts receivable	(994,310)	(1,919,077)
Inventory	(1,400,366)	(188,946)
Other receivables	(209,556)	38,393
Other current assets	(246,952)	1,150,376
Accounts payable and accrued expenses	31,336	(315,759)
VAT taxes payable	41,771	79,360
Income tax payable	2,228	140,325
Payroll taxes payable	13,521	8,674
Other current liabilities	7,330	-
Total Adjustments	(2,262,391)	575,334

Net Cash Provided by Operating Activities	3,708,917	4,522,862

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(211,065)	(63,398)
Additions to construction in progress	(757,295)	-
Additions to intangibles	(3,702,484)	(1,783,269)

Net Cash Used in Investing Activities	(4,670,844)	(1,846,667)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred stock	13,248,054	-
Proceeds from short-term bank loans	-	326,630
Dividends	(83,206)	-
Repayment of short-term bank loans	(826,140)	-
Repayment of shareholder loans	(146,143)	(2,934,764)
Repayment of long-term bank loans	(119,667)	(217,742)

Net Cash Provided by (Used in) Financing Activities	12,072,898	(2,825,876)

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	321,789	33,291

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,432,760	(116,390)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	624,390	740,780

CASH AND CASH EQUIVALENTS AT END OF YEAR	$12,057,150	$624,390

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.
(FORMERLY VISCORP, INC.)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Tianyin Pharmaceutical Co., Inc. (Formerly Viscorp, Inc.), a public shell company as defined in Rule 12b-2 of the Exchange Act of 1934, established under the laws of Delaware on August 20, 2002. The accompanying consolidated financial statements include the financial statements of Tianyin Pharmaceutical Co., Inc. and its subsidiaries (the “Company” or “Tianyin”). The Company’s primary business is to research, manufacture, and sell pharmaceutical products.

On January 16, 2008, Viscorp Inc. (“Viscorp”) completed a reverse acquisition of Raygere Limited (“Raygere”), which was incorporated in the British Virgin Islands on January 26, 2007. To accomplish the exchange of shares Viscorp issued 12,790,800 shares of common stock on a one to one ratio for a 100% equity interest in Raygere, per the terms of the Share Exchange and Bill of Sale of assets of Viscorp and Charles Driscoll. Viscorp was delivered with zero assets and zero liabilities at time of closing. Following the reverse acquisition, Viscorp changed the name to Tianyin Pharmaceutical Co., Inc. The transaction was regarded as a reverse merger whereby Raygere was considered to be the accounting acquirer as its shareholders retained control of Tianyin after the exchange. Although the Company is the legal parent company, the share exchange was treated as a recapitalization of Raygere. Thus, Raygere is the continuing entity for financial reporting purposes. The Financial Statements have been prepared as if Raygere had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

In September 2007, Raygere acquired 100% interest in Grandway Groups Holdings Ltd. (“Grandway”), which was incorporated on May 25, 2007, in the city of Hong Kong, the People’s Republic of China (“PRC”). On October 30, 2007, Grandway acquired 100% equity interest in Chengdu Tianyin Pharmaceutical Co., Ltd (“Chengdu Tianyin”), which was incorporated on April 1, 1994 in the city of Chengdu, the People’s Republic of China. As a result of the acquisition, Chengdu Tianyin became the wholly owned subsidiary of Grandway and an indirect wholly owned subsidiary or Raygere. The transaction was regarded as a reverse merger whereby Chengdu Tianyin was considered to be the accounting acquirer as both Grandway and Raygere were holding companies with no significant operations and Chengdu Tianyin continues as the primary operating entity even after the exchange, although Raygere is the legal parent company. As such, Chengdu Tianyin (and its historical financial statements) is the continuing entity for financial reporting purposes. The consolidated financial statements reflect all predecessor statements of income and cash flow activities from the inception of Chengdu Tianyin in July 2007.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America. The consolidated financial statements include the accounts of Tianyin Pharmaceutical Co., Inc. and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation reserves for accounts receivable, inventory and income taxes. Actual results could differ from those estimates

CASH AND CASH EQUIVALENTS

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ACCOUNTS RECEIVABLE

Accounts receivable are stated at the amount management expects to collect from balances outstanding at the end of the period.  Based on its assessment of the credit history with customers having outstanding balances and current relationships with them, management makes conclusions whether any realization of losses on balances outstanding at the end of the period will be deemed uncollectible based on the age of the receivables. The Company reserves 1% of accounts receivable balances that have been outstanding less than one year, 50% of accounts receivable balances that have been outstanding between one year and two years, and 100% of receivable balances that have been outstanding more than two years. The allowance for doubtful accounts at June 30, 2008 and 2007 was $90,064 and $31,517, respectively.

INVENTORY

Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required that could negatively impact our gross margin and operating results. The Company did not record any provision for slow-moving and obsolete inventory as of June 30, 2007 and 2008.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is calculated are provided on the straight-line method over the estimated useful lives of the assets as follows:

Vehicles                                                                        5 to 10 years
Furniture, machinery and equipment                       5 to 10 years
Buildings and improvements                                  10 to 50 years

Construction in progress primarily represents the renovation costs of plant, machinery and equipment Costs incurred are capitalized and transferred to property and equipment upon completion, at which time depreciation commences.

Expenditures for repairs and maintenance are expensed as incurred. Gain or loss on disposal of property and equipment, if any, is recognized in the consolidated statement of operations.

LONG-LIVED ASSETS

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews the recoverability of its long-lived assets on a periodic basis in order to identify business conditions, which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future undiscounted cash flows. If the total of the expected future undiscounted cash flows is less than the total carrying value of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected future discounted cash flows) and the carrying value of the assets.

INTANGIBLE ASSETS

Intangible assets comprised of approved drugs and rights to use land. Intangible asset is carried at cost, less related accumulated amortization. Intangible assets representing approved drugs are separated into two groups: Traditional Chinese Medicine (TCM) and Non Traditional Chinese Medicine (NTCM). TCM are subject to impairment test at least annually to determine if the carrying value of the asset is impaired. NTCM drugs are amortized on a straight-line basis over their estimated useful life over 10 years.

Rights to use land with a finite useful life is being amortized on a straight line basis over its estimated useful life of 50 years.

REVENUE RECOGNITION

The Company derives its revenues primarily from sale of printed packaging products. In accordance with the provisions of Staff Accounting Bulletin No. 103, revenue is recognized when merchandise is shipped, title and risk of loss pass to the customer and collectibility is reasonably assured.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed when incurred. Research and development costs for the years ended June 30, 2008 and 2007 was $230,745 and $71,438, respectively.

ADVERTISING COSTS

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended June 30, 2008 and 2007 was $1,639,396 and $586,361, respectively.

IMPAIRMENT OF INTANGIBLE ASSETS

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset.  The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it.  Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value.  The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. During the years ended June 30, 2008 and 2007, the Company recorded impairment loss of $-0- and $1,207,171 related to intangible assets, respectively.

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

INCOME TAXES (continued)

A valuation allowance is provided to reduce the carrying amount of deferred tax assets if it is considered more likely than not that some portion, or all, of the deferred tax assets will not be realized. No differences were noted between the book and tax bases of the Company’s assets and liabilities, respectively. Therefore, there are no deferred tax assets or liabilities for the years ended June 30, 2008 and 2007.The standard corporate income tax rate has decreased from 33% to 25% with effect from January 1, 2008, when new Chinese tax law became effective.

The Company is subject to PRC Enterprise Income Tax at a rate of 15% on net income. The Company is not subject to any income taxes in the United States.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, investment securities, accounts receivable, accounts payable, accrued expenses and other obligations, approximate their fair value due to the short-term maturities of the related instruments.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The financial position and results of operations of the Company is determined using local currency (Chinese Yuan) as the functional currency. Assets and liabilities are translated at the prevailing exchange rate in effect at each year end. Contributed capital accounts are translated using the historical rate of exchange when capital is contributed. Income statement accounts are translated at the average rate of exchange during the year. Currency translation adjustments arising from the use of different exchange rates are included in accumulated other comprehensive income in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in operations.

COMPREHENSIVE INCOME

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes rules for the reporting and display of comprehensive income, its components and accumulated balances. SFAS No. 130 defines comprehensive income to include all changes in equity, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on available-for-sale marketable securities, except those resulting from investments by owners and distributions to owners.

EARNINGS PER SHARE

In accordance with SFAS No. 128, “Computation of Earnings Per Share” (“SFAS No. 128”) and EITF No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF No. 03-6”), basic earnings per share is computed by dividing net income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the year. The Company’s Series A redeemable convertible preferred shares are participating securities. Diluted earnings per share is calculated by dividing net income attributable to ordinary shareholders as adjusted for the effect of dilutive ordinary equivalent shares, if any, by the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the year. Ordinary equivalent shares consist of the ordinary shares issuable upon the conversion of the convertible preferred shares (using the if-converted method) and ordinary shares issuable upon the exercise of outstanding share options (using the treasury stock method).

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 110 (“SAB 110”). SAB 110 states that the staff will continue to accept, under certain circumstances, the use of the simplified method for estimating the expected term of “plain vanilla” share options in accordance with SFAS 123(R) beyond December 31, 2007. The Company believed there will be no material impact on the Company’s financial statements upon adoption of this standard.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS No. 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.  Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and the non-controlling interest. SFAS No. 160 will be effective for the Company on January 1, 2009, and is not expected to have a significant impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (Revised)”, to replace SFAS No. 141, “Business Combinations. SFAS No. 141(R) requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for business combinations or transactions entered into for fiscal years beginning on or after December 15, 2008. The Company is evaluating the impact of SFAS No. 141 (R).

NOTE 3– INVENTORY

Inventory at June 30, 2008 and 2007 consists of the following:

	June 30, 2008	June 30, 2007

Raw materials	$584,003	$727,016
Packaging supplies	1,327,283	461,110
Work in process	647,607	-
Finished goods	996,798	679,216

Total	$3,555,691	$1,867,342

NOTE 4– PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2008 and 2007 consists of the following:

	June 30, 2008	June 30, 2007

Buildings	$5,154,528	$4,645,788
Machinery and equipment	1,138,133	827,303
Office equipment and furniture	48,577	39,999
Vehicles	395,713	356,656
Subtotal	6,736,951	5,869,746
Less: Accumulated depreciation	1,780,435	1,315,821
	4,956,516	4,553,925
Add: Construction in progress	802,450	-
Total	$5,758,966	$4,553,925

Depreciation expense for the years ended June 30, 2008 and 2007 was as follows:

	June 30, 2008	June 30, 2007

Building	$121,348	$116,170
Manufacturing equipment	97,040	79,594
Office equipment and furniture	8,670	5,893
Vehicles	74,689	77,996

Total	$301,747	$279,653

NOTE 5– INTANGIBLE ASSETS

Intangible assets at June 30, 2008 and 2007 were as follows:

	June 30, 2008	June 30, 2007

Rights to use land	$1,444,410	$1,301,850
Approved drugs	9,102,351	4,667,934
Intangible assets	10,546,761	5,969,784
Less: accumulated amortization	239,007	147,739

Total	$10,307,754	$5,822,045

Amortization expense for the years ended June 30, 2008 and 2007 was $70,865 and $25,479, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2008	June 30, 2007

Accounts payable	$1,237,682	$1,181,102
Accrued expenses	100,000	121,646

Total	$1,337,682	$1,302,748

The carrying value of accounts payable and accrued expenses approximates fair value due to the short-term nature of these obligations.

NOTE 7 – SHORT-TERM BANK LOANS

Short-term bank loans consist of the following:
	June 30, 2008	June 30, 2007
On July 14, 2006, the Company obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by July 13, 2007. The interest is to be calculated using an annual fixed interest rate of 7.02% and paid
monthly. The loan is secured by the Company’s property and equipment.	$-	$263,000

On July 26, 2006, the Company obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by July 25, 2007. The interest is to be calculated using an annual fixed interest rate of 7.02% and paid
monthly. The loan is secured by the Company’s property and equipment.	$-	$203,825

On April 28, 2007, the Company obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by April 27, 2008. The interest is to be calculated using an annual fixed interest rate of 7.668% and paid
monthly. The loan is secured by the Company’s property and equipment.	$-	$657,500

On April 30, 2007, the Company obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by April 29, 2008. The interest is to be calculated using an annual fixed interest rate of 7.668% and paid
monthly. The loan is secured by the Company’s property and equipment.	$-	$315,600

On May 14, 2007, the Company obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by May 13, 2008. The interest is to be calculated using an annual fixed interest rate of 7.668% and paid
monthly. The loan is secured by the Company’s property and equipment.	$-	$210,400

On June 5, 2007, the Company obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by June 4, 2008. The interest is to be calculated using an annual fixed interest rate of 7.884% and paid
monthly. The loan is secured by the Company’s property and equipment.	$-	$131,500

On June 8, 2007, the Company obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by June 7, 2008. The interest is to be calculated using an annual fixed interest rate of 7.884% and paid
monthly. The loan is secured by the Company’s property and equipment.	$-	$263,000

On July 11, 2007, the Company obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by July 10, 2008. The interest is to be calculated using an annual fixed interest rate of 8.541% and paid
monthly. The loan is secured by the Company’s property and equipment.	$145,900	$-

On July 16, 2007, the Company obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by July 15, 2008. The interest is to be calculated using an annual fixed interest rate of 8.541% and paid
monthly. The loan is secured by the Company’s property and equipment.	$145,900	$-

On July 25, 2007, the Company obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by July 24, 2008. The interest is to be calculated using an annual fixed interest rate of 8.892% and paid
monthly. The loan is secured by the Company’s property and equipment.	$226,145	$-

On June 23, 2007, the Company obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by June 23, 2009. The interest is to be calculated using an annual fixed interest rate of 7.881% and paid
monthly. The loan is secured by the Company’s property and equipment.	$875,400	$-

Total short-term bank loans	$1,393,345	$2,044,825

NOTE 8 – DUE TO SHAREHOLDERS

As of June 30, 2008 and 2007 the company has $-0- and $139,573 in loans from stockholders, respectively. These loans are short-term in nature, unsecured and non-interest bearing.

NOTE 9 – INCOME TAXES

Raygere is incorporated in the British Virgin Islands. Under the corporate tax laws of British Virgin Islands, it is not subject to tax on income or capital gain.

The operating subsidiary Chengdu Tianyin is a wholly foreign-owned enterprise incorporated in the PRC and subject to PRC Foreign Enterprise Income Tax (“FEIT”) Law. Chengdu Tianyin is entitled to the preferential tax treatment for Opening Up its production facility in Western China in Sichuan Province. The applicable reduced preferential state EIT rate under this policy is 15% up to December 31, 2010. Accordingly, the effective tax rate for Chengdu Tianyin for the period from its date of incorporation to June 30, 2008 should be 15%.

On March 16, 2007, the National People’s Congress of China enacted a new Corporate Income Tax (“CIT”) law, under which FIEs and domestic companies would be subject to CIT at a uniform rate of 25%. The new CIT law will become effective on January 1, 2008. Currently, the Company do not believe the new CIT law will affect the preferential tax treatments enjoyed by them. Since the Company intend to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of June 30, 2008, the Company has not recorded any withholding tax on the retained earnings of its foreign invested enterprises in China.

On February 22, 2008, the Ministry of Finance (“MOF”) and the State Administration of Taxation (“SAT”) jointly issued Cai Shui [2008] Circular 1 (“Circular 1”). According to Article 4 of Circular 1, distributions of accumulated profits earned by a FIE prior to January 1, 2008 to foreign investor(s) in 2008 will be exempt from withholding tax (“WHT”) while distribution of the profit earned by an FIE after January 1, 2008 to its foreign investor(s) shall be subject to WHT.

In July 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company does not recognize any benefits in the financial statements for the year ending June 30, 2008.

NOTE 10 – STOCKHOLDERS’ EQUITY AND RELATED FINANCING AGREEMENTS

On January 16, 2008 the shareholders of Raygere were issued 12,790,800 shares of Viscorp’s Common Stock, under a Share Exchange Agreement (SEA) pursuant to a claim of exemption under Section 4(2) of the Securities Act of 1933, as amended, for issuances not involving a public offering. Under the SEA, after the transfer of all of its shares, Raygere became a wholly-owned subsidiary of Viscorp, which has changed its name to Tianyin Pharmaceutical Co., Inc. (hereinafter Tianyin).

On January 16 and 25, 2008, Tianyin, (formerly Viscorp.) completed private financings totaling $15,225,000, with 27 accredited investors (the “January 2008 Financing”). The net proceeds from the financing were approximately $13,697,000. Consummation of the financing was a condition to the completion of the Share Exchange transaction with Raygere and the Raygere Stockholders under the Share Exchange Agreement. The securities offered in the financing were sold pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) by and among Tianyin (formerly Viscorp.), Raygere, the Raygere stockholders, Grandway and the investors named in the Purchase Agreement (collectively, the “Investors”). In accordance with the Purchase Agreement, Tianyin (formerly Viscorp.) issued a total of 152.25 Units of securities consisting of: (i) An aggregate of $15,225,000 principal amount of Tianyin 10% convertible exchangeable notes due on or before June 30, 2009 (the “Notes”); (ii) Five (5) year warrants to purchase 4,757,814 shares of Tianyin Common Stock, $0.001 par value per share at an initial exercise price of $2.50 per share (the “Class A Warrants”), and (iii) Seven (7) year warrants to purchase 4,757,814 shares of Tianyin Common Stock at an initial exercise price of $3.00 per share (the “Class B Warrants” and together with the Class A Warrants, the “Warrants”). The exercise prices of the Warrants are subject to weighted average and other anti-dilution adjustments.

Pursuant to the terms of the Purchase Agreement, the $15,225,000 of Notes automatically convert into an aggregate of 9,515,625 shares of Tianyin Series A convertible preferred stock, par value 0.001 per share (the “Series A Preferred Stock”) on March 11, 2008, the effective date of the authorization and designation of such class. As issued, the Series A Preferred Stock:

Pays an annual dividend of 10%, payable at Tianyin’s option either in cash or (if such shares have been registered for resale under the Securities Act of 1933, as amended) in additional shares of Tianyin Common stock valued at $1.60 per share;

Has a stated or liquidation value of $1.60 per share, or $15,225,000 as to all 9,515,625 shares of Series A Preferred Stock.

Each outstanding share of Series A Preferred Stock is convertible at any time at the option of the holder into one (1) full share of Tianyin Common stock.

As of June 30, 2008, there were 131,250 shares of Series A Preferred Stock converted to 131,250 shares of Tianyin Common stock.

On May 9, 2008, Chengdu Tianyin issued 20,000 shares of Common stock to employees. The company recorded this transaction to the General and Administrative expense at the share price on the date of the issuance, amounting to $68,000.

In connection with the financing, Tianyin granted warrants to purchase 1,522,500 shares of Common Stock with an exercise price of US$1.60, $2.50 and $3.00 per share to TriPoint Global Equities, LLC., the placement agent in the Financing. These warrants have the same terms as the Warrants issued to Investors and are included in the Units.

On June 30, 2008, the Company recorded $378,545 as dividends payable to the investors of the Company’s January 2008 financings, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. This resolution was approved by the Company’s Board and the Company decided issue common stock to those investors in lieu of cash.

NOTE 11 – EMPLOYEE WELFARE PLAN

The Company has established an employee welfare plan in accordance with Chinese laws and regulations. Full-time employees of the Group in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. PRC labor regulations require the Group to accrue for these benefits based on certain percentage of the employees’ salaries. The total contribution for such employee benefits was $135,324 and $101,235 for the year ended June, 2008 and 2007, respectively.

NOTE 12– STATUTORY COMMON WELFARE FUND

As stipulated by the People’s Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

(i)	Making up cumulative prior years’ losses, if any;

(ii)
Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital;

(iii)
Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's “Statutory common welfare fund”, which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees;

Allocations to the discretionary surplus reserve were approved in the shareholders’ general meeting. The Company provide a reserve for the welfare fund $ 697,369 and $ 394,753 for the years ended June 30, 2008 and 2007, respectively.

NOTE 13 – RISK FACTORS

In fiscal year 2008, two major vendors accounted for approximately 26% of the Company’s raw materials, while in fiscal year 2007, two major vendors accounted for approximately 68% of the Company’s raw materials. Total purchases from these vendors were $5,927,375 and $7,836,717 for the years ended June 30, 2008 and 2007, respectively.

Six major customers accounted for 41% and 67% of the net revenue for the years ended June 30, 2008 and 2007. Total sales to these customers were $14,038,260 and $13,780,586, for the years ended June 30, 2008 and 2007, respectively.

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

NOTE 14 - CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

NOTE 15 – SUPPLEMENTAL CASH FLOW DISCLOSURES

The following is supplemental information relating to the consolidated statements of cash flows:

	June 30, 2008	June 30, 2007

Cash paid for interest	$368,113	$165,918

Cash paid for income taxes	$1,229,300	$837,292

NOTE 16 – EARNINGS PER SHARE

The Company presents earnings per share on a basic and diluted basis. Basic earnings per share has been computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net earnings plus convertible preferred dividends and interest expense (after-tax) on convertible debt by the weighted average number of common shares outstanding including the dilutive effect of equity securities. The weighted average number of common shares calculated for Diluted EPS excludes the potential common stock that would be exercised under the options and warrants granted to officers because the inclusion of the potential shares from these options and warrants would cause an antidilutive effect by increasing the net earnings per share.

	June 30, 2008	June 30, 2007

Net income (numerator for diluted income per share)	$5,971,308	$3,947,528

Less: Dividend attributable to preferred stockholders	(461,742)	-

Net income attributable to common stock holders
(numerator for basic income per share)	5,509,566	-

Weighted average common shares
(denominator for basic income per share)	14,511,717	12,790,800

Effect of diluted securities:
Convertible preferred stock	2,893,433	-
Convertible notes	1,311,242	-
Warrants	411,461	-

Weighted average common shares
(denominator for diluted income per share)	19,127,853	12,790,800

Basic net income per share	$0.38	$0.31
Diluted net income per share	$0.31	$0.31

NOTE 17 – SHARE EXCHANGE

On January 16, 2008, the shareholders of Raygere entered into and consummated certain transactions contemplated under a Share Exchange Agreement (the “SEA”) with Viscorp. As part of the Share Exchange, the shareholders of Raygere were issued 12,790,800 shares of Common Stock (the “Common Stock”) of Viscorp, which represented 87.68% of the 14,587,200 issued and outstanding shares of Common Stock of Viscorp immediately following the Share Exchange, but prior to private financings that were executed on January 16 and January 25, 2008. See Note 10.

NOTE 18 - SUBSEQUENT EVENTS

On July 29, 2008, the Company issued 236,488 shares of common stock, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock (see Note 10 - Stockholders’ Equity And Related Financing Agreements).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Effective January 25, 2008, as a result of the Share Exchange, we dismissed our principal accountant and the client-auditor relationship between us and The Hall Group, CPAs ceased.  On that same day, we engaged Patrizio & Zhao, LLC as our principal independent accountant to audit our financial statements for the fiscal year ended June 30, 2007.  We did not have an audit committee then, but our Board approved changing our auditors.  The Hall Group served as our independent public accountant from 2006 to the date of their dismissal.  The Hall’s Group audit reports for our past two fiscal years did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles.

During the two fiscal years ended December 31, 2006 and 2005 and in the subsequent interim periods through the date of dismissal, there were no disagreements with the Hall Group on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of the Hall Group would have caused the Hall Group to make reference to the matter in their report.

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

ITEM 9A.                                CONTROLS AND PROCEDURES

Evaluation of Disclosures Controls and Procedures

Our management evaluated, with participation of our Chief Executive Officer and Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Acting Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and are effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  These has been no change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Controls Over Financial Reporting

Board of Directors and Shareholders of Tianyin Pharmaceutical Co., Inc:

The Management of Tianyin Pharmaceutical Co., Inc is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U. S. generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U. S. generally accepted accounting principles, and that  receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; (iii) provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements, and (iv) provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, the effectiveness of internal control over financial reporting was made as of a specific date. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008, based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

Based on this assessment, management determined that, as of June 30, 2008, Tianyin maintained effective internal control over financial reporting.

Although currently we do not identify any material weaknesses in the process of self assessment, we have recognized significant weaknesses in internal controls.  Currently we do not have sufficient in-house expertise in US GAAP reporting.  Instead, we rely very much on the expertise and knowledge of external financial advisors in US GAAP conversion.  External financial advisors have helped prepare and review the consolidated financial statements.  Although we have not identified any material errors with our financial reporting or any material weaknesses with our internal controls, no assurances can be given that there are no such material errors or weaknesses existing.  We are seeking to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in US GAAP financial reporting.  In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls.  We plan to work closely with external financial advisors to document the existing financial processes, risk assessment and internal controls systematically.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

TIANYIN PHARMACEUTICAL CO., INC

/s/  Dr. Guoqing Jiang
Dr. Guoqing Jiang
President, CEO and Acting Chief Financial Officer

ITEM 9B.                                OTHER INFORMATION

None

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES

The following table and text set forth the names and ages of all directors and executive officers as of September 25, 2008. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. To date we have not had an annual meeting. There are no family relationships among our directors and executive officers. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

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

Name	Age	Position

Dr. Guoqing Jiang	41	Chairman of the Board, Chief Executive Officer and President
Professor Zunjian Zhang, Ph.D.	49	Director
Professor Jianping Hou, Ph.D.	48	Director
James T. McCubbin	45	Director
Stewart Shiang Lor	45	Director

Dr. Guoqing Jiang, the Chairman of the Board, Chief Executive Officer and Chief Financial Officer.  Dr. Jiang has led the current management to acquire Tianyin Pharmaceutical Co., Ltd. in 2003 and successfully transformed the Company from a regional player into one of the leading TCM manufacturers in China.  Prior to Tianyin, Dr. Jiang served as CEO at Kelun Pharmaceutical Group and built the company from inception to its current status as the world’s leading producer of intravenous solution products.  Dr. Jiang is a charismatic, natural leader and well-respected industry veteran with over 15 years of extensive experience and a proven track record in the pharmaceutical and modernized traditional Chinese medicine industry.  Dr. Jiang once served as a lecturer and resident physician for over 5 years after graduating as a Medical Doctor from Jiangsu University Medical School.

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

Based on our review of copies of such reports, we believe that there was compliance with all filing requirements of Section 16(a) applicable to our officers, directors and 10% stockholders during fiscal 2008.

Code of ethics

The Company has always encouraged its employees, including officers and directors to conduct business in an honest and ethical manner.  Additionally, it has always been our policy to comply with all applicable laws and provide accurate and timely disclosure.

We have always encouraged our employees, including officers and directors to conduct business in an honest and ethical manner.  Additionally, it has always been our policy to comply with all applicable laws and provide accurate and timely disclosure.  Due to our lack of operations and small employee base prior to the Share Exchange, we did not maintain a formal written code of ethics.  However, as a result of the Share Exchange, we decided to adopt formal written codes of ethics for our executive officers, our directors and our employees.

Our codes of ethics are designed to deter wrongdoing and promote honest and ethical conduct and compliance with applicable laws and regulations.  These codes also incorporate our expectations of our executives that enable us to provide accurate and timely disclosure in our filings with the Securities and Exchange Commission and other public communications.  Our codes of ethics are attached as exhibits to the Current Report on Form 8-K that we filed with the SEC on March 4, 2008 and are available on our website, http://www.tianyinpharma.com/index.html.  Any future changes or amendments to our code of ethics, and any waiver of our codes of ethics will also be posted on our website when applicable.

Board Independence and Committees

Presently, we are not required to comply with the director independence requirements of any securities exchange.  In determining whether our directors are independent, however, we intend to comply with the rules of the American Stock Exchange LLC, or the AMEX.  The board of directors will also consult with counsel to ensure that the boards of director’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors, including those adopted under the Sarbanes-Oxley Act of 2002 with respect to the independence of audit committee members.  The AMEX listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment.  Our three newest directors, Mssrs. Zhang, Hou and McCubbin are “independent” as that term is defined by Section 121(A) of the American Stock Exchange’s Listing Standards; accordingly, we now satisfy the “independent director” requirements of the AMEX, which requires that a majority of a company’s directors be independent.

Due to our lack of operations and size prior to the Share Exchange, we did not have an Audit Committee. Furthermore, we are currently quoted on the OTC Bulletin Board, which is sponsored by the NASD, under the symbol “TYNP” and the OTCBB does not have any listing requirements mandating the establishment of any particular committees.  For these same reasons, we did not have any other separate committees for most of fiscal 2008; all functions of a nominating committee, audit committee and compensation committee were performed by our sole director. However, on February 29, 2008, we set up the following committees:

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

Dr. Jiang, our Acting Chief Accounting Officer, will participate in determinations regarding the compensation and design of our benefit programs for all employees, including our other executive officers. However, he will not participate in determining his own compensation.

We believe that an appropriate compensation program should draw a balance between providing rewards to executive officers while at the same time effectively controlling compensation costs. We reward executive officers in order to attract highly qualified individuals, to retain those individuals in a highly competitive marketplace for executive talent and to motivate them to perform in a manner that maximizes our corporate performance. We want our compensation to provide our executives with an overall competitive compensation package that seeks to align individual performance with our long-term business objectives.

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

Nominating Committee

The Nominating Committee nominates candidates for the Board and will consider nominees recommended by shareholders.  The Nominating Committee is responsible for selecting and nominating persons for election or appointment by our Board as Board members. Pursuant to the Nominating Committee Charter, the Committee will consider recommendations for nominees from shareholders submitted to our Secretary at our corporate offices.  A nomination submission must include information regarding the recommended nominee, including all of the information that is required to be disclosed in solicitations or proxy statements for the election of Board members, as well as information sufficient to evaluate the factors to be considered by the Committee, including character and integrity, business and professional experience, and whether the person has the ability to apply sound and independent business judgment and would act in the interests of the Registrant and its shareholders; nominees must also state in advance his or her willingness and interest in serving on the board of directors. Nomination submissions are required to be accompanied by a written consent of the individual to stand for election if nominated by the Board and to serve if elected by the shareholders, and such additional information must be provided regarding the recommended nominee as reasonably requested by the Committee.

To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary.    The committee intends to meet as often as is necessary throughout the year to carry out its duties.

ITEM 11.                      EXECUTIVE COMPENSATION

Executive Compensation

Prior to the Share Exchange, we had not paid any compensation to our chief executive officer or any other executive officer, nor did we issue any options or awards to our executive officers during such time.  We did not have any employment agreements with our executive officers either.  Additionally, prior the Share Exchange, our directors did not receive any compensation for acting as such, but were reimbursed for out-of-pocket expenses incurred while attending board meetings.

The following table sets forth the compensation paid by Raygere, through Chengdu Tianyin to our chief executive officer and to all other executive officers for services rendered during the fiscal years ended June 30, 2008, 2007 and 2006.  In reviewing the table, please note that:

The compensation amounts paid to Dr. Jiang, reflects compensation paid to him by the operating subsidiaries of Raygere during the reported periods; and

No other officer earned more than US$100,000 per annum.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guoqing Jiang, CEO(1)	2008		-	-	-	-	-	-	65,000
Guoqing Jiang, CEO(1)	2007	62,400	-	-	-	-	-	-	62,400
Guoqing Jiang, CEO(1)	2006		-	-	-	-	-	-	52,000

(1) The compensation for Guoqing Jiang reflects his salary at Chengdu Tianyin prior to the Share Exchange.

Grants of Plan-Based Awards and Outstanding Equity Awards at Fiscal Year-End

We did not grant any options or awards to any of our named executive officers during our last completed fiscal year nor did any of our executive officers exercise any such options or awards during such period nor did any such options or awards vest during the period.

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of September 25, 2008, we had a total of 15,465,563  shares of Common Stock.

The following table sets forth, as of September 25, 2008: (a) the names and addresses of each beneficial owner of more than five percent (5%) of our Common Stock known to us, the number of shares of Common Stock beneficially owned by each such person, and the percent of our Common Stock so owned before and after the Share Exchange; and (b) the names and addresses of each director, executive officer and significant employee before and after the Share Exchange, the number of shares our Common Stock beneficially owned, and the percentage of our Common Stock so owned, by each such person, and by all of our directors and executive officers as a group before and after the Share Exchange. Each person has sole voting and investment power with respect to the shares of our Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated. Individual beneficial ownership also includes shares of Common Stock that a person has the right to acquire within 60 days from September 25, 2008.

Name	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Shares

Time Poly Management Ltd.	9,976,824 (1)	64.51%

Dr. Guoqing Jiang, CEO, Acting Chief Financial Officer and President	9,976,824(1)(2)	64.51%

Cmark Holdings Co., Ltd.(6)	2,165,503	14.00%

Stewart Shiang Lor, Director	12,142,327(6)	78.51%

Mr. Xintao You	769,059 (7)	4.97%

Mr. Yong Zhan	751,368 (9)	4.86%

Ms. Li Zhou	544,455 (7)	3.52%

Mr. Daqiao Zhang	225,605 (9)	1.46%

Mr. Hongcai Li	30,080 (9)	*

Professor Zunjian Zhang, Ph.D, Director	0	*

Professor Jianping Hou, Ph.D., Director	0	*

Mr. James T. McCubbin, Director	0	*

TriPoint Global Equities, LLC	1,565,927 (10)	10.13%

All Directors, Executive Officers and Director Nominees before the Share Exchange, As a Group	12,180,756	78.76%

* Less than one percent

(1) Represents 9,976,824 shares of our Common Stock that were issued to Time Poly Management Ltd., a British Virgin Islands company (“Time Poly”), in the Share Exchange. Time Poly is currently wholly-owned by Stewart Shiang Lor, who has the sole voting and dispositive power over the shares of Time Poly.  Pursuant to a Share Transfer Agreement, dated as of January 16, 2008, certain of Chengdu Tianyin Pharmaceutical’s executive officers, including Dr. Jiang, have an immediately exercisable option to purchase from Stewart Shaing Lor 100% of the equity of Time Poly, after which such executive officers shall have the voting, dispositive and investment power over Time Poly. Stewart Shiang Lor is one of our directors.   See “Certain Relationships and Related Transactions” below.

(2) Pursuant to the Share Transfer Agreement, dated as of January 16, 2008, Dr. Jiang has an immediately exercisable option to purchase from Stewart Shaing Lor (the current owner of 100% of the share capital of Time Poly) up to 38,430 shares of Time Poly equity, which, upon exercise, would entitle Dr. Jiang to own 76.86% of the equity of Time Poly.  Accordingly, upon exercise of such option, Dr. Jiang will indirectly (through his 76.86% ownership of Time Poly) own 7,668,188 shares of our Common Stock, but he will maintain all of the voting, dispositive and investment power (through his control of Time Poly) of all of the 9,976,824 shares of our Common Stock that were issued to Time Poly in the Share Exchange. See “Certain Relationships and Related Transactions” below.

(3) The person having voting, dispositive or investment powers over Cmark is Stewart Shiang Lor, Authorized Agent.

(4) Mr. Lor is the sole shareholder of Time Poly, which owns 9,976,824 shares of our voting stock and therefore, Mr. Lor beneficially owns 9,976,824 shares of our voting stock.  Mr. Lor is also the sole shareholder of Cmark, which owns 2,165,503 shares of our voting stock and therefore Mr. Lor beneficially owns 2,165,503 shares of our voting stock.  408,061 of the shares of our Common Stock held by Cmark and 1,880,021 of the shares of our Common Stock held by Time Poly (an aggregate of 2,288,082 of our shares) are subject to an escrow agreement pursuant to which such shares are to be released back to such members and to the Investors of the Financing, based upon certain performance targets of Chengdu Tianyin as set forth in the Share Escrow Agreement dated January 25, 2008, by and among us, Time Poly, Happyvale Limited, Fartop Management Limited and Cmark, the Investors in the Financing and the escrow agent. See “Transactions with Related Persons, Promoters and Certain Control Persons” below.

(5) This number includes the following: 765,222 shares (7.67%) of our Common Stock, which are part of the 9,976,824 shares of our Common Stock that were issued to Time Poly. Time Poly is currently wholly- owned by Stewart Shiang Lor, who has the sole voting and dispositive power over the shares of Time Poly.  Pursuant to a Share Transfer Agreement, dated as of January 16, 2008, Mr. You has an option to purchase from Stewart Shaing Lor up to 3,837 shares of Time Poly equity, which will cause him to own 7.67% of Time Poly. See “Transactions with Related Persons, Promoters and Certain Control Persons” below.

(6) This number includes the following: 747,264 shares (7.49%) of our Common Stock, which are part of the 9,976,824 shares of our Common Stock that were issued to Time Poly. Time Poly is currently wholly-owned by Stewart Shiang Lor, who has the sole voting and dispositive power over the shares of Time Poly.  Pursuant to a Share Transfer Agreement, dated as of January 16, 2008, Mr. Zhan has an option to purchase from Stewart Shaing Lor up to 3,743 shares of Time Poly equity, which will cause him to own 7.49% of Time Poly.  See “Transactions with Related Persons, Promoters and Certain Control Persons” below.

(7) This number includes the following: 541,741 shares (5.43%) of our Common Stock, which are part of the 9,976,824 shares of our Common Stock that were issued to Time Poly. Time Poly is currently wholly-owned by Stewart Shiang Lor, who has the sole voting and dispositive power over the shares of Time Poly.  Pursuant to a Share Transfer Agreement, dated as of January 16, 2008, Ms. Zhou has an option to purchase from Stewart Shaing Lor up to 2,714 shares of Time Poly equity, which will cause him to own 5.43% of Time Poly.  See “Transactions with Related Persons, Promoters and Certain Control Persons” below.

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

(10) This number includes the 1,260,927 shares of common stock underlying the placement agent warrants TriPoint Global received as placement agent of the January 2008 Financings and the 305,000 shares of our common stock TriPoint Capital Advisors, LLC received in a private transaction.  Mark Elenowitz and Michael Boswell have voting, dispositive or investment powers over TriPoint Global and TriPoint Capital, to which Louis Taubman also maintains voting, dispositive or investment powers.

Changes in Control

Pursuant to the Share Exchange, we will had 14,587,200 shares of Common Stock issued and outstanding following our share exchange on January 16, 2008, of which Raygere’s former shareholders owned 87.68% with the balance held by investors in the Financing and those who held our shares prior to the Share Exchange. Therefore, the closing of the Share Exchange caused a change in control.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

On September 7, 2007, Grandway entered into a sales and purchase agreement with three of the existing shareholders ("Original Shareholders") of Chengdu Tianyin, pursuant to which Grandway purchased 100% of the equity interest in Chengdu Tianyin.  The total purchase consideration was RMB3,000,000 (approximately U.S.$414,771.39) which was determined based upon the net asset value of Chengdu Tianyin as of October 30, 2007.  This transfer was approved by the Bureau of Foreign Trade and Economic Cooperation of Chengdu Economic Technology Development Administration Committee on October 30, 2007, and the registration with the Chengdu Administration of Industry and Commerce was completed on November 5, 2007.  As a result of this transfer, Grandway acquired 100% of the equity of Chengdu Tianyin Pharmaceutical Co., Ltd., our indirect wholly owned subsidiary located in Chengdu, Sichuan Province of the People’s Republic of China that operates our current business.

On January 16, 2008, pursuant to a Share Transfer Agreement, Stewart Shiang Lor, a director nominee, issued stock options to the executives officers and management team of Chengdu Tianyin Pharmaceutical Co., Ltd., (the “Executives”) our wholly owned subsidiary located in Chengdu, Sichuan Province of the People’s Republic of China that operates our business.  Pursuant to the agreement, Mr. Lor granted to the Executives the option to acquire all of the shares of Time Poly Management Limited, a British Virgin Islands corporation that owns 39,000 shares of equity interest in Raygere, which prior to the Share Exchange represented 78% of Raygere’s equity, and received 9,976,824, shares of our Common Stock in the Share Exchange transaction.  Mr. Lor is the sole shareholder of Time Poly Management.  Under the terms of the Share Transfer Agreement, the Executives will have the right and the option to purchase 100% of the outstanding shares of capital stock of Time Poly Management at any time through November 15, 2008.  Although the Executives may exercise their options at any time during the term of the option, the exercise price of the options depends upon the fulfilment of certain performance targets based on the future revenues of Chengdu Tianyin, as set forth in the Share Transfer Agreement.  The exercise prices of these options range from $1,293 to $660,975.  The options vest on a one-third basis per quarter for three specified quarters and may be exercised in whole or in part after Chengdu Tianyin’s revenues for such quarter is determined, which shall not be later than 45 days following the applicable fiscal quarter.

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

We have achieved the performance target for 2008 and accordingly, 500,000 (22.727%) of the Escrowed Shares shall be released from escrow and delivered to the Management Group within five (5) Business Days of the date of the filing of this report.

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

Our only “promoters” (within the meaning of Rule 405 under the Securities Act), or person who took the initiative in the formation of our business or in connection with the formation of our business received 10% of our debt or equity securities or 10% of the proceeds from the sale of such securities in exchange for the contribution of property or services, during the last five years have been Time Poly Management, Ltd. and Cmark Holdings, Co., Ltd. As disclosed elsewhere in this report, in connection with the Share Exchange, Time Poly and Cmark, the majority shareholders of Raygere, received 9,976,824 and 2,165,503 shares of our common stock, respectively, representing approximately 68.39% and 14.85%, respectively, of our issued and outstanding shares.  Mr. Stewart Shiang Lor is the sole shareholder of Time Poly and Cmark and Mr. Lor is one of our directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Patrizio & Zhou for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2008 and 2007 were approximately $90,000 and $70,000, respectively.

 (2) AUDIT-RELATED FEES

NONE

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

The policy of our Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by the Company’s independent auditors during the fiscal year.

No services related to Audit-Related Fees, Tax Fees or All Other Fees described above, were approved by the Audit Committee.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

(A)	(1) AND (2) Financial Statements and Financial Statement Schedules See “Index to Consolidated Financial Statements” on page F-1

(A)            (3)  EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation

3.2	By-Laws

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, the “Act”

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a) of the “Act”

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tianyin Pharmaceutical Co., Inc

By:	/s/ Guoqing Jiang
Guoqing Jiang PRESIDENT AND CHIEF EXECUTIVE OFFICER AND ACTING CHIEF FINANCIAL OFFICER

Date:  September 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 26, 2008		/s/ Guoqing Jiang
	By:	Guoqing Jiang PRESIDENT, CHIEF EXECUTIVE OFFICER, DIRECTOR

Date: September 26, 2008	By:	/s/ Zunjian Zhang
Zunjian Zhang DIRECTOR

Date: September 26, 2008	By:	/s/ Jianping Hou
Jianping Hou DIRECTOR

Date: September 26, 2008	By:	/s/ James T. McCubbin
James T. McCubbin DIRECTOR

Date: September 26, 2008	By:	/s/ Stewart Shiang Lor
Stewar tShiang Lor DIRECTOR