Form 10-Q
period 2008-09-30
TIANYIN PHARMACEUTICAL CO., INC.
filed 2008-11-10
CIK 1362718

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

       [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 10, 2008, we are authorized to issue up to 50,000,000 shares of Common Stock, par value US$.001 per share and 10,000,000 shares of Series A Preferred Stock, of which 15,690,955 and 8,893,750, respectively are currently issued and outstanding.

i

PART I- FINANCIAL INFORMATION

TIANYIN PHARMACEUTICAL CO. INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Tianyin Pharmaceutical Co., Inc.:

We have reviewed the accompanying consolidated balance sheet of Tianyin Pharmaceutical Co., Inc. and Subsidiaries (the “Company”) as of September 30, 2008, and the related consolidated statements of operations and comprehensive income, and cash flows for the three months ended September 30, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

Patrizio & Zhao, LLC
Patrizio & Zhao, LLC

Parsippany, New Jersey
October 29, 2008

TIANYIN PHARMACEUTICAL CO. INC.

Consolidated Balance Sheets
(Unaudited)

	September 30,	June 30,
	2008	2008
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$12,417,925	$12,057,150
Accounts receivable, net of allowance for doubtful accounts of $90,311
and $90,064 at September 30, 2008 and June 30, 2008, respectively	4,560,718	4,460,406
Inventory	4,584,781	3,555,691
Other receivables	712,120	371,815
Other current assets	94,317	247,139
Total current assets:	22,369,861	20,692,201

Property and equipment, net:	5,695,589	5,758,966

Intangibles, net:	10,471,414	10,307,754

Total assets:	$38,536,864	$36,758,921

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued expenses	$1,280,592	$1,337,682
Short-term bank loans	1,397,165	1,393,345
VAT taxes payable	262,079	277,090
Income tax payable	358,629	341,214
Payroll taxes payable	17,354	39,939
Dividend payable	-	378,545
Other current liabilities	113,866	142,733
Total current liabilities:	3,429,685	3,910,548

Total liabilities:	3,429,685	3,910,548

Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized,
15,465,563 and 14,738,450 shares issued and outstanding at
September 30, 2008 and June 30, 2008	15,466	14,739
Common stock dividend distributable	226	-
Series A convertible preferred stock, $0.001 par value,8,893,750
9,384,375 shares issued and outstanding at September 30, 2008
and June 30, 2008	8,894	9,384
Additional paid-in capital	18,741,688	18,002,439
Statutory reserve	1,584,154	1,380,806
Retained earnings	12,189,443	10,963,131
Accumulated other comprehensive income	2,567,308	2,477,874
Total stockholders’ equity:	35,107,179	32,848,373

Total liabilities and stockholders' equity:	$38,536,864	$36,758,921

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO. INC.

Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	For the Three Months Ended
	September 30,
	2008	2007

Sales:	$9,561,940	$7,169,493

Cost of goods sold:	4,682,624	4,293,829

Gross profit:	4,879,316	2,875,664

Operating expenses:
Selling, general and administrative	2,633,361	1,036,480
Research and development	82,638	27,451
Total operating expenses:	2,715,999	1,063,931

Income from operations:	2,163,317	1,811,733

Other income (expenses):
Other income	14,245	-
Interest expense	(27,720)	(34,703)
Total other income (expenses):	(13,475)	(34,703)

Income before provision for income tax:	2,149,842	1,777,030

Provision for income tax:	358,849	265,074

Net income:	1,790,993	1,511,956

Other comprehensive income:
Foreign currency translation adjustment	89,434	183,851

1.1.1
1.1.2 Comprehensive income:	$1,880,427	$1,695,807

Basic earnings per share:	$0.09	$0.12
Diluted earnings per share:	$0.07	$0.12

Weighted average number of common shares outstanding:
Basic	15,357,818	12,790,800
Diluted	24,558,625	12,790,800

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO. INC.

Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net Income	$1,790,993	$1,511,956
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	119,399	81,486
Changes in current assets and current liabilities:
Accounts receivable	(88,138)	7,982
Inventory	(1,019,969)	285,546
Other receivables	(339,566)	(159,635)
Advances to suppliers	-	(397,200)
Other current assets	152,822	-
Accounts payable and accrued expenses	(60,470)	(277,424)
VAT taxes payable	(15,780)	(40,499)
Income tax payable	16,489	(42,565)
Payroll taxes payable	(22,708)	-
Other current liabilities	(29,277)	77,928
Total adjustments:	(1,287,198)	(464,381)

Net cash provided by operating activities:	503,795	1,047,575

Cash flows from investing activities:
Additions to property and equipment	-	(713)
Additions to intangibles	(175,668)	-

Net cash used in investing activities:	(175,668)	(713)

Cash flows from financing activities:
Additional paid-in capital	-	8,000
Issuance of preferred stock	-	140,207
Repayment of short-term bank loans	-	(794,760)
Repayment of long-term bank loans	-	(120,541)

Net cash provided by (used in) financing activities:	-	(767,094)

Effect of foreign currency translation on cash:	32,648	11,007

Net increase in cash and cash equivalents:	360,775	290,775

Cash and cash equivalents – beginning:	12,057,150	624,390

Cash and cash equivalents – ending:	$12,417,925	$915,165

The accompanying notes are an integral part of these consolidated financial statements.

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

BASIS OF PRESENTATION

The Company’s Consolidated Financial Statements include the accounts of its direct wholly-owned subsidiaries and its indirect proportionate share of subsidiaries owned by the wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X applicable to small business issuers. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

NOTE 2 - INTERIM FINANCIAL STATEMENTS

These interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2008, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended June 30, 2008.

NOTE 3 – EARNINGS PER SHARE

The Company presents earnings per share on a basic and diluted basis. Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net earnings plus convertible preferred dividends and interest expense (after-tax) on convertible debt by the weighted average number of common shares outstanding including the dilutive effect of equity securities. The weighted average number of common shares calculated for Diluted EPS excludes the potential common stock that would be exercised under the options and warrants granted to officers because the inclusion of the potential shares from these options and warrants would cause an antidilutive effect by increasing the net earnings per share.

	September 30,	September 30,
	2008	2007

Net income (numerator for diluted income per share)	$1,790,993	$1,511,956

Less: Dividend attributable to preferred stockholders	(361,331)	-

Net income attributable to common stock holders
(numerator for basic income per share)	1,429,662	1,511,956

Weighted average common shares
(denominator for basic income per share)	15,357,818	12,790,800

Effect of diluted securities:
Convertible preferred stock	9,001,495	-
Warrants	199,312	-

Weighted average common shares
(denominator for diluted income per share)	24,558,625	12,790,800

Basic net income per share	$0.09	$0.12
Diluted net income per share	$0.07	$0.12

NOTE 4– ACCOUNTS RECEIVABLE

Trade accounts receivable are stated at original invoice amount less allowance for doubtful receivables made based on management’s periodic review of aging of outstanding balances and customer credit history. Allowance for doubtful accounts amounted to $90,311 and $90,064 at September 30, 2008 and June 30, 2008.

NOTE 5– INVENTORY

Inventory at September 30, 2008 and June 30, 2008 consists of the following:

	September 30, 2008	June 30, 2008

Raw materials	$888,617	$584,003
Packaging supplies	1,171,378	1,327,283
Work in process	1,609,032	647,607
Finished goods	915,754	996,798
Total	$4,584,781	$3,555,691

NOTE 6– PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2008 and June 30, 2008 consists of the following:

	September 30, 2008	June 30, 2008

Building	$5,168,660	$5,154,528
Manufacturing equipment	1,141,253	1,138,133
Office equipment and furniture	48,711	48,577
Vehicles	396,797	395,713
Subtotal	6,755,421	6,736,951
Less: Accumulated depreciation	1,864,482	1,780,435
	4,890,939	4,956,516
Add: Construction in progress	804,650	802,450

Total	$5,695,589	$5,758,966

Depreciation expense for the three months ended September 30, 2008 and 2007 was 79,215 and 74,930, respectively.

NOTE 7– INTANGIBLE ASSETS

Net intangible assets at September 30, 2008 and June 30, 2008 were as following:

	September 30, 2008	June 30, 2008

Rights to use land	$1,448,370	$1,444,410
Approved drugs	9,302,866	9,102,351
Intangible assets	10,751,236	10,546,761
Less: accumulated amortization	279,822	239,007

Total	$10,471,414	$10,307,754

Amortization expense for the three months ended September 30, 2008 and 2007 amounted to $40,184 and $6,556, respectively.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2008	June 30, 2008

Accounts payable	$1,261,592	$1,237,682
Accrued expenses	19,000	100,000

Total	$1,280,592	$1,337,682

The carrying value of accounts payable and accrued expenses approximates fair value due to the short-term nature of these obligations.

NOTE 9 – SHORT-TERM BANK LOANS
Short-term bank loans consist of the following:

	September30,	June 30,
	2008	2008

On July 11, 2007, the Company obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by July 10, 2008. The interest is to be calculated using an annual fixed interest rate of 8.541% and paid
monthly. The loan is secured by the Company’s property and equipment.	$-	$145,900

On July 16, 2007, the Company obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by July 15, 2008. The interest is to be calculated using an annual fixed interest rate of 8.541% and paid
monthly. The loan is secured by the Company’s property and equipment.	$-	$145,900

On July 25, 2007, the Company obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by July 24, 2008. The interest is to be calculated using an annual fixed interest rate of 8.892% and paid
monthly. The loan is secured by the Company’s property and equipment.	$-	$226,145

On June 23, 2008, the Company obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by June 23, 2009. The interest is to be calculated using an annual fixed interest rate of 7.881% and paid
monthly. The loan is secured by the Company’s property and equipment.	$877,800	$875,400

On June 23, 2008, the Company obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by June 23, 2009. The interest is to be calculated using an annual fixed interest rate of 7.881% and paid
monthly. The loan is secured by the Company’s property and equipment.	$519,365	$-

Total short-term bank loans	$1,397,165	$1,393,345

NOTE 10 – INCOME TAXES

Raygere is incorporated in the British Virgin Islands. Under the corporate tax laws of British Virgin Islands, it is not subject to tax on income or capital gain.

The operating subsidiary Chengdu Tianyin is a wholly foreign-owned enterprise incorporated in the PRC and subject to PRC Foreign Enterprise Income Tax (“FEIT”) Law. Chengdu Tianyin is entitled to the preferential tax treatment for Opening Up its production facility in Western China in Sichuan Province. The applicable reduced preferential state EIT rate under this policy is 15% up to December 31, 2010. Accordingly, the effective tax rate for Chengdu Tianyin for the period from its date of incorporation to September 30, 2008 should be 15%.

On March 16, 2007, the National People’s Congress of China enacted a new Corporate Income Tax (“CIT”) law, under which FIEs and domestic companies would be subject to CIT at a uniform rate of 25%. The new CIT law will become effective on January 1, 2008. Currently, the Company does not believe the new CIT law will affect the preferential tax treatments enjoyed by them. Since the Company intend to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of September 30, 2008, the Company has not recorded any withholding tax on the retained earnings of its foreign invested enterprises in China.

NOTE 10 – INCOME TAXES (continued)

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

In July 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company does not recognize any benefits in the financial statements for the three months ended September 30, 2008.

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

NOTE 11 – STOCKHOLDERS’ EQUITY AND RELATED FINANCING AGREEMENTS

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

On July 29, 2008, the Company issued 236,488 shares of common stock, representing the FY 2008 fourth quarter dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock.

On September 30, 2008, the Company recorded $361,331 as dividends to the investors of the Company’s January 2008 financings, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. This resolution was approved by the Company’s Board and the Company decided issue common stock to those investors in lieu of cash.

NOTE 12 – EMPLOYEE WELFARE PLAN

The Company has established an employee welfare plan in accordance with Chinese laws and regulations. Full-time employees of the Group in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. PRC labor regulations require the Group to accrue for these benefits based on certain percentage of the employees’ salaries. The total contribution for such employee benefits was $46,292 and $47,225 for the three months ended September, 2008 and 2007, respectively.

NOTE 13– STATUTORY COMMON WELFARE FUND

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

Allocations to the discretionary surplus reserve were approved in the shareholders’ general meeting. The Company provides a reserve for the welfare fund $ 203,348 and $ 150,208 for the three months ended September 30, 2008 and 2007, respectively

NOTE 14 – RISK FACTORS

The three months ended September, 2008, two major vendors accounted for approximately 36% of the Company’s raw materials, while the three months ended September, 2007, two major vendors accounted for approximately 41% of the Company’s raw materials. Total purchases from these vendors were $2,071,521 and $1,464,495 for the three months ended September 30, 2008 and 2007, respectively.

Fine major customers accounted for 18.5% and 59% of the net revenue for the three months ended September 30, 2008 and 2007. Total sales to these customers were $2,074,811 and $2,494,176, for the three months ended June 30, 2008 and 2007, respectively.

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. The Company's business may be influenced by
Change in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

NOTE 15 - CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

NOTE 16 – SUPPLEMENTAL CASH FLOW DISCLOSURES

The following is supplemental information relating to the consolidated statements of cash flows:

	2008	2007

Cash paid for interest	$27,720	$34,703

Cash paid for income taxes	$358,849	$265,074

NOTE 17 – SHARE EXCHANGE

On January 16, 2008, the shareholders of Raygere entered into and consummated certain transactions contemplated under a Share Exchange Agreement (the “SEA”) with Viscorp. As part of the Share Exchange, the shareholders of Raygere were issued 12,790,800 shares of Common Stock (the “Common Stock”) of Viscorp, which represented 87.68% of the 14,587,200 issued and outstanding shares of Common Stock of Viscorp immediately following the Share Exchange, but prior to private financings that were executed on January 16 and January 25, 2008. See Note 11.

NOTE 18 - SUBSEQUENT EVENTS

Tianyin Pharmaceutical,Co., Inc’s common stock began trading on the NYSE Euronext (formerly known as the American Stock Exchange) under the ticker 'TPI' at market open on Wednesday, October 1, 2008.

Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Chengdu Tianyin for the three months ended September 30, 2008 and 2007 and should be read in conjunction with such financial statements and related notes included in this report.

Overview

We are engaged primarily in the development, manufacturing, marketing and sale of modernized traditional Chinese medicines and other pharmaceuticals in China. We currently manufacture and market a comprehensive portfolio of 38 products, 22 of which are listed in the highly selective National Medicine Catalog of the National Medical Insurance program.  We have an extensive product pipeline of 47 products which are pending regulatory approvals with the China State Food and Drug Administration.

Established in 1994, Chengdu Tianyin is a manufacturer and supplier of modernized traditional Chinese medicines.  The current management of Chengdu Tianyin acquired 100% of the equity interest of Chengdu Tianyin in 2003.  On October 30, 2007, Grandway completed the acquisition of the 100% of the equity interest and now owns 100% of the equity interest of Chengdu Tianyin, a company located in Chengdu, Sichuan Province of the PRC that operates our business.

Development and strategy

In the first three months of 2009 fiscal year, we continued the product channel expansion and increasing market penetration of our products that resulted in revenue growth in 2008.  Management plans to continue the emphasis on expanded and enhanced marketing and sales in our 2009 fiscal year and beyond.  Part of this strategy involves increasing and improving our marketing and sales activities to enhance the market leadership of our key leading products and to increase the sales of other products by expanding our sales force, solidifying our distribution network and expanding our market segment coverage, and increasing our marketing and promotional activities.

        As part of our continuing growth strategy, we will continue our partnership-based research and development efforts to further commercialize and broaden our product pipeline. We have 47 drug candidates currently under SFDA review and are planning a series of market launches in the next few years from our product pipeline. In the first three months of 2009 fiscal year, we have received approval from the Chinese State Food and Drug Administration (SFDA) to produce Laonian Kechuan Tablets (SFDA approval number H2008S02059) and Fuke Zhidai Tablets.

   Laonian Kechuan Tablets is a drug which is used to treat chronic bronchitis. Also, can improve male sexual function and female natural function and enhance immunity, promotion of recovery. This drug approved by SFDA with its highly effective, and fewer side effects when compared to other similar drugs.

   Fuke Zhidai Tablets is a drug which is used to treat abnormal leucorrhea which caused by chronic cervicitis, endometritis and endocolpitis. This tablet can also alleviate fever to restraining abnormal leucorrhea. This drug approved by SFDA, and the clinical outcome is remarkable, and there’s no related side effect identified.

                As part of the use of proceeds from our recent private placement financings, we are building production facilities on the vacant land of our current premises to accommodate our growth.  The new production plant project will enhance the overall production capacity by 3 times with an estimated expenditure of $5 million. The capital need for the expansion was utilized from the recent $15.2 million financing completed in January 2008. The planned GFA is about ten thousand square meters with state- of-the-art equipment which will be installed. Construction started in July 2008 and operations are planned to begin in January 2009. The new capacity is expected to meet increasing market demand of current products and support new product launches from the pipeline which will be the key element to maintaining and enhancing the current growth of the Company.

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

 Management believes that our emphasis on further commercializing and broadening our product line coupled with expansion of our production facility and capacity, enhanced sales and marketing efforts will continue to yield significant increases in revenue in 2009 and beyond. Additionally, we believe that our growth and overall market coverage could be approved by certain strategic acquisitions or licensing opportunities.

Manufacturing, Sales and marketing

We supports commercialized products with manufacturing, sales and marketing efforts. We are also moving forward with additional investments to enhance our infrastructure and business, including capital expenditures for the new production plant, information technology systems, and post-marketing studies and monitoring.

Management continually reviews the business, including manufacturing operations, to identify actions that will enhance long-term competitiveness. By continuously streamlining the management of the production processes and improving the recipes for drugs, we lowered the costs and eliminated some overhead during manufacturing.

We expanded our market by increasing the sales force and aggressive advertising. We also performed extensive marketing research and adjusted our sales structure timely in order to increase the profit margin.

Competitive environment

The market for pharmaceutical products is competitive. The Group’s operations may be affected by technological advances of competitors, industry consolidation, patents granted to competitors, competitive combination products, new products of competitors, new information of marketed products or post-marketing surveillance.

Discussion on Operating Result

The following table shows the results of our business.  All references to the results of operations and financial condition are those of Chengdu Tianyin.

Comparison of results for the three months ended September 30, 2008, the three months ended September 30, 2007

the three months ended Sep 30	2008	2007
Revenues	US$ 9,561,940	US$7,169,493
Cost of revenues	US$ 4,682,624	US$4,293,829
Gross profit	US$4,879,316	US$2,875,664
Selling, general and administrative and research and development expenses	US$2,715,999	US$1,063,931
Other expense	US$13,475	US$34,703
Income taxes	US$358,849	US$265,074
Net profit (Loss)	US$1,790,993	US$1,511,956
Foreign currency adjustment	US$ 89,434	US$183,851
Comprehensive income (Loss)	US$1,880,427	US$1,695,807

Revenues.  Total revenues were approximately $9.56 million for the three months ended September 30, 2008 as compared to approximately $7.2 million for the three months ended September 30, 2007, an increase of approximately $2.39 million or 33%.  The increases in revenues were primarily the result of our expanded marketing efforts for our pipeline of new and current products.  There are 28 products of which the sales increased by various percentages. The major increase are as follows: the sales of Apu Shuangxin increased by $2.55 million, the sales of Ginkgo Mihuan Oral Liquid increased by $1.37 million, and the sales of Hugan Tablets increased by $0.33 million. Management believes that our emphasis of broadening our product pipeline coupled with our enhanced sales marketing efforts and the planned expansion of our production facility will continue to yield significant increases in revenue in the remainder of this fiscal year and beyond.

Cost of Revenues.  Cost of revenues for the three months ended September 30, 2008 was approximately $4.68 million or 49% of revenues as compared to $4.29 million or 59% of revenues for the three months ended September 30, 2007.  Our cost of revenues is primarily composed of the costs of direct raw materials, labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The increase of the gross profit margin was mainly due to the saving of material consumption and manufacturing overhead, production method innovation and more importantly the improvement on the product mix to produce more products with higher gross profit margin.

Gross profit margin.  Gross profit margin for the three months ended September 30, 2008 was approximately 51% as compared to 40% for the three months ended September 30, 2007.  Considering the change of market environment and the adjustment of the Group strategy, the management gradually developed the products mix to expand the market of the products with higher gross profit margin since the fiscal year 2008. For the three months ended September 30, 2008, the sales of Apu Shuanxin and Ginkgo Mihuan Oral Liquid increased by 340% and 31% respectively comparing to that for the same period in 2007, while these two products had comparatively higher gross profit margin, 58% and 77% respectively. On the other hand, the sales of other products with lower gross profit margin, such as Qingrejiedu Oral Liquid and Fukangbao Oral Liquid, decreased for the three months ended September 30, 2008.

Operating Expenses.  Operating expenses were approximately $2.7 million for the three months ended September 30, 2008 as compared to approximately $1.06 million for the three months ended September 30, 2007, an increase of approximately US$1.6 million.  The increase was mainly due to the management’s effects to strengthen the marketing and sales activities in order to increase sales, including hiring more sales people, having more advertisement and promotion activities. Selling department increased by 206 employees for the three months ended September 30, 2008 compared to one year ago.

Net income.  Net income was approximately US$1.79 million for the three months ended September 30, 2008 as compared to net income of approximately US$1.51 million for three months ended September 30, 2007, an increase of US$0.28 million.  The increase in our net income was mainly the result of our increased sales with higher gross margin.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to US$ 88,924 as of September 30, 2008.  The balance sheet amounts with the exception of equity at September 30, 2008 were translated at 6.83527RMB to 1.00 US dollar as compared to 7.49625 RMB at September 30, 2007.  The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the three months ended September 30, 2008, and June 30, 2007 were the average rate of exchange during the three months.

Comprehensive Income.  As a result of the above, the comprehensive income, which adds the currency adjustment to Net Income, were US$1.88 million for the three months ended September 30, 2008, as compared to the comprehensive income of US$1.70 million for the three months ended September 30, 2007, an increase of US$0.88 million.

Liquidity and Capital Resources

Discussion of cash flow

	For the three months ended September 30,
	2008	2007

Cash flow from operating activities	503,795	1,047,575
Cash flow from investing activities	(175,668)	(713)
Cash flow from Financing activities	0	(767,094)

Operating activities

As of September 30, 2008, we had working capital totaling approximately US$18,940,176, including cash and cash equivalents of US12,417,925.  On January 16, 2008 and January 25, 2008, we completed private financings totaling $15,225,000, with 27 accredited investors (the “January 2008 Financing”).  The net proceeds from the January 2008 Financing were approximately $13,697,000.

Net cash provided by operating activities was US$503,795 for the three months ended September 30, 2008 as compared to US$1,047,575 for the three months ended September 30, 2007. The decrease was primarily the result of increased raw material and packing supplies as a result of production expansion in the year.

Investing activities

Net cash used in investing activities for the three months ended September 30, 2008 totaled US$175,688 and related to the acquisition of intangible drug.  Net cash used in investing activities for the three months ended September 30, 2007 totaled US713 and related to the acquisition of property and equipment.

Financing activities

Net cash provided in financing activities for the three months ended September 30, 2008 totaled US$0.  Net cash used in financing activities for the three months ended September 30, 2007 was US$767,094 and majorly related to the repayment of short-term bank loans and long-term bank loans.

Borrowings and Credit Facilities

The bank borrowing balance equals to the credit facilities as of September 30, 2008. The short-term bank borrowings outstanding as of September 30, 2007 and 2008 were $1,273,970 and $1,397,165 respectively, which bore an average interest rate of 7.56% and 7.881% per annum, respectively. These loans do not contain any financial covenants or restrictions. The borrowings have one year terms and expire at various times throughout the year. These facilities contain no specific renewal terms. The short-term bank borrowings of $ $1,397,165 as of September 30, 2008 (2007: $ 1,273,970) were secured by the property and equipment of Chengdu Tianyin.

Stock Repurchase Program

   On October 27, 2008, the Board of Directors authorized the Company to repurchase up to $3.0 million of its common stock through January 2009. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors deemed appropriate by the Company's CEO and President. Repurchases may be in open-market transactions or through privately negotiated transactions, and the repurchase program may be expanded by the Board of Directors in the future. The Company has approximately 15.5 million shares of common stock outstanding and approximately 2.5 million shares are in the public float as of today. Any shares repurchased by the Company in this program will be retired to the treasury while reducing the number of outstanding shares of its common stock.

Critical Accounting Policies and Estimates.

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Tianyin Pharmaceutical’s 2008 10-K/A for disclosures regarding Tianyin’s critical accounting policies and estimates.  The interim financial statements follow the same accounting policies and methods of computations as those for the year ended June 30, 2008.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and acting chief accounting officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2008. Based on this evaluation, our principal executive officer and our acting chief accounting officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States.

(b)	Changes in internal control over financial reporting

During the quarter ended September 30, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4T. CONTROLS AND PROCEDURES.

Management's Quarterly Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management conducted an evaluation of the effectiveness  of our internal  control over  financial  reporting  based on the framework in Internal  Control -  Integrated  Framework  ("ICFT")  issued by the Committee of Sponsoring  Organizations of the Treadway Commission.  Based on our evaluation, management has concluded, as of September 30, 2008, we did not maintain effective controls over the financial reporting process.

Management’s assessment of the effectiveness of the registrant’s internal control over financial reporting is as of the period ended September 30, 2008. Based on the evaluation, management concluded that there was a material weakness in our internal control over financial reporting. Although currently we do not identify any material weaknesses in the process of self assessment, we have recognized significant weaknesses in internal controls.  Currently we do not have sufficient in-house expertise in US GAAP reporting.  Instead, we rely very much on the expertise and knowledge of external financial advisors in US GAAP conversion.  External financial advisors have helped prepare and reviewed the consolidated financial statements.  Although we have not identified any material errors with our financial reporting or any material weaknesses with our internal controls and do believe that the financial statements included in this report fairly present, in all material respects, our financial position and results of operations as of and for the period ended September 30, 2008, no assurances can be given that there are no such material errors or weaknesses existing.

A  material  weakness  is  a  control  deficiency,  or  combination  of  control deficiencies,  in Internal Control over Financial Reporting (“ICFR”)  such  that  there  is a  reasonable  possibility  that a material  misstatement of our annual or interim financial statements will not be prevented or detected on a timely  basis by  employees  in the normal  course of their assigned functions.

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

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's  report was not subject to attestation by the Company's registered  public accounting firm pursuant to temporary rules of the Securities and Exchange  Commission  that permit the Company to provide  only  management's report in this quarterly report.

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

Not applicable.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Not Applicable.

ITEM 3. Defaults upon Senior Securities

(a)	Not Applicable.

(b)	Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the period covered by this Report.  However, we did file and mail proxy statements to re-elect our Board of Directors for our upcoming Annual Shareholder Meeting, to be held on December 9, 2008, on or about October 30, 2008.

ITEM 5.  OTHER INFORMATION

(a)
Since we filed and mailed out our Proxy Statement for this year’s Annual Shareholder Meeting, which will be held on December 9, 2008, the date for which we must receive a stockholder proposal for next year’s annual meeting has changed.  Accordingly, any stockholder who intends to present a proposal at next year’s annual meeting of stockholders must ensure that we receive the proposal, at our offices:

•	Not later than July 2, 2009, if the proposal is submitted for inclusion in our proxy materials for that meeting pursuant to Rule 14a-8 under the Securities Exchange Act of 1934; or
•	August 26, 2008

No other changes to the procedures by which security holders may recommend nominees to our board of directors or any other proposal for next year’s annual meeting have been made.

ITEM 6.  EXHIBITS

(a) The following exhibits are filed as part of this report.

Exhibit No.	Document
3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed on September 29, 2008).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed on September 29, 2008).

31.1	Certification of Chief Executive Officer and Acting Chief Accounting Officer required by Rule 13a-14/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer and Acting Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     November 10, 2008

By: TIANYIN PHARMACEUTICAL CO., INC.

 /s/  Dr. Guoqing Jiang
      Name:  Dr. Guoqing Jiang
      Title:   Chairman, Chief Executive Officer and Acting Chief Financial Officer