Form 10-Q
period 2008-12-31
TIANYIN PHARMACEUTICAL CO., INC.
filed 2009-02-17
CIK 1362718

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

       [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

As of February  12, 2009, we are authorized to issue up to 50,000,000 shares of Common Stock, par value US$.001 per share and 10,000,000 shares of Series A Preferred Stock, of which 16,064,428 and  8,744,375 respectively are currently issued and outstanding.

PART I- FINANCIAL INFORMATION

TIANYIN PHARMACEUTICAL CO. INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Tianyin Pharmaceutical Co., Inc.:

We have reviewed the accompanying consolidated balance sheet of Tianyin Pharmaceutical Co., Inc. and Subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of operations and comprehensive income, and cash flows for the six months ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of our's management.

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

/s/  Patrizio & Zhao, LLC
Patrizio & Zhao, LLC

Parsippany, New Jersey
February 2, 2009

Tianyin Pharmaceutical Co., Inc.
Consolidated Balance Sheets
(Unaudited)

	December 31,	June 30,
	2008	2008
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$12,673,338	$12,057,150
Accounts receivable, net of allowance for doubtful accounts of $90,558
and $90,064 at December 31, 2008 and June 30, 2008, respectively	4,351,959	4,460,406
Inventory	4,695,104	3,555,691
Advance payments	2,159,424	-
Other receivables	436,520	371,815
Other current assets	20,000	247,139
Total current assets:	24,336,345	20,692,201

Property and equipment, net:	6,204,568	5,758,966

Intangibles, net:	10,414,298	10,307,754

Total assets:	$40,955,211	$36,758,921

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued expenses	$1,224,733	$1,337,682
Short-term bank loans	1,400,985	1,393,345
VAT taxes payable	350,143	277,090
Income taxes payable	409,483	341,214
Payroll taxes payable	4,385	39,939
Dividends payable	-	378,545
Other current liabilities	144,250	142,733
Total current liabilities:	3,533,979	3,910,548

Total liabilities:	3,533,979	3,910,548

Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized,
15,691,495 and 14,738,450 shares issued and outstanding at
December 31, 2008 and June 30, 2008	15,692	14,739
Common stock dividend distributable	224	-
Series A convertible preferred stock, $0.001 par value, 8,893,750 and
9,384,375 shares issued and outstanding at December 31, 2008
and June 30, 2008	8,894	9,384
Additional paid-in capital	19,099,158	18,002,439
Statutory reserve	1,815,823	1,380,806
Retained earnings	13,657,200	10,963,131
Accumulated other comprehensive income	2,824,241	2,477,874
Total stockholders’ equity:	37,421,232	32,848,373

Total liabilities and stockholders' equity:	$40,955,211	$36,758,921

The accompanying notes are an integral part of these consolidated financial statements.

Tianyin Pharmaceutical Co., Inc.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Sales:	$10,101,869	$7,749,199	$19,663,809	$14,918,692

Cost of goods sold:	4,944,980	4,567,429	9,627,603	8,861,258

Gross profit:	5,156,889	3,181,770	10,036,206	6,057,434

Operating expenses:
Selling, general and administrative	2,595,311	1,172,062	5,228,672	2,200,541
Research and development	84,220	34,106	166,858	61,558
Total operating expenses:	2,679,531	1,206,168	5,395,530	2,262,099

Income from operations:	2,477,358	1,975,602	4,640,676	3,795,335

Other income (expenses):
Other income	15,564	-	29,808	-
Interest expense	(26,975)	(31,659)	(54,695)	(66,362)
Total other income (expenses):	(11,411)	(31,659)	(24,887)	(66,362)

Income before provision for income tax:	2,465,947	1,943,943	4,615,789	3,728,973

Provision for income tax:	408,827	291,572	767,677	556,646

Net income:	2,057,120	1,652,371	3,848,112	3,172,327

Other comprehensive income:
Foreign currency translation adjustment	256,933	391,115	346,367	574,966

Comprehensive income:	$2,314,053	$2,043,486	$4,194,479	$3,747,293

Basic earnings per share:	$0.11	$0.13	$0.20	$0.25
Diluted earnings per share:	$0.13	$0.13	$0.16	$0.25

Weighted average number of common shares outstanding:
Basic	15,691,495	12,790,800	15,637,623	12,790,800
Diluted	15,691,495	12,790,800	24,697,018	12,790,800

The accompanying notes are an integral part of these consolidated financial statements.

Tianyin Pharmaceutical Co., Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net Income	$3,848,112	$3,172,327
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	237,619	164,758
Changes in current assets and current liabilities:
Accounts receivable	132,660	(6,899)
Inventory	(1,117,856)	306,194
Other receivables	608,042	(624,610)
Other current assets	227,140	-
Accounts payable and accrued expenses	(119,588)	(252,002)
VAT taxes payable	71,402	(16,051)
Income taxes payable	66,275	(20,953)
Payroll taxes payable	(35,705)	(1,707)
Other current liabilities	732	66,426
Total adjustments:	70,721	(384,844)

Net cash provided by operating activities:	3,918,833	2,787,483

Cash flows from investing activities:
Additions to property and equipment	(570,491)	(133,591)
Additions to intangibles	(130,323)	-
Advance payments for research and development	(2,155,450)	(1,040,484)

Net cash used in investing activities:	(2,856,264)	(1,174,075)

Cash flows from financing activities:
Repayment of short-term bank loans	-	(801,540)
Repayment of long-term bank loans	(512,505)	(121,569)

Net cash used in financing activities:	(512,505)	(923,109)

Effect of foreign currency translation on cash:	66,124	44,728

Net increase in cash and cash equivalents:	616,188	735,027

Cash and cash equivalents – beginning:	12,057,150	624,390

Cash and cash equivalents – ending:	$12,673,338	$1,359,417

The accompanying notes are an integral part of these consolidated financial statements.

Tianyin Pharmaceutical Co., Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1 – ORAGANIZATION AND NATURE OF BUSINESS

Tianyin Pharmaceutical Co., Inc. (Formerly Viscorp, Inc.), a public shell company as defined in Rule 12b-2 of the Exchange Act of 1934, was established under the laws of Delaware on August 20, 2002. The accompanying consolidated financial statements include the financial statements of Tianyin Pharmaceutical Co., Inc. and its subsidiaries. Our primary business is to research, manufacture, and sell pharmaceutical products.

On January 16, 2008, Viscorp Inc. completed a reverse acquisition of Raygere Limited (“Raygere”), which was incorporated in the British Virgin Islands on January 26, 2007. To accomplish the exchange of shares, Viscorp issued 12,790,800 shares of common stock on a one to one ratio for a 100% equity interest in Raygere, per the terms of the Share Exchange and Bill of Sale of assets of Viscorp and Charles Driscoll. Viscorp was delivered with zero assets and zero liabilities at time of closing. Following the reverse acquisition, Viscorp changed our corporate name to Tianyin Pharmaceutical Co., Inc. The transaction was regarded as a reverse merger whereby Raygere was considered to be the accounting acquirer as its shareholders retained control of Tianyin after the exchange. Although weTianyin the legal parent company, the share exchange was treated as a recapitalization of Raygere. Thus, Raygere is the continuing entity for financial reporting purposes. The Financial Statements have been prepared as if Raygere had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

In September 2007, Raygere acquired 100% interest in Grandway Groups Holdings Ltd., which was incorporated on May 25, 2007, in the city of Hong Kong, the People’s Republic of China (“PRC”). On October 30, 2007, Grandway acquired 100% equity interest in Chengdu Tianyin Pharmaceutical Co., Ltd (“Chengdu Tianyin”), which was incorporated on April 1, 1994 in the city of Chengdu, the People’s Republic of China. As a result of the acquisition, Chengdu Tianyin became the wholly owned subsidiary of Grandway and an indirect wholly owned subsidiary or Raygere. The transaction was regarded as a reverse merger whereby Chengdu Tianyin was considered to be the accounting acquirer as both Grandway and Raygere were holding companies with no significant operations and Chengdu Tianyin continues as the primary operating entity even after the exchange, although Raygere is the legal parent company. As such, Chengdu Tianyin (and its historical financial statements) is the continuing entity for financial reporting purposes. The consolidated financial statements reflect all predecessor statements of income and cash flow activities from the inception of Chengdu Tianyin in July 2007.

Tianyin Pharmaceutical Co., Inc common stock began trading on the NYSE Alterntext (formerly the American Stock Exchange) under the ticker “TPI” at market open on Wednesday, October 1, 2008.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Our Consolidated Financial Statements include the accounts of our direct wholly-owned subsidiaries and of our indirect proportionate share of subsidiaries owned by the wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

BASIS OF PRESENTATION (continued)

Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

INTERIM FINANCIAL STATEMENTS

These interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2008 as are included in our Annual Report on Form 10-K, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended June 30, 2008.

NOTE 3 – EARNINGS PER SHARE

We present earnings per share on a basic and diluted basis. Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net earnings plus convertible preferred dividends and interest expense (after-tax) on convertible debt by the weighted average number of common shares outstanding including the dilutive effect of equity securities. The weighted average number of common shares calculated for Diluted EPS excludes the potential common stock that would be exercised under the options and warrants granted to officers because the inclusion of the potential shares from these options and warrants would cause an antidilutive effect by increasing the net earnings per share.

	For the Three Months Ended
	December 31,
	2008	2007

Net income (numerator for diluted income per share)	$2,057,120	$1,652,371

Less: Dividend attributable to preferred stockholders	357,694	-

Net income attributable to common stock holders
(numerator for basic income per share)	1,699,426	1,652,371

Weighted average common shares
(denominator for basic income per share)	15,691,495	12,790,800

Effect of diluted securities:	-	-

Weighted average common shares
(denominator for diluted income per share)	15,691,495	12,790,800

Basic net income per share	$0.11	$0.13
Diluted net income per share	$0.13	$0.13

NOTE 3 – EARNINGS PER SHARE (continued)

	For the Six Months Ended
	December 31,
	2008	2007

Net income (numerator for diluted income per share)	$3,848,112	$3,172,327

Less: Dividend attributable to preferred stockholders	719,025	-

Net income attributable to common stock holders
(numerator for basic income per share)	3,129,087	3,172,327

Weighted average common shares
(denominator for basic income per share)	15,637,623	12,790,800

Effect of diluted securities:
Convertible preferred stock	8,947,622	-
Warrants	111,773	-

Weighted average common shares
(denominator for diluted income per share)	24,697,018	12,790,800

Basic net income per share	$0.20	$0.25
Diluted net income per share	$0.16	$0.25

NOTE 4– ACCOUNTS RECEIVABLE

Trade accounts receivable are stated at original invoice amount less allowance for doubtful receivables made based on management’s periodic review of aging of outstanding balances and customer credit history. Allowance for doubtful accounts amounted to $90,558 and $90,064 at December 31, 2008 and June 30, 2008.

NOTE 5– INVENTORY

Inventory at December 31, 2008 and June 30, 2008 consists of the following:

	December 31, 2008	June 30, 2008

Raw materials	$1,124,024	$584,003
Packaging supplies	1,001,882	1,327,283
Work in process	1,706,811	647,607
Finished goods	862,387	996,798
Total	$4,695,104	$3,555,691

NOTE 6– ADVANCE PAYMENTS

We make advances to certain institutes for medical research and development which amounted to $2,159,424 and $-0- as of December 31, 2008 and June 30, 2008, respectively.

NOTE 7– PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2008 and June 30, 2008 consists of the following:

	December 31, 2008	June 30, 2008

Building	$5,182,791	$5,154,528
Manufacturing equipment	1,202,467	1,138,133
Office equipment and furniture	48,844	48,577
Vehicles	397,882	395,713
Subtotal	6,831,984	6,736,951
Less: Accumulated depreciation	1,947,716	1,780,435
	4,884,268	4,956,516
Add: Construction in progress	1,320,300	802,450

Total	$6,204,568	$5,758,966

Depreciation expense for the three months ended December 31, 2008 and 2007 was $78,009 and 76,606, for the six months ended December 31, 2008 and 2007 was $157,229 and $151,533, respectively.

NOTE 8– INTANGIBLE ASSETS

Intangible assets at December 31, 2008 and June 30, 2008 were as following:

	December 31, 2008	June 30, 2008

Rights to use land	$1,452,330	$1,444,410
Approved drugs	9,282,824	9,102,351
Intangible assets	10,735,154	10,546,761
Less: accumulated amortization	320,856	239,007

Total	$10,414,298	$10,307,754

Amortization expense for the three months ended December 31, 2008 and 2007 was $40,203 and $6,687, and for the six months ended December 31, 2008 and 2007 amounted to $80,390 and $13,225, respectively.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2008	June 30, 2008

Accounts payable	$1,164,480	$1,237,682
Accrued expenses	60,253	100,000

Total	$1,224,733	$1,337,682

The carrying value of accounts payable and accrued expenses approximates fair value due to the short-term nature of these obligations.

NOTE 10 – SHORT-TERM BANK LOANS
Short-term bank loans consist of the following:

	December 31,	June 30,
	2008	2008

On July 11, 2007, we obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by July 10, 2008. The interest is to be calculated using an annual fixed interest rate of 8.541% and paid
monthly. The loan is secured by our property and equipment.	$-	$145,900

On July 16, 2007, we obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by July 15, 2008. The interest is to be calculated using an annual fixed interest rate of 8.541% and paid
monthly. The loan is secured by our property and equipment.	$-	$145,900

On July 25, 2007, we obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by July 24, 2008. The interest is to be calculated using an annual fixed interest rate of 8.892% and paid
monthly. The loan is secured by our property and equipment.	$-	$226,145

On June 23, 2008, we obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by June 23, 2009. The interest is to be calculated using an annual fixed interest rate of 7.881% and paid
monthly. The loan is secured by our property and equipment.	$880,200	$875,400

On June 23, 2008, we obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by June 23, 2009. The interest is to be calculated using an annual fixed interest rate of 7.881% and paid
monthly. The loan is secured by our property and equipment.	$520,785	$-

Total short-term bank loans	$1,400,985	$1,393,345

NOTE 11 – INCOME TAXES

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

On March 16, 2007, the National People’s Congress of China enacted a new Corporate Income Tax (“CIT”) law, under which FIEs and domestic companies would be subject to CIT at a uniform rate of 25%. The new CIT law will become effective on January 1, 2008. Currently, we do not believe the new CIT law will affect the preferential tax treatments enjoyed by them. Since we intend to reinvest our earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of December 31, 2008, we have not recorded any withholding tax on the retained earnings of its foreign invested enterprises in China.

NOTE 11 – INCOME TAXES (continued)

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

In July 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. We do not recognize any benefits in the financial statements for the six months ended December 31, 2008.

NOTE 12 – STOCKHOLDERS’ EQUITY AND RELATED FINANCING AGREEMENTS

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

•
Pays an annual dividend of 10%, payable at Tianyin’s option either in cash or (if such shares have been registered for resale under the Securities Act of 1933, as amended) in additional shares of Tianyin Common stock valued at $1.60 per share;

•	Has a stated or liquidation value of $1.60 per share, or $15,225,000 as to all 9,515,625 shares of Series A Preferred Stock.

NOTE 12 – STOCKHOLDERS’ EQUITY AND RELATED FINANCING AGREEMENTS (continued)

•	Each outstanding share of Series A Preferred Stock is convertible at any time at the option of the holder into one (1) full share of Tianyin Common stock.

As of June 30, 2008, there were 131,250 shares of Series A Preferred Stock converted to 131,250 shares of Tianyin Common stock.

On May 9, 2008, Chengdu Tianyin issued 20,000 shares of Common stock to employees. We recorded this transaction to the General and Administrative expense at the share price on the date of the issuance, amounting to $68,000.

In connection with the financing, Tianyin granted warrants to purchase 1,522,500 shares of Common Stock with an exercise price of US$1.60, $2.50 and $3.00 per share to TriPoint Global Equities, LLC., the placement agent in the Financing. These warrants have the same terms as the Warrants issued to Investors and are included in the Units.

On July 29, 2008, we issued 236,488 shares of common stock, representing the fiscal year 2008 fourth quarter dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock.

On September 30, 2008, we recorded $361,331 as dividends to the investors of the January 2008 financings, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. This resolution was approved by our Board and we decided issue common stock to those investors in lieu of cash.

On October 30, 2008, we issued 225,932 shares of common stock, representing the fiscal year 2009 first quarter dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock.

On December 31, 2008, we recorded $357,694 as dividends to the investors of our January 2008 financings, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. This resolution was approved by our Board and we decided issue common stock to those investors in lieu of cash.

NOTE 13 – EMPLOYEE WELFARE PLAN

We have established an employee welfare plan in accordance with Chinese laws and regulations. Full-time employees of the Group in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. PRC labor regulations require the Group to accrue for these benefits based on certain percentage of the employees’ salaries. The total contribution for such employee benefits was $60,412 and $53,907 for the six months ended December 31, 2008 and 2007, respectively.

NOTE 14– STATUTORY COMMON WELFARE FUND

As stipulated by the People’s Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

(i)	Making up cumulative prior years’ losses, if any;

(ii)	Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of our registered capital;

(iii)
Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to our “Statutory common welfare fund”, which is established for the purpose of providing employee facilities and other collective benefits to our employees;

Allocations to the discretionary surplus reserve were approved in the shareholders’ general meeting. We provide a reserve for the welfare fund $435,017 and $317,233 for the six months ended December 31, 2008 and 2007, respectively.

NOTE 15 – RISK FACTORS

The six months ended December 31, 2008, three major vendors accounted for approximately 38% of our raw materials, while the six months ended December 31, 2007, three major vendors accounted for approximately 32% of our raw materials. Total purchases from these vendors were $4,337,100 and $3,843,590 for the six months ended December 31, 2008 and 2007, respectively.

Five major customers accounted for 18% the net revenue for the six months ended December 31, 2008 and three major customers accounted for 33% the net revenue for the six months ended December 31, 2007. Total sales to these customers were $3,534,956 and $4,916,866, for the six months ended December 31, 2008 and 2007, respectively.

Our operations are carried out in the PRC. Accordingly, our business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. Our business may be influenced by change in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

NOTE 16 - CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject us to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold our cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

NOTE 17 – SUPPLEMENTAL CASH FLOW DISCLOSURES

The following is supplemental information relating to the consolidated statements of cash flows:

	Six Months Ended December 31,
	2008	2007

Cash paid for interest	$54,695	$66,362

Cash paid for income taxes	$359,609	$577,599

NOTE 18 – SHARE EXCHANGE

On January 16, 2008, the shareholders of Raygere entered into and consummated certain transactions contemplated under a Share Exchange Agreement (the “SEA”) with Viscorp. As part of the Share Exchange, the shareholders of Raygere were issued 12,790,800 shares of Common Stock (the “Common Stock”) of Viscorp, which represented 87.68% of the 14,587,200 issued and outstanding shares of Common Stock of Viscorp immediately following the Share Exchange, but prior to private financings that were executed on January 16, 2008 and January 25, 2008. See Note 12.

NOTE 19 - SUBSEQUENT EVENTS

In October 2008, our Board of Directors authorized a stock repurchase program.  Under the stock repurchase program, we may purchase outstanding shares of our common stock on the open market at such times and prices determined in the sole discretion of management. From January 1, 2009 to January 31, 2009, we repurchased an aggregate of 11,400 shares for a total of $15,327.  From February 1, 2009 through the date of this Report, we repurchased an aggregate of 32,560 shares for a total of $42,517.45.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Chengdu Tianyin for the six months ended December 31, 2008 and 2007 and should be read in conjunction with such financial statements and related notes included in this report.

Overview

We are engaged primarily in the development, manufacturing, marketing and sale of modernized traditional Chinese medicines and other pharmaceuticals in China. We currently manufacture and market a comprehensive portfolio of 39 products, 22 of which are listed in the highly selective National Medicine Catalog of the National Medical Insurance program.  We have an extensive product pipeline of 22 products which are pending regulatory approvals with the China State Food and Drug Administration.  It is common in China that drug applications are denied by SFDA because most of them are just generic.

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

Development and growth strategy

The cornerstone of our business development strategy relies upon our partnership-based research and development efforts. These efforts support our ability to commercialize, produce, and broaden our product pipeline allowing us to market and expand those products through our sales and marketing infrastructure.  In the first half of our fiscal 2009 year, we continued this strategy and recognized increased market penetration and revenue growth in 2008.  Management plans to continue our emphasis on expanded and enhanced marketing and sales in our 2009 fiscal year.  Part of this strategy involves increasing and improving our marketing and sales activities to enhance the market leadership of our key leading products and to increase the sales of other products by expanding our sales force, solidifying our distribution network and expanding our market segment coverage, while increasing our marketing and promotional activities.

        As part of our growth strategy, we will continue our partnership-based research and development efforts to further commercialize and broaden our product pipeline. We currently have 47 drug candidates under the Chinese State Food and Drug Administration (“SFDA”) review and are planning a series of market launches in the next few years from our product pipeline. In the six months of our 2009 fiscal year, we have received approval from the SFDA to produce Laonian Kechuan Tablets (SFDA approval number H2008S02059), Fuke Zhidai Tablets (SFDA approval number Z20083375) and Tongbianling Capsule (SFDA approval number Z20083424).

Laonian Kechuan Tablets are a drug that is used to treat chronic bronchitis. In its review it was noted for its potential abilities to improve male sexual function and female natural function, enhance immunity and the promotion of recovery, and was found to be highly effective with fewer side effects as compared with similar drugs within the present marketplace.

Fuke Zhidai Tablets is a drug that is used to treat abnormal leucorrhea caused by chronic cervicitis, endometritis and endocolpitis. The tablet was also found to potentially alleviate fever and restrain abnormal leucorrhea. The drug was approved by SFDA with a clinical outcome that was noted for minimal side effects and a remarkable outcome during its review.

Tongbianling Capsule is a generic Traditional Chinese Medince (“TCM’).  It is noted for its highly effective treatment in alleviating one-time abdominal distention constipation, bedridden constipation, and elderly chronic constipation.

     An important aspect to supporting our development strategy is recognizing the importance of meeting the demand of our products and increasing our ability to produce and supply our sales infrastructure.  As part of the use of proceeds from our recent private placement financings, we are building production facilities on the vacant land of our current premises to accommodate our growth.  The new production plant project will enhance our overall production capacity by three times with our estimated expenditure of $5 million. The capital required for the expansion of our facilities was sourced from our recent $15.2 million financing completed in January 2008. The planned Gross Floor Areas (ÒGFAÓ) is approximately ten thousand square meters with state- of-the-art equipment. Construction started in July 2008 and operations are planned to begin in January 2009. The new capacity is expected to meet the increasing market demand of our current products and support our new product launches from our product pipeline.

 Management also plans to pursue strategic acquisitions and licensing opportunities as part of our growth strategy in 2009. We plan to selectively pursue strategic acquisition and licensing opportunities to further consolidate our resources and expand our market coverage.  We believe that strategic acquisitions and licensing provide effective means to broaden our product lines, increase our market coverage and complement our research and development capabilities.

 Management believes that our emphasis on further commercializing and broadening our product line coupled with the expansion of our production facility and capacity, enhanced sales and marketing efforts should continue to yield significant increases in revenue in 2009.  Additionally, we believe that our growth and overall market coverage could be approved by certain strategic acquisitions or licensing opportunities.

  Management believes that our emphasis on further commercializing and broadening our product line coupled with the expansion of our production facility and capacity, enhanced sales and marketing efforts should continue to yield significant increases in revenue in 2009.  We further believe the Pharmaceutical Industry could also be a beneficiary of revenue growth as a result of expanded social reform by the recently announced government stimulus plan and that our growth could also be strengthened by strategic acquisitions and/or further licensing opportunities.

Manufacturing, Sales and marketing

We support commercialized products with manufacturing, sales and marketing efforts. We are also moving forward with additional investments to enhance our infrastructure and business, including capital expenditures in new plant and production tools and facilities, improved and advanced information technology systems, and continued post-marketing studies and monitoring studies.

Management continually reviews the business, including manufacturing operations, to identify actions that will enhance long-term competitiveness. By continuously streamlining the management of our production processes and improving the formulations for our drugs, we believe we can recognize greater efficiencies in the productions of our products ultimately reducing both direct and overhead costs in our manufacturing processes.

Competitive environment

The market for pharmaceutical products is competitive. Our operations may be affected by technological advances by competitors, industry consolidation, patents granted to competitors, competitive combination products, new products offered by our competitors, as well as new information provided by other marketed products and/or other post-market studies.

Discussion on Operating Result

The following table shows the results of our business.  All references to the results of operations and financial condition are those of Chengdu Tianyin.

Comparison of results for the six months ended December 31, 2008 and 2007, the three months ended December 31, 2008 and 2007

	Three Months Ended December 31		Six Months Ended December 31
	2008	2007	2008	2007
Revenue	$10,101,869	$7,749,199	$19,663,809	$14,918,692
Cost of revenue	$4,944,980	$4,567,429	$9,627,603	$8,861,258
Gross profit	$5,156,889	$3,181,770	$10,036,206	$6,057,434
Operating expense	$2,595,311	$1,172,062	$5,228,672	$2,200,541
Other income (expense)	$-11,411	$-31,659	$-24,887	$-66,362
Income taxes	$408,827	$291,572	$767,677	$556,646
Net profit (loss)	$2,057,120	$1,652,371	$3,848,112	$3,172,327
Foreign currency translation adjustment	$256,933	$391,115	$346,367	$574,966
Comprehensive income	$2,314,053	$2,043,486	$4,194,479	$3,747,293

Revenue.  Total revenue was approximately US$10.1 million for the three months ended December 31, 2008 as compared to approximately US$7.7 million for the three months ended December 31, 2007, an increase of approximately US$2.35 million or 30%.  Revenue for the six months ended December 31, 2008 was approximately US$19.7 million.  This was an increase of roughly US$4.7 million or 32% as compared to total revenue of US$14.9 million for the six months ended December 31, 2007. The increase in our revenue was materially the result of our recent sales and marketing efforts.  Specifically, our revenue growth was attributable to our sales channel expansion efforts that increased our market penetration of our current products.  Management believes that our emphasis on broadening our product pipeline coupled with our continued sales channel expansions, along with our enhanced sales and marketing efforts and our continued expansion of our production facility should continue to yield increases to our revenue expectations for the remainder of this fiscal year.

Cost of Revenue.  Cost of revenue for the three months ended December 31, 2008 was approximately US$4.9 million or 49% of revenue as compared to US$4.6 million or 59% of revenue for the three months ended December 31, 2007. Cost of revenue for the six months ended December 31, 2008 was approximately US$9.6 million or 49% of revenue as compared to US$8.87 million or 59% of revenue for the six months ended December 31, 2007.  Our cost of revenue is primarily composed of the costs of direct raw materials, labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead.  The decrease in our costs of revenue was materially attributable to our increased production of higher margin products supported by costs savings we realized from improvements that we made in costs controls that reduced both direct and overhead cost in our manufacturing process.  We anticipate further improvements in our cost of revenues as we continue to expand our facilities and realize economies of scale and improve our processes.

Gross profit.  As a result of the above, gross profit for the three months ended December 31, 2008 was approximately 51% as compared to 41% for the three months ended December 31, 2007.

Operating Expenses.  Selling and general and administrative expenses were approximately US$2.6 million for the three months ended December 31, 2008, as compared to approximately US$1.2 million for the three months ended December 31, 2007, an increase of approximately US$1.42 million or 121%.  Selling and general and administrative expenses were approximately US$5.2 million for the six months ended December 31, 2008, as compared to approximately US$2.2 million for the six months ended December 31, 2007, an increase of approximately US$3.03 million or 138%.  The increase was materially a result of the implementaion of our recent sales and marketing strategy that increased our sales payrolls and direct marketing expenses. We anticipate these costs may continue to increase but will be in line with our revenue growth.

Net income.  Net income was approximately US$2.1 million for the three months ended December 31, 2008, as compared to net income of approximately US$1.7 million for the three months ended December 31, 2007, an increase of US$0.4 million or 24%.  Net income was approximately US$3.9 million for the six months ended December 31, 2008, as compared to net income of approximately US$3.2 million for the six months ended December 31, 2007, an increase of US$0.7 million or 21%.  The increase in our net income was materially the result of increases in our revenue along with improved product margins and efficiencies partially offset by increases in sales and marketing costs.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to US$ 256,933 as of December 31, 2008.  The balance sheet amounts with the exception of equity at December 31, 2008 were translated at 6.81663 RMB to 1.00 US dollar as compared to 7.29395 RMB to 1.00 US dollar at December 31, 2007.  The equity accounts were stated at their historical rate.  The average translation rates for the three months ended December 31, 2008, and December 31, 2007 were RMB6.82786 and RMB7.44345, respectively.  The average translation rates applied to income statement accounts for the six months ended December 31, 2008, and December 31, 2007 were RMB6.82920 and RMB7.50626.

Comprehensive Income.  As a result of the above, the comprehensive income, which adds the currency adjustment to Net Income, was US$4.19 million for the six months ended December 31, 2008, as compared to the comprehensive income of US$3.75 million for the six months ended December 31, 2007, an increase of US$0.44 million.

Liquidity and Capital Resources

Discussion of cash flow

	For the six months ended December 31,
	2008	2007
Cash flow from operating activities	3,918,833	2,787,483
Cash flow from investing activities	(2,856,264)	(1,174,075)
Cash flow from financing activities	(512,505)	(923,109)

Operating activities

As of December 31, 2008, we had working capital totaling approximately US$20.8 million, including cash and cash equivalents of US12.7 million.  On January 16, 2008 and January 25, 2008, we completed private financings totaling $15,225,000, with 27 accredited investors (the “January 2008 Financing”). The net proceeds from the January 2008 Financing were approximately $13,7 million.

Net cash generated from operating activities was US$3.9 million for the six months ended December 31, 2008 as compared to US$2.8 million for the same period of 2007. The increase of cash generated from operating activities during the six months ended December 31, 2008 was primarily the result of revenue growth that bring an increase in net income.

Investing activities

Net cash used in investing activities for the six months ended December 31, 2008 and 2007 totaled US$2.9 million and US$1.2 million respectively and related to the acquisition of intangible drug, and property and equipment. The increase of cash used in investing activities during the six months ended December 31, 2008 was mainly due to our increased efforts in new drugs development.

Financing activities

Net cash used in financing activities for the six months ended December 31, 2008 totaled US$0.5 million and mainly related to the repayment of long-term loans. Net cash used in financing activities for the six months ended December 31, 2007 was US$0.9 million and mainly related to the repayment of short-term loans.

Borrowings and Credit Facilities

The bank borrowing balance equals to the credit facilities as of December 31, 2008. The short-term bank borrowings outstanding as of December 31, 2007 and 2008 were US$1.4 million and US$1.4 million which born an average interest rate of 7.56% and 7.881% per annum, respectively, And it was adjusted quarterly according to the loan rate of the people’s bank of china. These loans are borrowed from various financial institutions and represent the maximum amount of each facility. These loans do not contain any financial covenants or restrictions. The borrowings have one year terms and expire at various times throughout the year. These facilities contain no specific renewal terms. The short-term bank borrowings of US$1.4 million as of December 31, 2008 and as of December 31, 2007 were secured by the property and equipment of Chengdu Tianyin.

Stock Repurchase Program

On October 27, 2008, the Board of Directors authorized us to repurchase up to US$3.0 million of its common stock from time to time in the open-market or through privately negotiated transactions. Our original announcement stated that the buyback would be conducted through January 2009, but it shall be conducted through June 30, 2009.

On January 30, 2009, we announced to begin the initial purchase of shares under its previously announced stock repurchase program. These shares will be retired to the treasury while reducing the number of outstanding shares of its common stock. The initial share buyback illustrate our confidence in our long-term growth of  and our commitment to our shareholders and we have made significant progress toward our new production facility.

As of December 31, 2008, we have approximately 15.7 million shares of common stock outstanding and approximately 2.5 million shares are in the public float as of today. With US$12.7 million in net cash and equivalents on December 31, 2008 and positive cash flow, we believe we are adequately funded to meet all of the working capital and capital expenditure plans for 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Tianyin 2008 10-K for disclosures regarding Tianyin’s critical accounting policies and estimates. The interim financial statements follow the same accounting policies and methods of computations as those for the year ended June 30, 2008.  There were no new accounting policies and estimates during the period ended December 31, 2008 which affected us.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable

Item 4T. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the existence of the significant definiciency in our internal control over financial reporting discussed below, our management, including our Chief Executive Officer and Acting Chief Financial Officer, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)	Changes in internal control over financial reporting

 In our Management’s Report on Internal Control Over Financial Reporting included in our Form 10-K for the year ended June 30, 2008, management concluded that our internal control over financial reporting was effective, although it identified a significant deficiency as of June 30, 2008, discussed below. A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

Currently we do not have sufficient in-house expertise in US GAAP reporting.  Instead, we rely very much on the expertise and knowledge of external financial advisors in US GAAP conversion.  External financial advisors have helped prepare and review the consolidated financial statements.  Although we have not identified any material errors with our financial reporting or any material weaknesses with our internal controls, no assurances can be given that there are no such material errors or weaknesses existing.  To remediate this situation, we are seeking to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in US GAAP financial reporting.  In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls.  We plan to work closely with external financial advisors to document the existing financial processes, risk assessment and internal controls systematically.

We believe that the remediation measures we are taking, if effectively implemented and maintained, will remediate the significant deficiency discussed above.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
On December 31, 2008, we issued 223,558 shares of common stock to the investors of our 2008 financings as payment of the quarterly dividend per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock.  The dividend shares were issued to these investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving any public offering.

(b)	Not applicable.

(c)	Not Applicable.

ITEM 3. Defaults upon Senior Securities

(a)	Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did solicit votes from our shareholders during the period covered by this report.  On October 30, 2008 we mailed out a proxy statement soliciting votes to re-elect our Board of Directors at our Annual Shareholder Meeting, which was held on December 9, 2008.  All of our directors were re-elected; the following shows the voting tabulation for such election:

Director Nominee	FOR (# and %)	WITHHELD (# and %)
Dr. Guoqing Jiang	14,701,123 (95%)	0
Prof. Zunjian Zhang, Ph.D	14,701,123 (95%)	0
Professor Jianping Hou, Ph.D	14,701,123 (95%)	0
James T. McCubbin	14,701,123 (95%)	0
Stewart Shiang Lor	14,701,123 (95%)	0

ITEM 5.  OTHER INFORMATION

(a)           Not Applicable

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

Date: February 17, 2009

By: TIANYIN PHARMACEUTICAL CO., INC.

 /s/  Dr. Guoqing Jiang
      Name:  Dr. Guoqing Jiang
      Title:   Chairman, Chief Executive Officer and Acting Chief Accounting Officer