Form 10-Q
period 2009-03-31
TIANYIN PHARMACEUTICAL CO., INC.
filed 2009-05-15
CIK 1362718

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

       [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

As of May 13, 2009, we are authorized to issue up to 50,000,000 shares of Common Stock, par value US$.001 per share and 10,000,000 shares of Series A Preferred Stock, of which 16,421,662 and  8,603,750 respectively are currently issued and outstanding.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets at March 31, 2009 (unaudited) and June 30, 2008	4

Unaudited Consolidated Statements of Operations for the three and nine months ended March 31, 2009 and 2008	5

Unaudited Consolidated Statements of Cash Flows for the nine months ended March 31, 2009 and 2008	6

Unaudited notes to Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis or Plan of Operation	15

Item 3. Quantitative and Qualitative Disclosure About Market Risk	21

Item 4T. Controls and Procedures	22

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 2. Unregistered Sales of Equity Securities And Use Of Proceeds	23

Item 3. Defaults Upon Senior Securities	23

Item 4. Submission Of Matters To A Vote Of Security Holders	23

Item 5. Other Information	24

Item 6. Exhibits	24

PART I- FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Tianyin Pharmaceutical Co., Inc.:

We have reviewed the accompanying consolidated balance sheet of Tianyin Pharmaceutical Co., Inc. and Subsidiaries (the “Company”) as of March 31, 2009, and the related consolidated statements of operations and comprehensive income, and cash flows for the nine months ended March 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company's management.

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

/s/ Patrizio & Zhao, LLC
Patrizio & Zhao LLC

Parsippany, New Jersey
April 28, 2009

Consolidated Balance Sheets

	March 31,	June 30,
	2009	2008
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$10,733,671	$12,057,150
Accounts receivable, net of allowance for doubtful accounts of $90,435
and $90,064 at March 31, 2009 and June 30, 2008, respectively	4,991,353	4,460,406
Inventory	4,666,509	3,555,691
Advance payments	1,188,115	-
Other receivables	415,849	371,815
Other current assets	-	247,139
Total current assets:	21,995,497	20,692,201

Property and equipment, net:	8,292,735	5,758,966

Intangibles, net:	12,646,750	10,307,754

Total assets:	$42,934,982	$36,758,921

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued expenses	$1,266,619	$1,337,682
Short-term bank loans	1,399,075	1,393,345
VAT taxes payable	324,311	277,090
Income taxes payable	380,546	341,214
Payroll taxes payable	9,007	39,939
Dividends payable	-	378,545
Other current liabilities	391,272	142,733
Total current liabilities:	3,770,830	3,910,548

Total liabilities:	3,770,830	3,910,548

Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized,
16,064,428 and 14,738,450 shares issued and outstanding at
March 31, 2009 and June 30, 2008	16,064	14,739
Common stock dividend distributable	217	-
Series A convertible preferred stock, $0.001 par value, 8,744,375 and
9,384,375 shares issued and outstanding at March 31, 2009
and June 30, 2008	8,744	9,384
Additional paid-in capital	19,445,520	18,002,439
Statutory reserve	2,031,451	1,380,806
Treasury stock	(102,737)	-
Retained earnings	14,991,010	10,963,131
Accumulated other comprehensive income	2,773,883	2,477,874
Total stockholders’ equity:	39,164,152	32,848,373

Total liabilities and stockholders' equity:	$42,934,982	$36,758,921

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Sales:	$9,929,301	$9,249,229	$29,593,109	$24,167,921

Cost of sales:	5,069,133	5,123,587	14,696,736	13,984,845

Gross profit:	4,860,168	4,125,642	14,896,373	10,183,076

Operating expenses:
Selling, general and administrative	2,481,188	2,180,161	7,709,861	4,380,702
Research and development	86,495	89,372	253,353	150,930
Total operating expenses:	2,567,683	2,269,533	7,963,214	4,531,632

Income from operations:	2,292,485	1,856,109	6,933,159	5,651,444

Other income (expenses):
Other income	4,874	-	34,682	-
Interest expense	(20,821)	(245,174)	(75,515)	(311,536)
Total other income (expenses):	(15,947)	(245,174)	(40,833)	(311,536)

Income before provision for income tax:	2,276,538	1,610,935	6,892,326	5,339,908

Provision for income tax:	380,521	337,132	1,148,197	893,779

Net income:	1,896,017	1,273,803	5,744,129	4,446,129

Other comprehensive income (loss):
Foreign currency translation adjustment	(50,359)	793,507	296,009	1,368,473

Comprehensive income:	$1,845,658	$2,067,310	$6,040,138	$5,814,602

Basic earnings per share:	$0.10	$0.09	$0.29	$0.33
Diluted earnings per share:	$0.10	$0.05	$0.23	$0.27

Weighted average number of common shares outstanding:
Basic	15,987,334	14,274,783	15,902,618	13,289,072
Diluted	15,987,334	24,455,363	24,980,236	16,707,369

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net Income	$5,744,129	$4,446,129
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	355,933	273,060
Changes in current assets and current liabilities:
Accounts receivable	(512,429)	(535,631)
Inventory	(1,095,822)	(550,711)
Other receivables	628,103	89,183
Other current assets	(940,570)	(2,005,616)
Accounts payable and accrued expenses	(76,119)	(13,158)
VAT taxes payable	46,066	9,280
Income taxes payable	37,915	13,565
Payroll taxes payable	(31,085)	4,254
Other current liabilities	247,867	26,753
Total adjustments:	(1,340,141)	(2,689,021)

Net cash provided by operating activities:	4,403,988	1,757,108

Cash flows from investing activities:
Additions to property and equipment	(57,994)	(276,472)
Additions to intangibles	(2,416,425)	(786,712)
Additions to construction in progress	(2,686,567)	-

Net cash used in investing activities:	(5,160,986)	(1,063,184)

Cash flows from financing activities:
Proceeds from capital contribution	-	9,089,700
Proceeds from (repayment of) bank loans	(512,575)	2,674,873
Repayment of shareholder loans	(102,737)	(143,967)

Net cash provided by (used in) financing activities:	(615,312)	11,620,606

Effect of foreign currency translation on cash:	48,831	685,138

Net increase (decrease) in cash and cash equivalents:	(1,323,479)	12,999,668

Cash and cash equivalents – beginning:	12,057,150	624,390

Cash and cash equivalents – ending:	$10,733,671	$13,624,058

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
March 31, 2009 and 2008
(Unaudited)

Note 1 –Organization and Nature of Business

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

Tianyin Pharmaceutical,Co., Inc’s common stock began trading on the American Stock Exchange (the 'AMEX') under the ticker 'TPI' at market open on Wednesday, October 1, 2008. The AMEX Panel's approval is contingent upon the Company being in direct compliance with the Alternative Listing Standards at the time the Company's common shares begin trading on the AMEX, and may be rescinded if the Company is not in compliance with such standards. Once Tianyin's common shares commence trading on the AMEX, the Company will enjoy all of the same privileges and be subject to all of the same regulations as any other company whose shares are listed on the AMEX, regardless of the Listing Standard used to determine the Company's eligibility.

Note 2 –Summary of Significant Accounting Policies

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

Notes to Consolidated Financial Statements
March 31, 2009 and 2008
(Unaudited)

Note 2 –Summary of Significant Accounting Policies (continued)

Basis Of Presentation (continued)

Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

Interim Financial Statement

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

Note 3– Earnings Per Share

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

	For the three months ended		For the nine months ended
	March 31	March 31	March 31	March 31
	2009	2008	2009	2008

Net income (numerator for diluted income
per share when preferred stock convertible)	$1,896,017	$1,273,803	$5,744,129	$4,446,129

Less: Dividend attributable to preferred
stockholders	346,578	83,197	1,065,603	83,197

Net income attributable to common stockholders (numerator for basic/diluted income per share when preferred stock nonconvertible)	1,549,439	1,190,606	4,678,526	4,362,932

Weighted average common shares
(denominator for basic income per share)	15,987,334	14,274,783	15,902,618	13,289,072

Effect of diluted securities:
Convertible preferred stock	-	9,306,639	9,044,060	3,195,027
Warrants	-	873,941	33,558	223,270

Weighted average common shares
(denominator for diluted income per share)	15,987,334	24,455,363	24,980,236	16,707,369

Basic net income (loss) per share	$0.10	$0.09	$0.29	$0.33
Diluted net income (loss) per share	$0.10	$0.05	$0.23	$0.27

Notes to Consolidated Financial Statements
March 31, 2009 and 2008
(Unaudited)

Note 4– Accounts Receivable

Trade accounts receivable are stated at original invoice amount less allowance for doubtful receivables made based on management’s periodic review of aging of outstanding balances and customer credit history. Allowance for doubtful accounts amounted to $90,435 and $90,064 at March 31, 2009 and June 30, 2008.

Note 5– Inventory

Inventory at March 31, 2009 and June 30, 2008 consists of the following:

	March 31,	June 30,
	2009	2008

Raw materials	$1,308,519	$584,003
Packaging supplies	649,870	1,327,283
Work in process	1,924,334	647,607
Finished goods	783,786	996,798

Total	$4,666,509	$3,555,691

Note 6– Property and Equipment

Property and equipment at March 31, 2009 and June 30, 2008 consists of the following:

	March 31,	June 30,
	2009	2008

Buildings	$5,175,726	$5,154,528
Machinery and equipment	1,200,827	1,138,133
Office equipment and furniture	48,777	48,577
Vehicles	397,340	395,713
Subtotal	6,822,670	6,736,951
Less: Accumulated depreciation	2,023,169	1,780,435
	4,799,501	4,956,516
Add: Construction in progress	3,493,234	802,450
Total	$8,292,735	$5,758,966

Depreciation expense for the three months ended March 31, 2009 and 2008 was $78,107 and $81,715, and for the nine months ended March 31, 2009 and 2008 was $235,332 and $233,248, respectively.

Note 7– Intangible Assets

Intangible assets at March 31, 2009 and 2008 were as follows:

	March 31,	June 30,
	2009	2008

Rights to use land	$1,450,350	$1,444,410
Approved drugs	11,557,033	9,102,351
Intangible assets	13,007,383	10,546,761
Less: accumulated amortization	360,633	239,007

Total	$12,646,750	$10,307,754

Notes to Consolidated Financial Statements
March 31, 2009 and 2008
(Unaudited)

Note 7– Intangible Assets (continued)

Amortization expense for the three months ended March 31, 2009 and 2008 was $40,214 and $26,587, and for the nine months ended March 31, 2009 and 2008 was $120,602 and $39,812, respectively.

Note 8 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31,	June 30,
	2009	2008

Accounts payable	$1,146,367	$1,237,682
Accrued expenses	120,252	100,000

Total	$1,266,619	$1,337,682

The carrying value of accounts payable and accrued expenses approximates fair value due to the short-term nature of these obligations.

Note 9 – Short-Term Bank Loans

Short-term bank loans consist of the following:

	March 31,	June 30,
	2009	2008
On July 11th, 2007, the Company obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by July 10th, 2008.The interest is to be calculated using an annual fixed interest rate of 8.541% and paid
monthly. The loan is secured by the Company’s property and equipment.	$-	$145,900

On July 16th, 2007, the Company obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by July 15th, 2008.The interest is to be calculated using an annual fixed interest rate of 8.541% and paid
monthly. The loan is secured by the Company’s property and equipment.	$-	$145,900

On July 25th, 2007, the Company obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by July 24th, 2008.The interest is to be calculated using an annual fixed interest rate of 8.892% and paid
monthly. The loan is secured by the Company’s property and equipment.	$-	$226,145

On June 23th, 2008, the Company obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by June 23th,2009.The interest is to be calculated using an annual fixed interest rate of 7.881% and paid
monthly. The loan is secured by the Company’s property and equipment.	$879,000	$875,400

On July 11th, 2008, the Company obtained a loan from Agricultural Bank of
China, of which the principal is to be paid in full by June 10th,2009.The interest
is to be calculated using an annual fixed interest rate of 7.881% and paid	$520,075	-
monthly. The loan is secured by the Company’s property and equipment.

Total short-term bank loans	$1,399,075	$1,393,345

Notes to Consolidated Financial Statements
March 31, 2009 and 2008
(Unaudited)

Note 10 – Income Taxes (continued)

Raygere is incorporated in the British Virgin Islands. Under the corporate tax laws of British Virgin Islands, it is not subject to tax on income or capital gain.

The operating subsidiary Chengdu Tianyin is a wholly foreign-owned enterprise incorporated in the PRC and subject to PRC Foreign Enterprise Income Tax (“FEIT”) Law. Chengdu Tianyin is entitled to the preferential tax treatment for Opening Up its production facility in Western China in Sichuan Province. The applicable reduced preferential state EIT rate under this policy is 15% up to December 31, 2010. Accordingly, the effective tax rate for Chengdu Tianyin for the period from its date of incorporation to March 31, 2009 should be 15%.

On March 16, 2007, the National People’s Congress of China enacted a new Corporate Income Tax (“CIT”) law, under which FIEs and domestic companies would be subject to CIT at a uniform rate of 25%. The new CIT law will become effective on January 1, 2008. Currently, the Company do not believe the new CIT law will affect the preferential tax treatments enjoyed by them. Since the Company intend to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of March 31, 2009, the Company has not recorded any withholding tax on the retained earnings of its foreign invested enterprises in China.

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

In July 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company does not recognize any benefits in the financial statements for the nine months ending March 31, 2009.

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

On January 16 and 25, 2008, Tianyin (formerly Viscorp.) completed private financings totaling $15,225,000, with 27 accredited investors (the “January 2008 Financing”). The net proceeds from the financing were approximately $13,697,000. Consummation of the financing was a condition to the completion of the Share Exchange transaction with Raygere and the Raygere Stockholders under the Share Exchange Agreement. The securities offered in the financing were sold pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) by and among Tianyin (formerly Viscorp.), Raygere, the Raygere stockholders, Grandway and the investors named in the Purchase Agreement (collectively, the “Investors”).

Notes to Consolidated Financial Statements
March 31, 2009 and 2008
(Unaudited)

Note 11 – Stockholders’ Equity and Related Financing Agreements (continued)

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

As of June 30, 2008, there were 131,250 shares of Series A Preferred Stock converted to 131,250 shares of Tianyin Common stock. For the three months ended September 2008, there were additional 490,625 shares of Series A Preferred Stock converted to 490,625 shares of Tianyin Common stock. Therefore as of September 30, 2008, there were 621,875 shares of Series A Preferred Stock converted to 490,625 shares of Tianyin Common stock.

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

On September 30, 2008, the Company recorded $361,497 as dividends to the investors of the Company’s January 2008 financings, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. This resolution was approved by the Company’s Board and the Company decided to issue common stock to those investors in lieu of cash.

Notes to Consolidated Financial Statements
March 31, 2009 and 2008
(Unaudited)

Note 11 – Stockholders’ Equity and Related Financing Agreements (continued)

On October 29, 2008, the Company issued 225,932 shares of common stock, representing the FY 2009 first quarter dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock.

On December 31, 2008, the Company recorded $357,694 as dividends to the investors of the Company’s January 2008 financings, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. This resolution was approved by the Company’s Board and the Company decided issue common stock to those investors in lieu of cash.

On January 5, 2009, the Company issued 223,558 shares of common stock, representing the FY 2009 second quarter dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock.

On March 31, 2009, the Company recorded $346,578 as dividends to the investors of the Company’s January 2008 financings, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. This resolution was approved by the Company’s Board and the Company decided to issue common stock to those investors in lieu of cash.

Note 12 – Employee Welfare Plan

The Company has established an employee welfare plan in accordance with Chinese laws and regulations. Full-time employees of the Group in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. PRC labor regulations require the Group to accrue for these benefits based on certain percentage of the employees’ salaries. The total contribution for such employee benefits was $114,157 and $101,006 for the nine months ended March 31, 2009 and 2008, respectively.

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

Allocations to the discretionary surplus reserve were approved in the shareholders’ general meeting. The Company provided a reserve for the welfare fund $ 650,645 and $ 444,612 for the nine months ended March 31, 2009 and 2008, respectively.

Notes to Consolidated Financial Statements
March 31, 2009 and 2008
(Unaudited)

Note 14 – Risk Factors

For the nine months ended March 31, 2009, three major vendors accounted for approximately 44% of the Company’s raw materials, while for the nine months ended March 31, 2008, three major vendors accounted for approximately 36.4% of the Company’s raw materials. Total purchases from these vendors were $7,331,047 and $5,690,098 for the nine months ended March 31, 2009 and 2008, respectively.

Five major customers accounted for 16% and 45% of the net revenue for the nine months ended March 31, 2009 and 2008. Total sales to these customers were $5,495,387 and $10,887,822, for the nine months ended March 31, 2009 and 2008, respectively.

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

Note 16 – Supplemental Cash Flow Disclosures

The following is supplemental information relating to the consolidated statements of cash flows:

	Nine months ended March 31,
	2009	2008

Cash paid for interest	$75,515	$311,536
Cash paid for income taxes	$1,110,282	$893,779

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

Note 18 – Treasury Stock

On October 27, 2008, the board of directors approved the stock repurchase program and authorized the repurchase of up to three (3) million shares of the Company’s common stock on the open market or through privately negotiated transactions. During the quarter ended March 31, 2009, the Company repurchased 79,285 shares at an aggregate cost of $102,518.  The purpose of the repurchase program was to reduce the number of shares outstanding and thus increasing the price of remaining shares.

Note 19 - Subsequent Events

On April 14, 2009, the company announced that its Series A Preferred shareholders approved an annual cash dividend of $0.10 per common share that will be paid quarterly for each quarter of this fiscal year. The initial dividend of $.025 will be paid to common shareholders of record on April 30, 2009, with the actual distribution occurring on or about June 10, 2009. The cash dividend will be paid solely to common stockholders and will not be paid on shares owned by management, advisors or other inside shareholders, all of whom have agreed to waive receipt of the dividend.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Chengdu Tianyin for the nine months ended March 31, 2009 and 2008 and should be read in conjunction with such financial statements and related notes included in this report.

Overview

We are engaged primarily in the development, manufacturing, marketing and sale of modernized traditional Chinese medicines and other pharmaceuticals in China. We currently manufacture and market a comprehensive portfolio of 39 products, 22 of which are listed in the highly selective National Medicine Catalog of the National Medical Insurance program.  We have an extensive product pipeline of 40 products which are pending regulatory approvals with the China State Food and Drug Administration.

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

Competitive Environment

The market for pharmaceutical products is highly competitive. Our operations may be affected by technological advances by competitors, industry consolidation, patents granted to competitors, competitive combination products, new products offered by our competitors, as well as new information provided by other marketed products and/or other post-market studies.

Development and Growth Strategy

The cornerstone of our business development strategy relies upon our partnership-based research and development efforts that support our ability to commercialize, produce, and broaden our product pipeline allowing us to market and expand those products through our sales and marketing infrastructure.  In the first nine months of our fiscal 2009 year, we continued this strategy and recognized increased market penetration and revenue growth over our 2008 fiscal year. Management plans to continue our emphasis on expanded and enhanced marketing and sales in our 2009 fiscal year and beyond.  Part of this strategy involves increasing and improving our marketing and sales activities to enhance the market leadership of our key leading products and to increase the sales of other products by expanding our sales force, solidifying our distribution network and expanding our market segment coverage, while increasing our marketing and promotional activities.

As part of our continuing growth strategy, we will continue our partnership-based research and development efforts to further commercialize and broaden our product pipeline. During the quarter we have made significant process with our new product development.  We currently have 40 drug candidates under the Chinese State Food and Drug Administration (SFDA) (“SFDA”) review and are planning a series of market launches in the next few years from our product pipeline. In the nine months of our 2009 fiscal year, we have received approval from the SFDA to produce ten new products, including seven of which were awarded during the first quarter of 2009.  These newly approved products include:

1. Laonian Kechuan Tablets (SFDA approval number H2008S02059) are used to treat chronic bronchitis. In its review it was noted for its potential abilities to improve male sexual function and female natural function, enhance immunity and the promotion of recovery, and was found to be highly effective with fewer side effects as compared with similar drugs that are currently in the marketplace.

2. Fuke Zhidai Tablets (SFDA approval number Z20083375) are used to treat abnormal leucorrhea caused by chronic cervicitis, endometritis and endocolpitis. The tablet was also found to potentially alleviate fever and restrain abnormal leucorrhea. The drug was approved by SFDA with a clinical outcome that was noted for minimal side effects and a remarkable outcome during its review.

3. Tongbianling Capsule (SFDA approval number Z20083424) are generic Traditional Chinese Medicine which is noted for its highly effective treatment in alleviating one-time abdominal distention constipation, bedridden constipation, and elderly chronic constipation.

4. Baotailing Tablets (SFDA approval numberZ20093087)  are generic Traditional Chinese Medicine which is used to give supplement to kidney and provide the protection to fetus. In addition, this medicine can be used to treat threatened abortion, habitual abortion and infertility caused by abortion.

5. Duyiwei Dispersible Tablets (SFDA approval number Z20090239) can be used for relief the pain caused by the surgical operations. This drug also can be used to treat bleeding, fracture and dysmenorrhea.

6.  Compound Dantong Capsules (SFDA approval number Z20093012) are generic Traditional Chinese Medicine which is suitable to treat acute and chronic cholecystitis, cholangitis and concurrent infection of Biliary Calculi. In addition, this drug Also can treat postcholecystectomy syndrome.

7. Mycophenolate Mofetil Capsule(SFDA approval number H20080819) treat the reject reaction during the homogeneous kidney transplantation, and treat refractory reject reaction. In addition, this drug can be used with ciclosporin and cortin at the same time.

8. Tongqiao Biyan Tablets(SFDA approval number Z20093063) are generic Traditional Chinese Medicine that is able to treat snuffle and snivel, relief the sore pain of forehead. In addition, this drug is suitable to treat chronic rhinitis, allergic rhinitis and nasosinusitis.

9. Child Qingrezhike Oral Liquid(SFDA approval number Z20093060) treats children rheum and cough.  In addition, it can provide relief from pain caused by laryngopharynx.

10. Yiqing Capsules(SFDA approval number Z20093084) are generic Traditional Chinese Medicine that are able to treat pain of the throat and gums, pharyngitis and tonsillitis.

Descriptions of the function of the above products are as follows:

An important aspect to support our growth strategy is recognizing  the importance of the marketing of our products and increasing our ability to produce and supply our sales infrastructure.  As part of the use of proceeds from our private placement financing last year, we are building production facilities on the vacant land of our current premises to accommodate our growth.  The new production plant project will enhance our overall production capacity by 3 times with an estimated expenditure of $5 million. The capital required for the expansion of our facilities was sourced from our recent $15.2 million financing completed in January 2008. The planned Gross Floor Area (GFA) is about ten thousand square meters with state-of-the-art manufacturing equipment. Construction started in July 2008 and operations are planned to commence in May 2009. The new capacity is expected to be able to meet the increasing market demand for our current products and support our new product launches from our product pipeline. By the end of March 2009, we had almost completed construction of new plant. Installation of the new manufacturing was almost competed and we were beginning to prepare for the initial GMP testing.

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

Management believes that our emphasis on further commercializing and broadening our product line coupled with the expansion of our production facility and capacity, enhanced sales and marketing efforts should continue to yield significant increases in revenue in 2009 and beyond. Additionally, we believe that our growth and overall market coverage could be further improved by certain strategic acquisitions or licensing opportunities. Additionally, we believe the Pharmaceutical Industry could benefit from the expanded social reform which is part of the recently announced government stimulus plan.

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

Comparison of results for the nine months ended March 31, 2009 and 2008, the three months ended March 31, 2009 and 2008

	Three Months Ended March 31		Nine Months Ended March 31
	2009	2008	2009	2008
Revenue	$9,929,301	$9,249,229	$29,593,109	$24,167,921
Cost of revenue	$5,069,133	$5,123,587	$14,696,736	$13,984,845
Gross profit	$4,860,168	$4,125,642	$14,896,373	$10,183,076
Total expense	$2,567,683	$2,269,533	$7,963,214	$4,531,632
Other income (expense)	$(15,947)	$(245,174)	$(40,833)	$(311,536)
Income taxes	$380,521	$337,132	$1,148,197	$893,779
Net profit (loss)	$1,896,017	$1,273,803	$5,744,129	$4,446,129
Foreign currency translation adjustment	$(50,359)	$793,507	$296,009	$1,368,473
Comprehensive income	$1,845,658	$2,067,310	$6,040,138	$5,814,602

Revenue.  Total revenue were approximately US$9.9 million for the three months ended March 31, 2009 as compared to approximately US$9.2 million for the three months ended March 31, 2008, an increase of approximately US$0.7 million or 7%.  During the three months ended March 31, 2009, our revenue did not grow as quickly as originally expected to  “bottleneck” issues with our manufacturing facility.  Additionally, certain  adjustments to our product mix took longer than expected to launch.  Revenue for the nine months ended March 31, 2009 was approximately US$29.6 million.  This was an increase of roughly US$5.4 million or 22% as compared to total revenue of US$24.2 million for the nine months ended March 31, 2008. The increase in our revenue was primarily the result of our recent sales and marketing efforts.  Specifically, our revenue growth was attributable to our sales channel expansion efforts that increased our market penetration of our current products.  Once  our new manufacturing facility commences operation in May, we expect to completely resolve  the production “bottleneck” issues.  Additionally, we expect to begin seeing additional revenue growth due to the previously mentioned improvement to our product mix.  As a result, management believes that our emphasis on broadening our product pipeline coupled with our continued sales channel expansions, along with our enhanced sales and marketing efforts and our continued expansion of our production facility should continue to yield increases to our revenue expectations for the remainder of this fiscal year and beyond.

Cost of Revenue.  Cost of revenue for the three months ended March 31, 2009 was approximately US$5.1 million or 51% of revenue as compared to US$5.1 million or 55% of revenue for the three months ended March 31, 2008. Cost of revenue for the nine months ended March 31, 2009 was approximately US$14.7 million or 50% of revenue as compared to US$14.0 million or 58% of revenue for the nine months ended March 31, 2008. Our cost of revenue is primarily composed of the costs of direct raw materials, labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The increase of the gross profit margin was mainly due to the optimization of product portfolio with higher gross profit margin, enhanced cost control through the saving of material consumption and manufacturing overhead, and production method improvement. We anticipate further improvements in our cost of revenues as we continue to expand our capacities and optimization of our production processes and product mix.

Gross Profit.  As a result of the above, gross profit for the three months ended March 31, 2009 was approximately 49% as compared to 45% for the three months ended March 31, 2008. Gross profit for the nine months ended March 31, 2009 was approximately 50% as compared to 42% for the nine months ended March 31, 2008.

Operating Expenses.  Selling, general and administrative and research and development expenses were approximately US$2.6 million for the three months ended March 31, 2009, as compared to approximately US$2.3 million for the three months ended March 31, 2008, an increase of approximately US$0.3 million or 13%.  Selling, general and administrative and research and development expenses were approximately US$7.9 million for the nine months ended March 31, 2009, as compared to approximately US$4.5 million for the nine months ended March 31, 2008, an increase of approximately US$3.4 million or 76%.  The increase was primarily a result of the implementation of our recent sales and marketing strategy that increased our sales payrolls and direct marketing expenses. We anticipate these costs may continue to increase but will be in line with our revenue growth.

Net Income.  Net income was approximately US$1.9 million for the three months ended March 31, 2009, as compared to net income of approximately US$1.3 million for the three months ended March 31, 2008, an increase of US$0.6 million or 49%.  Net income was approximately US$5.7 million for the nine months ended March 31, 2009, as compared to net income of approximately US$4.4 million for the six months ended March 31, 2008, an increase of US$1.3 million or 29%.  The increase in our net income was primarily the result of increases in our revenue along with improved product margins.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to US$ 296,009 as of March 31, 2009.  The balance sheet amounts with the exception of equity at March 31, 2009 were translated at 6.82560 RMB to 1.00 US dollar as compared to 7.00220 RMB to 1.00 US dollar at March 31, 2008.  The equity accounts were stated at their historical rate.  The average translation rates for the three months ended March 31, 2009, and March 31, 2008 were RMB6.84659 and RMB7.17568, respectively.  The average translation rates applied to income statement accounts for the nine months ended March 31, 2009, and March 31, 2008 were RMB6.82827 and RMB7.39687.

Comprehensive Income.  As a result of the above, the comprehensive income, which adds the currency adjustment to net income, was US$6.0 million for the nine months ended March 31, 2009, as compared to the comprehensive income of US$5.8 million for the nine months ended March 31, 2008, an increase of US$0.2 million.

Liquidity and Capital Resources

Discussion of cash flow

	For the nine months ended March 31,
	2009	2008
Cash flow from operating activities	4,403,988	1,757,108
Cash flow from investing activities	(5,160,986)	(1,063,184)
Cash flow from financing activities	(615,312)	11,620,606

Operating activities

As of March 31, 2009, we had working capital totaling approximately US$18.2 million, including cash and cash equivalents of US10.7 million.  On January 16, 2008 and January 25, 2008, we completed private financings totaling $15,225,000, with 27 accredited investors (the “January 2008 Financing”). The net proceeds from the January 2008 Financing were approximately $13.7 million.

Net cash generated from operating activities was US$4.4 million for the nine months ended March 31, 2009 as compared to US$1.8 million for the same period of 2008. The increase of cash generated from operating activities during the nine months ended March 31, 2009 was primarily the result of revenue growth that brought a significant increase in net income.

Investing activities

Net cash used in investing activities for the nine months ended March 31, 2009 and 2008 totaled US$5.2 million and US$1.1 million respectively and related to the acquisition of intangible drug, and property and equipment. The increase of cash used in investing activities during the nine months ended March 31, 2009 was mainly due to our increased efforts in new drugs development. Additionally, during the three months ended March 2009, we invested $2.7 million in the construction of our new plant.

Financing activities

Net cash used in financing activities for the nine months ended March 31, 2009 totaled US$0.6 million and mainly related to the repayment of long-term bank loans and stock bought back. Net cash generated from financing activities for the nine months ended March 31, 2008 was US$11.6 million and mainly related to the proceeds from capital contribution.

Borrowings and Credit Facilities

The bank borrowing balance equals to the credit facilities as of March 31, 2009. The short-term bank borrowings outstanding as of March 31, 2009 and 2008 were US$1.4 million and US$1.4 million which born an average interest rate of 7.56% and 7.88% per annum, respectively, And it was adjusted quarterly according to the loan rate of the people’s bank of china. These loans are borrowed from various financial institutions and represent the maximum amount of each facility. These loans do not contain any financial covenants or restrictions. The borrowings have one year terms and expire at various times throughout the year. These facilities contain no specific renewal terms. The short-term bank borrowings of US$1.4 million as of March 31, 2009 and as of March 31, 2008 were secured by the property and equipment of Chengdu Tianyin.

Stock Repurchase Program

On October 27, 2008, the Board of Directors authorized the Company to repurchase up to US$3.0 million of its common stock from time to time in the open-market or through privately negotiated transactions. The Company's original announcement stated that the buyback would be conducted through January 2009, but it shall be conducted through June 30, 2009.

On January 30, 2009, we announced to begin the initial purchase of shares under its previously announced stock repurchase program. These shares will be retired to the treasury while reducing the number of outstanding shares of its common stock or sold out wholly or partially when market turns better. The initial share buyback illustrate our confidence in the long-term growth of the company and our commitment to our shareholders and we have made significant progress toward our new production facility.

As of March 31, 2009, the Company has approximately 16.0 million shares of common stock outstanding and approximately 2.5 million shares are in the public float as of today and totaled 79,285 shares have been bought back at prevailing market prices and the repurchase activities are still continuing. With US$10.7 million in net cash and equivalents on March 31, 2009 and positive cash flow, we believe the Company is adequately funded to meet all of the working capital and capital expenditure plans for 2009.

Cash Dividend

On March 26, we announced that the Board of Directors declared an annual cash dividend of $0.10 per common share that will be paid quarterly. The initial dividend of $.025 will be paid to common shareholders of record on April 30, 2009, with the actual distribution occurring on or about June 10, 2009. The cash dividend will be paid solely to common stockholders and will not be paid on shares owned by management, advisors or other inside shareholders, all of whom have agreed to waive receipt of the dividend.  The majority of the Company's Series A Preferred Shareholders have approved the cash dividend as of April 14.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Tianyin 2009 10-K for disclosures regarding Tianyin’s critical accounting policies and estimates. The interim financial statements follow the same accounting policies and methods of computations as those for the year ended June 30, 2008.  There were no new accounting policies and estimates during the period ended March 31, 2009 which affected the Company.

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

(b)	Changes in internal control over financial reporting

 In our Management’s Report on Internal Control Over Financial Reporting included in our Form 10-K for the year ended June 30, 2008, management concluded that our internal control over financial reporting was effective. Management did however  identify a significant deficiency as of June 30, 2008, as discussed below. A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

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

ITEM 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

(a)
On March 31, 2009, we issued 216,610shares of common stock to the investors of our 2009 financings as payment of the quarterly dividend per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock.  The dividend shares were issued to these investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving any public offering.

(b)	Not applicable.

(c)	During the quarter ended March 31, 2009, we repurchased 79,285 shares at an aggregate cost of $102,518.

	Issuer Purchases of Equity Securities (1)
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c ) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2009—January 31, 2009	11,400	1.34	11,400	2,988,600
February 1, 2009—February 28,2009	47,285	1.32	47,285	2,941,315
March 1, 2009—March 31, 2009	20,600	1.20	20,600	2,920,715
Total	79,285		79,285	2,920,715

(1)
On October 27, 2008, the board of directors approved the stock repurchase program and authorized the repurchase of up to three million shares of our common stock on the open market or through privately negotiated transactions. On January 30, 2009, we announced that we began the initial purchase of shares under this plan.  Although we originally announced that the buyback would be conducted through January 2009, we are able to conduct it through June 30, 2009, although the board reserved the right to terminate the buyback prior thereto or prior to its repurchase of all three million shares.

ITEM 3.                     Defaults upon Senior Securities

(a)	Not Applicable.

(b)	Not Applicable.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In April 2009,  a majority of our Preferred shareholders approved a cash dividend of $0.10 per common share that will be paid quarterly to our common stock shareholders during the next twelve month period. The initial dividend of $.025 will be paid to shareholders of record on April 30, 2009, with the actual distribution occurring on June 10, 2009.

 ITEM 5.                OTHER INFORMATION

(a)           Not Applicable

ITEM 6.                EXHIBITS

(a) The following exhibits are filed as part of this report.

Exhibit No.	Document
3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed on September 29, 2008).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed on September 29, 2008).

31.1	Certification of Chief Executive Officer required by Rule 13a-14/15d-14(a) under the Exchange Act

31.2	Certification of Acting Chief Accounting Officer required by Rule 13a-14/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Acting Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 15, 2009

By: TIANYIN PHARMACEUTICAL CO., INC.

 /s/  Dr. Guoqing Jiang
      Name:  Dr. Guoqing Jiang
      Title:   Chairman, Chief Executive Officer and Acting Chief Accounting Officer