Form 10-K
period 2009-06-30
TIANYIN PHARMACEUTICAL CO., INC.
filed 2009-09-24
CIK 1362718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

|X| ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2009

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER:

TIANYIN PHARMACEUTICAL CO., INC.
(formerly VISCORP, INC.)
 (Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification or Organization No.)

23rd Floor, Unionsun Yangkuo PlazaNo.2, Block 3, Renmin Road South, Chengdu,
610041 P. R. China
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

Large accelerated filer |_|	Accelerated Filer |_|
Non-accelerated filer |_|	Smaller reporting company | X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes |_|No |X|

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2009 (the last business day of the Registrant’s most recently completed fiscal year) was approximately $12,950,000.

The number of outstanding shares of the Registrant’s Common Stock as of the close of business on September 22, 2009 was 23,372,807 and 2,802,500 shares of Series A Preferred Stock.

TIANYIN PHARMACEUTICAL CO., INC
FORM 10-K INDEX

PART I

ITEM 1.                      DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

Tianyin Pharmaceutical Co., Inc (“Company” or “the Company”, together with its subsidiaries, herein referred to as “we” “us” and “our”) is a pharmaceutical company and through our indirect wholly-owned subsidiary Chengdu Tianyin Pharmaceutical Co., Ltd., a corporation organized and existing under the laws of the People’s Republic of China (“Chengdu Tianyin”), we are engaged primarily in the development, manufacturing, marketing and sale of modernized traditional Chinese medicines and other pharmaceuticals in China.  We currently manufacture a comprehensive portfolio of 39 products, 22 of which are listed in the highly selective National Medicine Catalog of the National Medical Insurance program.  We have an extensive product pipeline of 17 products, which are pending regulatory approvals with the China State Food and Drug Administration.

Tianyin Pharmaceutical Co., Inc, formerly called Viscorp, Inc., was originally formed as a limited liability company under the laws of the State of Delaware on August 20, 2002. In March 2006, Tianyin changed its status from an LLC to a corporation registered in the State of Delaware. Prior to the Share Exchange transaction described below, Tianyin operated as a developer and retailer of software for optometrists.  However, Tianyin did not generate any significant revenue and determined to pursue an acquisition strategy, whereby it sought to acquire a business with a history of operating revenues in markets that provide room for growth. Immediately prior to the Share Exchange under which we acquired Chengdu Tianyin, Viscorp sold all of its assets (consisting solely of the software it had developed) to Charles Driscoll for $100.00.

The common stock of Tianyin currently trades on the NYSE Euronext (formerly the American Stock Exchange) under the symbol “TPI.”

CHENGDU TIANYIN

Chengdu Tianyin is located in Chengdu, Sichuan Province of the PRC that operates our business. Established in 1994, the current management of Chengdu Tianyin and principal executive officers of Tianyin acquired 100% of the equity interests of Chengdu Tianyin in 2003.  Chengdu Tianyin has experienced significant growth in its business in recent years.  Its total net revenue and net income reached approximately US$42.89 million and US$ 7.91 million respectively for the fiscal year ended June 30, 2009, up from US$33.46 million and US$5.97 million respectively for the fiscal year ended June 30, 2008.

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

In connection with our name change, we received a new trading symbol and cusip number. Effective March 11, 2008, we were trading on the Over the Counter Bulletin Board under the symbol “TYNP”; our new cusip number is 88630M104.

In September 2008, we applied to trade on the American Stock Exchange.  On September 24, 2008 we received notice that our common shares were approved for listing on the American Stock Exchange (the "AMEX"); accordingly, such shares began trading on the AMEX on October 3, 2008 under the ticker symbol “TPI.”  Since our common shares have been trading on the AMEX, we have enjoyed all of the same privileges and have been subject to all of the same regulations every other company whose shares are listed on the AMEX.

THE FINANCING

On January 16, 2008 and January 25, 2008, we completed private financings totaling $15,225,000, with 27 accredited investors (the “January 2008 Financing”).  The net proceeds from the January 2008 Financing were approximately $13,697,000.  Consummation of the January 2008 Financing was a condition to the completion of the Share Exchange transaction with Raygere and the Raygere Stockholders under the Share Exchange.  The securities offered in the January 2008 Financing were sold pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) by and among the Company, Raygere, the Raygere stockholders, Grandway and the investors named in the Purchase Agreement (collectively, the “Investors”). In accordance with the Purchase Agreement, we issued a total of 152.25 Units of securities consisting of:

•           an aggregate of $15,225,000 principal amount of our 10% convertible exchangeable notes due on or before June 30, 2009 (the “Notes”),

•           five (5) year warrants to purchase 4,757,814 shares of our Common Stock, $0.001 par value per share at an initial exercise price of $2.50 per share (the “Class A Warrants”), and

•           seven (7) year warrants to purchase 4,757,814 shares of our Common Stock at an initial exercise price of $3.00 per share (the “Class B Warrants” and together with the Class A Warrants, the “Warrants”).  The exercise prices of the Warrants are subject to weighted average and other anti-dilution adjustments.

Pursuant to the terms of the Purchase Agreement, the $15,225,000 of Notes automatically converted into an aggregate of 9,515,625 shares of our Series A convertible preferred stock, par value 0.001 per share (the “Series A Preferred Stock”) on March 11, 2008, the effective date of the authorization and designation of such class.  As issued, the Series A Preferred Stock:

•           pays an annual 10% dividend, payable at our option either in cash or (if such shares have been registered for resale under the Securities Act of 1933, as amended) in additional shares of the Company’s common stock valued at $1.60 per share;

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

We currently manufacture and market a comprehensive portfolio of 39 modernized TCM and 7 generic western medicines designed to address large market opportunities; 22 of which are listed in the National Medicine Catalog of the National Medical Insurance Program, a government-administered medical insurance and reimbursement program. We have an extensive product pipeline of 17 products pending SFDA regulatory approvals. During fiscal 2008, we won official government tenders for our proprietary Ginkgo Mihuan Oral Liquid in Liaoning, Guangxi, Yunnan, and Shanxi province in China and signed over 60 new distribution agreements with a total of 15 regional distributors, including both new and previously contracted distributors.  Additionally, we received approvals from the Chinese State Food and Drug Administration (SFDA) to produce Azithromycin Dispersible Tablets and Simvastatin Tablets. During the first nine months of fiscal 2009, Tianjin received ten new approvals from the SFDA to produce Laonian Kechuan Tablet (SFDA approval number H2008S02059), Fuke Zhidai Tablet (SFDA approval number Z20083375), Tongbianling Capsule (SFDA approval number Z20083424), Baotailing Tablets (SFDA approval numberZ20093087), Duyiwei Dispersible Tablets (SFDA approval number Z20090239), Compound Dantong Capsules (SFDA approval number Z20093012), Mycophenolate Mofetil Capsule(SFDA approval number H20080819), Tongqiao Biyan Tablets(SFDA approval number Z20093063), Child Qingrezhike Oral Liquid(SFDA approval number Z20093060), Yiqing Capsules(SFDA approval number Z20093084). In addition, Tianyin currently has 17 drug candidates under the Chinese State Food and Drug Administration (SFDA) (“SFDA”) review.
Our products are intended to address significant medical needs in the therapeutic areas spanning internal medicines, gynecology, hepatology, otolaryngology, urology, neurology, gastroenterology, orthopedics, dermatology, pediatrics, among others.    A list of our products is presented below:

NO.	PRODUCT	CATEGORY	SFDA DRUG REG. NO.	INDICATIONS
1	Tongbianling Capsule	Internal Medicine	Z20083424	One-time abdominal distention constipation, bedridden constipation, and elderly chronic constipation
2	Compound Dantong Capsules	Internal Medicine	Z20093012	Acute and chronic cholecystitis, cholangitis and concurrent infection of Biliary Calculi
3	Yiqing Capsules	Internal Medicine	Z20093084	Pain of the throat and gums, pharyngitis and tonsillitis
4	Qingrejiedu Oral Liquid	Internal Medicine	Z51020066	Inflammation, fever, cold, upper respiratory infection
5	Ginkgo Mihuan Oral Liquid	Internal Medicine	H20013079	Coronary heart diseases, myocardial infarction
6	Yupingfeng Oral Liquid	Internal Medicine	Z20003099	Boost of energy and immune system, strengthening of physical body
7	Qijudihuang Oral Liquid	Internal Medicine	Z20023391	Improvement on liver function
8	Fukangbao Oral Liquid	Gynecology	Z10983056	Anemia, irregular menstrual cycle

9	Benorylate Granules	Internal Medicine	H10970068	Rheumatoid arthritis
10	Yuelian Chongcao Oral Solution	Internal Medicine	B20020680	Improvement on kidney function, boost of body energy
11	Radix Sophorae Flavescentis Vaginal Effervescent Tablets	Gynecology	Z20050184	Cervical erosion
12	Qianggan Syrup	Hepatology	Z20054224	Chronic hepatitis, early liver cirrhosis, fatty liver disease
13	Levofloxacin Hydrochloride Tablets	Internal Medicine	H20066521	Anti bacterial infection
14	Hugan Tablets	Hepatology	Z20063054	Chronic hepatitis, early liver cirrhosis
15	Qianglipipa Oral Liquid	Otolaryngology	Z20063046	Suppressing cough, mucus clearance, bronchitis
16	Ganoderma Lucidum Capsules	Neurology	Z20063833	Insomnia, neurasthenia, amnesia
17	Yishengling Granules	Internal Medicine	Z20063841	Improvement of kidney function and sperm counts, impotence
18	Qianbobiyan Tablets	Otolaryngology	Z20063837	Inflammation, chronic and acute rhinitis
19	Dabaidu Capsules	Urology	Z20055092	Inflammatory symptoms of STD’s, e.g. syphilis
20	Huganning Tablets	Hepatology	Z20054697	Chronic and acute hepatitis
21	Yanlixiao Capsules	Internal Medicine	Z20064158	Anti-inflammatory, bacterial infectious diseases
22	Kanggu Zengsheng Tablets	Orthopedics	Z20063875	Bone hyperplasia, neck pain, ankylosing spondylitis
23	Baoxinning Capsules	Internal Medicine	Z20063957	Angina, coronary heart diseases, arrhythmia
24	Danqi Tablets	Gynecology	Z20064032	Relieve menstrual cramps and other symptoms
25	Chuanxinlian Capsules	Internal Medicine	Z20063437	Anti-inflammation, fever, cough, diarrhea, mouth ulcers
26	Weikangling Capsules	Gastroenterology	Z20064060	Gastric and duodenal ulcer, acute and chronic gastritis
27	Yinhuang Capsules	Otolaryngology	Z20063462	Upper respiratory tract infection, tonsillitis, pharyngitis
28	Kudancao Tablets	Otolaryngology	Z20064050	Relieve inflammatory symptoms of laryngopharyngitis
29	Tianqitongjing Capsules	Gynecology	Z20063645	Relieve symptoms of menstrual cramps
30	Jiangtangning Capsules	Internal Medicine	Z20063813	Relieve symptoms of diabetes
31	Xiaoyanlidan Tablets	Hepatology	Z20063864	Relieve symptoms of acute cholangtis and cholecystitis.
32	Yankening Tablets	Internal Medicine	Z20063847	Acute tonsillitis, bacterial pneumonia, urinary tract infections
33	Yanyan Tablets	Otolaryngology	Z20064406	Relieve symptoms of chronic pharyngitis
34	Qianlieshule Capsules	Urology	Z20060030	Relieve symptoms of chronic prostatitis
35	Shushenling Capsules	Neurology	Z20063557	Neurasthenia, manopause syndrome
36	Huangbo Capsules	Internal Medicine	Z20063156	Anti-inflammatory, diarrhea, jaundice, nocturnal emission
37	Yinqiao Shangfeng Capsules	Internal Medicine	Z20003100	Relieve inflammatory symptoms of laryngopharyngitis and fever
38	Simvastatin Tablets	Internal Medicine	H20083478	Hypercholesterolemia, Coronary Heart Disease.
39	Azithromycin Dispersible Tablets	Internal Medicine	H20074145 / H20074143	Upper and lower respiratory tract infections and other bacterial infections in skins and reproductive system

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

The national medicine catalog of the National Medical Insurance Program provides guidance on which prescription and OTC medicines are included in the program and to what extent the purchases of these medicines are reimbursable.  The implementation of the National Medical Insurance Program is delegated to provincial governments, each of which has established its own medicine catalog. National catalog medicines are divided into Tier 1 and Tier 2 medicines.  A program participant can be reimbursed for the full cost of a Tier 1 medicine and for 80-90% of the cost of a Tier 2 medicine if the tier under which a medicine falls is confirmed by the provincial medicine catalog of a province where the participant resides. A provincial government is required to include all Tier 1 medicines listed in the national medicine catalog in its provincial medicine catalog, but may use its discretion based on its own selection criteria to add other medicines to, or exclude Tier 2 medicines listed in the national medicine catalog from, its provincial medicine catalog, so long as the combined number of the medicines added and excluded does not exceed 15% of the number of the Tier 2 medicines. In addition, a provincial government may use its discretion to upgrade a nationally classified Tier 2 medicine to Tier 1 in its provincial medicine catalog, but may not downgrade a nationally classified Tier 1 medicine to Tier 2. Inclusion of a medicine in the national and provincial medicine catalogs is based on a number of factors, including price and efficacy.  For purchases of provincial catalog medicines to be reimbursable under the program, these medicines must be purchased from hospitals or retail pharmacies authorized under the National Medical Insurance Program.  We understand that almost all state-owned hospitals are designated as authorized hospitals under the National Medical Insurance Program.  We believe that inclusion of a medicine in a provincial medicine catalog can substantially improve sales of the medicine in the respective Chinese province because:

●	The eligibility for reimbursement makes this medicine more affordable to program participants; and

●	The inclusion enhances public perception that the medicine is safe and reliable because the inclusion process requires additional examination and testing of the medicine.

As stated above, we have 22 products that are currently included in the national medicine catalog of the National Medical Insurance Program.

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

During fiscal year ended June 30, 2009, the majority of our sales were conducted through a limited number of regional distributors who subsequently sold our products to hospitals, clinics, and pharmacies.  We are planning to expand our distributor base and believe that the number of our regional distributors will increase substantially in the next few years.

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

We believe we are strongly positioned to become one of the leading companies in the TCM industry in China by leveraging our competitive strengths:

●    We are an emerging market leader with 39 current products and an extensive pipeline of 22 new drugs.

●     We have 22 products listed in the National Medical Program which ensures government reimbursement and easy access to the users.

●    We are the sole supplier of several proprietary products with substantial upside market potential.

●     We have a proven cooperative partnership research and development model that is cost effective, highly efficient and that has shorter development cycles.

●     We have an established national distribution network a strong sales force highly focused on different market segments.

●     We have a management team consisting of industry veterans with proven track record that are dedicated for continuous growth.

RAW MATERIALS

We use over 120 different medicinal herbs as primary raw materials and procure our raw materials from various vendors and suppliers.  The geographical locations of our facilities allow for convenient and low cost access to the high-grade TCM raw ingredients since Sichuan province is historically one of the largest farming bases for traditional Chinese medicinal herbs.

The materials used in our products are widely available to us from a number of different suppliers.  In order to gain greater purchasing power we generally rely on a limited number of suppliers for most of the primary materials used in our products. The Company presently has three major vendors who supply our raw products with those products materially commodities that are widely available.  The loss of any single vendor of the Company will not have a material adverse effect on our results.

CUSTOMERS

Five major customers accounted for 20% and 45% of the net revenue for the fiscal years ended June 30, 2009 and 2008. Total sales to these customers were $8,578,871 and $15,910,871, for the years ended June 30, 2009 and 2008, respectively.  The loss of any one major customer could have a material adverse effect on our business and operations.

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

GOVERNMENTAL APPROVALS OF OUR PRODUCTS

All medicines must be approved by the China State Food and Drug Administration, or the SFDA, before they can be manufactured, marketed or sold in China.  We have obtained approvals to manufacture and market a comprehensive portfolio of 39 modernized TCM and pharmaceuticals.  We also have a pipeline of approximately 17 products which are pending regulatory approvals with the SFDA.

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

The interpretation and application of the New M&A Rule remain unclear, and we cannot assure you that the ownership of our securities by offshore entities and their shareholders does not require approval from the CSRC, and if it does, how long it will take us to obtain the approval. See “Risk Factors—Risks Related to Doing Business in China—The approval of the China Securities Regulatory Commission, or the CSRC, may be required in connection with the foreign ownership of our securities under a recently adopted PRC regulation.”

Dividend Distribution

The principal regulations governing dividend distributions by wholly foreign-owned enterprises and Sino-foreign equity joint ventures include:

●	Wholly Foreign-Owned Enterprise Law (1986), as amended;

●	Wholly Foreign-Owned Enterprise Law Implementing Rules (1990), as amended;

●	Sino-foreign Equity Joint Venture Enterprise Law (1979), as amended; and

●	Sino-foreign Equity Joint Venture Enterprise Law Implementing Rules (1983), as amended.

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

RESEARCH AND DEVELOPMENT

We have a proven cooperative partnership model for the research and development of our products.  This model is cost effective, highly efficient and has a shorter development cycle time.  We currently have 40 products in the product pipeline pending SFDA approval and expect to receive approval on most of them within the next few years.

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

Our business plan is to significantly grow our operations to meet anticipated growth in demand for our products and services.  Our planned growth includes the increase of our line of products and expansion of sales in our existing markets as well as new markets over the next few years.  Growth in our business may place a significant strain on our personnel, management, financial systems and other resources.  The evolution of our business also presents numerous risks and challenges, including:

●	the continued acceptance of our products and services by the pharmaceutical markets;

●	our ability to successfully and rapidly expand sales to potential customers in response to potentially increasing demand;

●	the costs associated with such growth, which are difficult to quantify, but could be significant;

●	rapid technological change; and

●	the highly competitive nature of the pharmaceutical industries.

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

Our current products have certain side effects.  If significant side effects of our medicines are identified after they are marketed and sold,

●	those medicines listed in the national and provincial medicine catalogs may be removed from the catalogs or downgraded to a lower tier;

●	regulatory authorities may withdraw or modify their approvals of such medicines;

●
we may be required to reformulate these medicines, change the ways in which they are marketed, conduct additional clinical trials, change the labeling of these medicines or implement changes to obtain new approvals for our manufacturing facilities;

●	we may be less successful in tendering processes used by state-owned hospitals for medicine purchases;

●	we may have to recall these medicines from the market and may not be able to re-launch them;

●	we may experience a significant decline in sales of the affected products;

●	our reputation may suffer; and

●	we may become a target of lawsuits.

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

We are subject to a number of risks associated with our indebtedness, including:

●	we must dedicate a portion of our cash flows from operations to pay debt service costs and, as a result, we have less funds available for operations and other purposes;

●	it may be more difficult and expensive to obtain additional funds through financings, if available at all;

●
we are more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and

●	if we default under any of our existing credit facilities or if our creditors demand payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments.

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

As part of our plan to expand our manufacturing capacity and product offerings, we intend to make strategic acquisitions in the highly-fragmented traditional Chinese medicine sector. Strategic acquisitions could subject us to uncertainties and risks, including:

●	high acquisition and financing costs;

●	potential ongoing financial obligations and unforeseen or hidden liabilities;

●	failure to achieve the intended objectives, benefits or revenue-enhancing opportunities;

●	cost of and difficulties in integrating acquired businesses and managing a larger business; and

●	diversion of our resources and management attention.

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

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time.  This could either benefit or damage our operations and profitability.  Some of the things that could have this effect are:

●	level of government involvement in the economy;

●	control of foreign exchange;

●	methods of allocating resources;

●	balance of payments position;

●	international trade restrictions; and

●	international conflict.

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

There is currently only a limited public market for our Common Stock, which is listed on the NYSE Euronext (formerly the American Stock Exchange), and there can be no assurance that a trading market will develop further or be maintained in the future.   During the month of April 2009, our common stock traded an average of approximately 21594 shares per day.  As of September 22, 2009 the closing bid price of our Common Stock was $4.12 per share.  As of September 22, 2009, we had approximately 266 shareholders of record of our Common Stock and 9 shareholders of record of our Preferred Stock, not including shares held in street name.  In addition, during the past two years our Common Stock has had a trading range with a low price of $0.68 per share and a high price of $4.37 per share.

The market price of our Common Stock may be volatile.

The market price of our Common Stock has been and will likely continue to be highly volatile, as is the stock market in general. Some of the factors that may materially affect the market price of our Common Stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our Common Stock.  These factors may materially adversely affect the market price of our Common Stock, regardless of our performance.  In addition, the public stock markets have experienced extreme price and trading volume volatility.  This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies.  These broad market fluctuations may adversely affect the market price of our Common Stock.

The outstanding warrants may adversely affect us in the future and cause dilution to existing shareholders.

There are currently 10,083,233 warrants outstanding.  The terms of these warrants expire as early as 2013 and as late as 2015.  The exercise price of these warrants range from $1.60 to $3.00 per share, subject to adjustment in certain circumstances.  Exercise of the warrants may cause dilution in the interests of other shareholders as a result of the additional Common Stock that would be issued upon exercise.  In addition, sales of the shares of our Common Stock issuable upon exercise of the warrants could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our Common Stock.   Further, the terms on which we may obtain additional financing during the period any of the warrants remain outstanding may be adversely affected by the existence of these warrants as well.

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

The market for penny stocks has experienced numerous frauds and abuses which could adversely impact investors in our stock.

 Penny stocks are frequent targets of fraud or market manipulation.

Patterns of fraud and abuse include:

●	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

●	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

●	“Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

●	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

●
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

On March 26, 2009, our board of directors declared 2009’s cash dividend of $0.10 per common share that will be paid quarterly; a majority of our Series A Preferred Shareholders approved, via written consent, the dividend on April 14, 2009. The initial dividend payment of $.025 was paid to common shareholders of record on April 30, 2009, and the actual distribution occurred on or about June 10, 2009.

Also on April 14, 2009, the Board of Directors approved a quarterly cash dividend to be paid to its common stock shareholders. The dividend of $0.025 will be paid to shareholders of record as of July 31, 2009, with the actual distribution occurring on or about September 10, 2009.

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

In furtherance of our proposed joint venture with Sichuan Jiangchuan Pharmaceutical Co.,Ltd., In April 2009, we entered into a land supply agreement with the Sichuan Xinjin County Government to acquire 100 mu (approximately 66,700 square meters) of land within the Xinjin Chemical Industrial Park.

We currently rent office space located at 23rd Floor, Unionsun Yangkuo Plaza, No. 2, Block 3, Renmin Road South, Chengdu, Postal Code: 610041, China. The rental agreement is renewed annually and the rent, which is US$147,059 per annum, is paid quarterly.

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

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 14, 2009, a majority of our Preferred shareholders approved a cash dividend of $0.10 per common share that will be paid quarterly to our common stock shareholders during the next twelve month period. The initial dividend of $.025 will be paid to shareholders of record on April 30, 2009, the actual distribution occurred on June 10, 2009.

Additionally, in April 2009, the shareholders approved a quarterly cash dividend to be paid to its common stock shareholders. The dividend of $0.025 will be paid to shareholders of record as of July 31, 2009, with the actual distribution occurring on or about September 10, 2009

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITY

The Company’s common stock is traded on the AMEX under the symbol “TPI”; our cusip number is 88630M104.  The OTC Bulletin Board is an organized, dealer market that provides for significant liquidity, and quotes for stocks included on AMEX are listed in the financial sections of newspapers.

We first began trading on August 14, 2007 on the Over the Counter Bulletin Board.  Beginning on October 1, 2008, we began trading on the American Stock Exchange under the symbol “TPI.”  Accordingly, the following table sets forth the quarterly high and low bid prices for the common stock since the quarter ended September 30, 2008.  The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	High	Low
Quarter ended September 30, 2008	$2.50	$1.66
Quarter ended December 31, 2008	$2.25	$1.10
Quarter ended March 31, 2009	$1.57	$1.00
Quarter ended June 30, 2009	$3.50	$2.16

At September 22, 2009, the closing bid price of the common stock was $4.12 and we had approximately 266 record holders of our common stock, 9 record holders of our Series A Preferred Stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

We granted  five (5) year warrants to purchase 4,757,814 shares of our Common Stock, $0.001 par value per share at an initial exercise price of $2.50 per share, subject to adjustment (the “Class A Warrants”), and seven (7) year warrants to purchase 4,757,814 shares of our Common Stock at an initial exercise price of $3.00 per share, subject to adjustment (the “Class B Warrants” and together with the Class A Warrants, the “Warrants”).  The exercise prices of the Warrants are subject to weighted average and other anti-dilution adjustments.  As of September 22, 2009, 4,229,063 of the Class A Warrants and 4,414,064 of the Class B Warrants were outstanding.  We also granted warrants to purchase 1,522,500 shares of Common Stock with an exercise price of US$1.60, $2.50 and $3.00 per share to TriPoint Global Equities, LLC, the placement agent in the January 2008 Financing.  As of September 22, 2009, there are 1,440,106 placement agent warrants outstanding.

Dividend Policy

 On March 26, 2009, we announced that the Board of Directors declared an annual cash dividend of $0.10 per common share that will be paid quarterly. The initial dividend of $.025 was paid to common shareholders of record on April 30, 2009, with the actual distribution occurring around June 10, 2009. The cash dividend was paid solely to common stockholders and was not be paid on shares owned by management, advisors or other inside shareholders, all of whom have agreed to waive receipt of the dividend.  The majority of the Company's Series A Preferred Shareholders had approved the cash dividend as of April 14.

On July 8, 2009, the Company declared a quarterly cash dividend to be paid to its common stock shareholders. The dividend of $0.025 amounted to $171,823 has been paid to shareholders of record as of July 31, 2009, with the actual distribution occurring around September 10, 2009.

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

On March 31, 2009, we issued 216,610 shares of common stock to the investors of our 2009 financings as payment of the quarterly dividend per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock.  The dividend shares were issued to these investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving any public offering.

On May 5, 2009, we issued 45,000 shares of common stock to Chesapeake Group, Inc., for the investor relates services they will provide to us, The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of the Company for the  year ended June 30, 2009 and should be read in conjunction with such financial statements and related notes included in this report.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Chengdu Tianyin for the fiscal years ended June 30, 2009 and 2008 and should be read in conjunction with such financial statements and related notes included in this report.

Overview

We are engaged primarily in the development, manufacturing, marketing and sale of modernized traditional Chinese medicines and other pharmaceuticals in China. We currently manufacture and market a comprehensive portfolio of 39 products, 22 of which are listed in the highly selective National Medicine Catalog of the National Medical Insurance program.  We have an extensive product pipeline of 17 products which are pending regulatory approvals with the China State Food and Drug Administration.

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

In June 2009, Chengdu Tianyin invested $723,500 to establish a wholly-owned trading subsidiary, Chengdu Tianyin Medicine Trading Co., Ltd (“Tianyin Medicine Trading”) for sales and distribution of medicine produced by Chengdu Tianyin. We expect the establishment of Tianyin Medicine Trading will help optimize our business model through better distribution channels.  As at June 30, 2009, Tianyin Medicine Trading was still in the stage of registration and preparation for operations.

Competitive environment

The market for pharmaceutical products is highly competitive. Our operations may be affected by technological advances by competitors, industry consolidation, patents granted to competitors, competitive combination products, new products offered by our competitors, as well as new information provided by other marketed products and/or other post-market studies.

Development and growth strategy

The cornerstone of our business development strategy relies upon our partnership-based research and development efforts that support our ability to commercialize, produce, and broaden our product pipeline allowing us to market and expand those products through our sales and marketing infrastructure.  In the past fiscal year, we continued this strategy and increased market penetration and revenue growth in 2009. Management plans to continue our emphasis on expanded and enhanced marketing and sales in our 2010 fiscal year and beyond.  Part of this strategy involves increasing and improving our marketing and sales activities to enhance the market leadership of our key leading products and to increase the sales of other products by expanding our sales force, solidifying our distribution network and expanding our market segment coverage, while increasing our marketing and promotional activities.

As part of our continuing growth strategy, we will continue our partnership-based research and development efforts to further commercialize and broaden our product pipeline. During the quarter we have made significant process with our new product development.  We currently have 17 drug candidates under the Chinese State Food and Drug Administration (SFDA) (“SFDA”) review and are planning a series of market launches in the next few years from our product pipeline. As of September 10, 2009, we have received twelve new SFDA approvals as below:

Drug Name	SFDA Approval Number

1. Laonian Kechuan Tablets	(SFDA approval number H2008S02059)

2. Fuke Zhidai Tablets	(SFDA approval number Z20083375)

3. Tongbianling Capsule	(SFDA approval number Z20083424)

4. Baotailing Tablets	(SFDA approval numberZ20093087)

5. Duyiwei Dispersible Tablets	(SFDA approval number Z20090239)

6. Compound Dantong Capsules	(SFDA approval number Z20093012)

7. Mycophenolate Mofetil Capsule	(SFDA approval number H20080819)

8. Tongqiao Biyan Tablets	(SFDA approval number Z20093063)

9. Child Qingrezhike Oral Liquid	(SFDA approval number Z20093060)

10. Yiqing Capsules	(SFDA approval number Z20093084)

11. Sanqi Tablets	(SFDA approval number Z20093512)

12. Yinqiao Jiedu Tablets	(SFDA approval number Z20093555)

Descriptions of the function of the above products are as follows:

Laonian Kechuan Tablets is a drug that is used to treat chronic bronchitis. In its review it was noted for its potential abilities to improve male sexual function and female natural function, enhance immunity and the promotion of recovery, and was found to be highly effective with fewer side effects as compared with similar drugs within the present marketplace.

Fuke Zhidai Tablets is a drug that is used to treat abnormal leucorrhea caused by chronic cervicitis, endometritis and endocolpitis. The tablet was also found to potentially alleviate fever and restrain abnormal leucorrhea. The drug was approved by SFDA with a clinical outcome that was noted for minimal side effects and a remarkable outcome during its review.

Tongbianling Capsule is a generic Traditional Chinese Medicine which is noted for its highly effective treatment in alleviating one-time abdominal distention constipation, bedridden constipation, and elderly chronic constipation.

Bao Tai ling capsule is generic Traditional Chinese Medicine which is used to give supplement to kidney and provide the protection to fetus. In addition, this medicine can be used to treat threatened abortion, habitual abortion and infertility caused by abortion.

Duyiwei dispersible tablets can be used for relief the pain caused by the surgical operations. This drug also can be used to treat bleeding, fracture and dysmenorrhea.

Compound Dantong Capsules is a generic Traditional Chinese Medicine which is suitable to treat acute and chronic cholecystitis, cholangitis and concurrent infection of Biliary Calculi. In addition, this drug Also can treat postcholecystectomy syndrome.

Mycophenolate Mofetil capsule is able to treat the reject reaction during the homogeneous kidney transplantation, and treat refractory reject reaction. In addition, this drug can be used with ciclosporin and cortin the same time.

Tongqiao BiYan tablet is generic Traditional Chinese Medicine which is able to treat snuffle and snivel, relief the sore pain of forehead. In addition, this drug is suitable to treat chronic rhinitis, allergic rhinitis and nasosinusitis.

Child Qingrezhike Oral Liquid is able to treat the children rheum and cough.  In addition, it can relief the pain of laryngopharynx.

Yi Qing Capsules is generic Traditional Chinese Medicine which is able to treat sore pain of throat and gum, pharyngitis and tonsillitis.

Sanqi Tablets are a generic TCM that effectively treats traumatic injuries and stops bleeding without causing blood stasis, while also alleviating associated pain and reducing swelling. Sanqi is also used as a hemostatic for patients with internal bleeding or hemorrhagic diseases.

Yinqiao Jiedu Tablets are a generic TCM which are used mainly to treat acute respiratory system ailments, such as influenza and common cold. It is specifically used to clear the lungs and aid in function of the throat.

An important aspect to support our growth strategy is to meet the increasing demand from our customers and enhance production and sales infrastructure.  As part of the use of proceeds from our private placement financing we have built production facilities on the vacant land of our current premises to accommodate our growth.  The new production plant project should enhance our overall production capacity.  We presently are estimating the new facilities should allow us to increase production activity threefold.  We have estimated our expenditure on this project at approximately $5 million.  The capital required for the expansion of our facilities was sourced from our $15.2 million financing completed in January 2008. The planned Gross Floor Area (GFA) is about ten thousand square meters with modern state-of-the-art manufacturing equipment. Construction started in July 2008 and trial operations commenced in May 2009. The new capacity is expected to be able to meet the increasing market demand for our current products and support our new product launches from our product pipeline.  By the end of June 2009, construction of our new plant was completed. The facility has recently passed GMP (Good Manufacturing Practice) certification and it has started mass production. Management estimates that the new capacity could dramatically increase our revenues as we bring on line the additional production capacity.

Management also plans to pursue strategic acquisitions and licensing opportunities as part of our growth strategy in 2010 and beyond.   We plan to selectively pursue strategic acquisition and licensing opportunities to further consolidate our resources and expand our market coverage.  We believe that strategic acquisitions and licensing provide effective means to broaden our product lines, increase our market coverage and complement our research and development capabilities.

As part of these initiatives, in April 2009, we entered into a land supply agreement with the Sichuan Xinjin County Government to acquire 100 mu (approximately 66,700 square meters) of land within the Xinjin Chemical Industrial Park. We plan to establish a manufacturing plant for Active Pharmaceutical Ingredients (“API”) of macrolides antibiotics on the site.   We also plan to partner with Sichuan Mingxin Pharmaceutical Co., Ltd. in the launch of a new joint venture, Sichuan Jiangchuan Pharmaceutical Co., Ltd. (the “Sichuan Jiangchuan JV”), which will primarily engage in the research and development, manufacturing and sales & marketing of API and chemical intermediates of macrolides antibiotics. Although we have not yet entered into definitive agreements, we anticipate that the joint venture will ultimately be 95% owned by Tianyin.  We currently plan to fund the Sichuan Jiangchuan JV in two phases with a total investment estimated to reach approximately US$20 million (Phase I: $10 million for plant construction, auxiliary facilities construction and equipment purchase. Phase II: $10 million for construction of high output manufacturing lines. We expect to fund the Sichuan Jiangchuan JV through internal cash flow, funds from the exercise of investor warrants from our previous financing and possible future financings.  Our ability to complete this project is however subject to a number of factors such as our ability to obtain necessary regulatory approvals in China, our ability to negotiate definitive documents with our proposed JV partner and the ability to complete additional financings if we are unable to fund the project through internal cash flows or warrant exercises and therefore we cannot guarantee that we will be able to successfully complete the project as currently anticipated.

Management believes that our emphasis on further commercializing and broadening our product line coupled with the expansion of our production facility and capacity, enhanced sales and marketing efforts should continue to yield significant increases in revenue in 2010 and beyond. Additionally, we believe that our growth and overall market coverage could be further improved by certain strategic acquisitions or licensing opportunities such as through the proposed Sichuan Jiangchuan JV. In addition, we believe the Pharmaceutical Industry could benefit from the expanded social reform which is part of the recently announced government stimulus plan.

Manufacturing, Sales and marketing

We support our commercialized products with various manufacturing, sales and marketing efforts. We are also in the process of enhancing our infrastructure and business via additional additional investments, including capital expenditures in new plant and production tools and facilities, improved and advanced information technology systems, and continued post-marketing studies and monitoring studies.

In June 2009 we engaged a major advertising firm to commence a marketing initiative for our Xuelian Chongcao Oral Liquid (Xuelian Chongcao) product that will include prominent, prime-time advertisements on China Central Television (CCTV).  CCTV is China's most famous television station and is viewed by roughly 98% of households throughout China.  We anticipate this advertisement initiative should expand the brand awareness for this product materially.  We anticipate the increasing brand awareness should drive incremental sales materially and lay the groundwork for this product to follow similar growth histories of Ginko Mihuan and Xuelian Chongcao which have become significant products for our Company.

Fiscal Year 2010 Financial Guidance

Tianyin is forecasting continued robust growth for our 2010 fiscal year.   Given current positive trends we anticipate revenues could exceed $59 million during this period, generating a potential minimum net income of approximately $10.5 million.  This potentially represents revenue and net income growth of approximately 38% and 33%, respectively as compared to our fiscal year end 2009.  Management estimates that approximately $7 million, or 12% of total revenues should result from products that were launched during fiscal 2009 and estimates that sales of the Company's flagship product, Ginko Mihuan, should grow by approximately 80% to $20 million in fiscal 2010.  Forecasted net income does not include non-cash expenses associated with stock compensation plans, stock option expenses and/or future interest expense.

Our continued growth will be supported by a number of initiatives, including:

●
Receiving Good Manufacture Practice (“GMP”) certification for Tianyin's new production facility that we estimate will increase our capacity for solid dosage by 300%, which should enable future growth for up to 20 additional products;

●
Launching a wholesale business component focused exclusively on distributing higher margin, specialty products for other pharmaceutical manufactures through our existing sales force and distribution channels;

●	Capitalizing on the new Chinese Healthcare Reform Act that we anticipate will increase demand for approximately 20 of the total 22 drugs that Tianyin currently has listed in the reimbursement catalog;

●
Expanding our  targeted marketing strategy, including multi-media and television advertising, to bolster our  brand’s and to promote our higher gross-profit-margin products, such as Ginkgo Mihuan Oral Liquid and Xuelian Cangcao;

●	Expanding collaboration with universities and research organizations to complement Tianyin's internal drug development efforts allowing us to scale our pipeline of drugs; and

●	Continuing to look for complementary acquisitions that are primarily focused on existing product line, that may increase the depth and breadth of our existing portfolio.

This guidance does not include any future acquisitions or the proposed Sichuan Jiangchuan JV.  Management will continue to evaluate its business outlook as necessary and communicate any changes on a quarterly basis or as when appropriate. At June 30, 2009, other than discussions with Sichuan Mingxin Pharmaceutical Co., Ltd. regarding the establishment of the proposed Sichuan Jiangchuan JV, the Company has yet to reach any formal agreements nor is it involved in any definitive discussions regarding potential acquisitions.

Discussion on Operating Results

The following table shows the results of our business. All references to the results of operations and financial condition are those of Chengdu Tianyin.

Comparison of results for the fiscal years ended June 30, 2009 and 2008

Year Ended June 30	2009	2008
Revenues	$42,894,355	$33,459,609
Cost of revenues	$21,516,065	$18,802,225
Gross profit	$21,378,290	$14,657,384
Selling, general and administrative and research and development expenses	$11,661,695	$7,088,663
Other expense	$169,881	$368,113
Income taxes	$1,639,104	$1,229,300
Net profit (Loss)	$7,907,610	$5,971,308
Foreign adjustment	$73,506	$2,044,766
Comprehensive income (Loss)	$7,981,116	$8,016,074

Revenue.  Total revenue were approximately US$42.9 million for the fiscal years ended June 30, 2009 as compared to approximately US$33.5 million for the fiscal years ended June 30, 2008, an increase of approximately US$9.4 million or 28%. The increase in our revenue was primarily the result of our recent sales and marketing efforts.  Specifically, our revenue growth was attributable to our sales channel expansion efforts that increased our market penetration of our current products. Management believes that our emphasis on broadening our product pipeline coupled with our continued sales channel expansions, along with our enhanced sales and marketing efforts and our continued expansion of our production facility should continue to yield significant revenue growth in our fiscal year 2010 and beyond.

Cost of Revenue.  Cost of revenue for the fiscal years ended June 30, 2009 was approximately US$21.5 million or 50.2% of revenue as compared to US$18.8 million or 56.2% of revenue for the fiscal years ended June 30, 2008. Our cost of revenue is primarily composed of the costs of direct raw materials, labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The decrease in our cost of revenue was materially due to an increase in higher margin products in our sales mix along with enhanced cost controls processes that we implemented that yielded greater efficiencies in our production and manufacturing processes.  We believe we should be able to further improve our margins and further reduce our cost of revenue by continuing to expand our efforts to increase our sales mix with a greater number of higher margin products and by continuing to improve our production and manufacturing processes.

Gross profit.  As a result of the above, gross profit for the fiscal years ended June 30, 2009 was approximately 49.8% as compared to 43.8% for the fiscal years ended June 30, 2008.

Operating Expenses.  Selling, general and administrative and research and development expenses were approximately US$11.7 million for the fiscal years ended June 30, 2009, as compared to approximately US$7.1 million for the fiscal years ended June 30, 2008, an increase of approximately US$4.6 million or 64.5%.  The increase was primarily a result of the implementation of our recent sales and marketing strategy that increased our sales payrolls and direct marketing expenses. We anticipate these costs may continue to increase but will be in line with our revenue growth.

Net income.  Net income was approximately US$7.9 million for the fiscal years ended June 30, 2009, as compared to net income of approximately US$6.0 million for the fiscal years ended June 30, 2008, an increase of US$1.9 million or 32.4%. The increase in our net income was primarily the result of increases in our revenue along with improved product margins.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to US$ 73,506 as of June 30, 2009.  The balance sheet amounts with the exception of equity at June 30, 2009 were translated at 6.82593 RMB to 1.00 US dollar as compared to 6.85401 RMB to 1.00 US dollar at June 30, 2008.  The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the years ended June 30, 2009 and 2008 were the average exchange rates during the years.

Comprehensive Income.  As a result of the above, the comprehensive income, which adds the currency adjustment to net income, was US$7.98 million for the fiscal years ended June 30, 2009, as compared to the comprehensive income of US$8.02 million for the fiscal years ended June 30, 2008, a decrease of US$0.04 million. The currency adjustment for the fiscal year ended June 30, 2008 was significant, During the year ended June 30, 2008,  the exchange rate changed from 7.6155 RMB to 1.00 US dollar to 6.8540 RMB to 1.00 dollar.  As such, the overall foreign current translation adjustment was approximately $2,045,000 for the 12 months ended June 30, 2008.  For the year ended June 30, 2009, the exchange rate was more stable.  Thereby, the foreign currency translation adjustment was only roughly $74,000 for our 2009 fiscal year.

Liquidity and Capital Resources
Discussion of cash flow

	For the fiscal years ended June 30,
	2009	2008
Cash flow from operating activities	$8,336,998	$3,708,917
Cash flow from investing activities	(7,843,281)	(4,670,844)
Cash flow from financing activities	(185,531)	12,072,898

Operating activities

As of June 30, 2009, we had working capital totaling approximately US$19.3 million, including cash and cash equivalents of US12.4 million.  On January 16, 2008 and January 25, 2008, we completed private financings totaling $15,225,000, with 27 accredited investors (the “January 2008 Financing”). The net proceeds from the January 2008 Financing were approximately $13.7 million.

Net cash generated from operating activities was US$8.3 million for the fiscal years ended June 30, 2009 as compared to US$3.7 million for the same period of 2008. The increase of cash generated from operating activities during the fiscal years ended June 30, 2009 was primarily the result of revenue growth that brought a significant increase in net income.

With US$12.4 million in net cash and equivalents on June 30, 2009 and positive cash flow, we believe, except as otherwise needed to fund the proposed the Sichuan Jiangchuan JV, the Company is adequately funded to meet all of our working capital and capital expenditure plans for 2009.

Investing activities

Net cash used in investing activities for the fiscal years ended June 30, 2009 and 2008 totaled US$7.8 million and US$4.7 million respectively and related to the acquisition of intangible drug, and property and equipment. The increase of cash used in investing activities during the fiscal years ended June 30, 2009 was mainly due to our increased efforts in new drugs development and the construction of our new production plant project

Financing activities

Net cash used in financing activities for the fiscal years ended June 30, 2009 totaled US$0.2 million and mainly related to the stock bought back and dividends payment. Net cash generated from financing activities for the fiscal years ended June 30, 2008 was US$12 million and mainly related to the proceeds from capital contribution.

Borrowings and Credit Facilities

The bank borrowing balance equals to the credit facilities as of June 30, 2009. The short-term bank borrowings outstanding as of June 30, 2009 and 2008 were US$1.4 million and US$1.4 million which born an average interest rate of 5.6286% and 7.881% per annum, respectively, and it was adjusted quarterly according to the loan rate of the People’s Bank of China. These loans are borrowed from various financial institutions and represent the maximum amount of each facility. These loans do not contain any financial covenants or restrictions. The borrowings have one year terms and expire at various times throughout the year. These facilities contain no specific renewal terms. The short-term bank borrowings of US$1.4 million as of June 30, 2009 and as of June 30, 2008 were secured by the property and equipment of Chengdu Tianyin.

Stock Repurchase Program

On October 27, 2008, the Board of Directors authorized the Company to repurchase up to US$3.0 million of its common stock from time to time in the open-market or through privately negotiated transactions. The Company's original announcement stated that the buyback would be conducted through January 2009, but we later it extended the buyback through June 30, 2009.

At June 30, 2009, a total of 83,750 shares had been bought back at prevailing market prices. Shares purchased were retired to treasury The stock repurchase program ended on June 30, 2009.  We currently have no plans to repurchase additional shares from the market.

Cash dividend

On March 26, we announced that the Board of Directors declared an annual cash dividend of $0.10 per common share that will be paid quarterly. The initial dividend of $.025 was paid to common shareholders of record on April 30, 2009, with the actual distribution occurring around June 10, 2009. The cash dividend was paid solely to common stockholders and was not be paid on shares owned by management, advisors or other inside shareholders, all of whom have agreed to waive receipt of the dividend.  The majority of the Company's Series A Preferred Shareholders had approved the cash dividend as of April 14.

On July 8, 2009, the Company declared a quarterly cash dividend to be paid to its common stock shareholders. The dividend of $0.025 amounted to approximately $172,000 has been paid to shareholders of record as of July 31, 2009, with the actual distribution occurring around September 10, 2009.

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

Accounts Receivable and Bad Debt Reserve

Trade accounts receivable are stated at original invoice amount less allowance for doubtful receivables made based on management’s periodic review of aging of outstanding balances and customer credit history. Bad debt provision is set at "50% for over 1 year aging accounts receivable and 100% for over 2 year aging accounts receivable. Allowance for doubtful accounts amounted to $171,947 at June 30, 2009.

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

Valuation of Long-Lived Assets

We adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Per SFAS 144, we are required to periodically evaluate the carrying value of long-lived assets and to record an impairment loss when indicators of impairment are present and the discounted cash flows estimated to be generated by those assets are less than the asset’s carrying amounts.

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

Advertising Costs

We expense the cost of advertising as incurred.  Advertising costs for the years ended June 30, 2009 and 2008 were insignificant. We anticipate that the advertising expense will increase dramatically in fiscal 2010 for the television advertising engagement with CCTV.

Impairment of Intangible Assets

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable.  Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset.  We measure the carrying amount of the asset against the estimated discounted future cash flows associated with it at a risk-free rate of interest.  Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized.  The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value.  The fair value is measured based on quoted market prices, if available.  If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows.  The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated.  These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.  During the year ended June 30, 2009, we recognized impairment losses of $431,344 using the method described above.

Income Taxes

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect in the People’s Republic of China for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. No differences were noted between the book and tax bases of our assets and liabilities, respectively. Therefore, there are no deferred tax assets or liabilities for the years ended June 30, 2009 and 2008.  Although we do not believe that we have significant tax liability in the U.S., since we recently paid cash dividends, we are seeking to engage an international tax expert to advise us with regard to U.S. and international tax compliance.

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

ITEM 8.                      FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Tianyin Pharmaceutical Co., Inc.

We have audited the accompanying consolidated balance sheets of Tianyin Pharmaceutical Co., Inc. and subsidiaries (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tianyin Pharmaceutical Co., Inc. and Subsidiaries as of June 30, 2009 and 2008, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Patrizio & Zhao, LLC
PATRIZIO & ZHAO, LLC

Parsippany, New Jersey
September 10, 2009
(Except for note 18, as to which
 the date is September 23, 2009)

TIANYIN PHARMACEUTICAL CO., INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$12,352,223	$12,057,150
Accounts receivable, net of allowance for doubtful accounts of $ 171,947
and $90,064 at June 30, 2009 and 2008, respectively	5,620,519	4,460,406
Inventory	3,808,289	3,555,691
Advance payments	1,188,115	-
Other receivables	601,912	371,815
Other current assets	81,277	247,139
Total current assets	23,652,335	20,692,201

Property and equipment, net	9,642,526	5,758,966

Intangibles, net	12,037,483	10,307,754

Total assets	$45,332,344	$36,758,921

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,392,639	$1,337,682
Short-term bank loans	1,399,075	1,393,345
VAT taxes payable	458,930	277,090
Income taxes payable	490,514	341,214
Other taxes payable	11,890	39,939
Dividends payable	325,417	378,545
Other current liabilities	307,934	142,733
Total current liabilities	4,386,399	3,910,548

Total liabilities	4,386,399	3,910,548

Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized,
17,908,912 and 14,738,450 shares issued and outstanding at
June 30, 2009 and 2008, respectively	17,909	14,739
Series A convertible preferred stock, $0.001 par value, 7,146,500 and
9,384,375 shares issued and outstanding at June 30, 2009 and 2008,
respectively	7,147	9,384
Additional paid-in capital	19,694,514	18,002,439
Statutory reserve	2,299,807	1,380,806
Treasury stock	(111,587)	-
Retained earnings	16,486,775	10,963,131
Accumulated other comprehensive income	2,551,380	2,477,874
Total stockholders’ equity	40,945,945	32,848,373

Total liabilities and stockholders' equity	$45,322,344	$36,758,921

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Years Ended June 30,
	2009	2008

Sales	$42,894,355	$33,459,609

Cost of sales	21,516,065	18,802,225

Gross profit	21,378,290	14,657,384

Operating expenses
Selling expenses	7,825,939	4,725,480
General and administrative expenses	3,491,804	2,132,438
Research and development	343,952	230,745
Total operating expenses	11,661,695	7,088,663

Income from operations	9,716,595	7,568,721

Other income (expenses):
Interest income	357,343	-
Interest expense	(95,880)	(368,113)
Impairment loss on intangible assets	(431,344)	-
Total other income (expenses)	(169,881)	(368,113)

Income before provision for income tax	9,546,714	7,200,608

Provision for income tax	1,639,104	1,229,300

Net income	7,907,610	5,971,308

Other comprehensive income
Foreign currency translation adjustment	73,506	2,044,766

Comprehensive income	$7,981,116	$8,016,074

Basic earnings per share	$0.41	$0.38
Diluted earnings per share	$0.32	$0.31

Weighted average number of common shares outstanding:
Basic	15,937,411	14,511,717
Diluted	24,805,281	19,127,853

The accompanying notes are an integral part of these consolidated financial statements

TIANYIN PHARMACEUTICAL CO., INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

										Accumulated
			Common		Series A		Additional			other	Total
	Common Stock		Stock	Treasury	Preferred Stock		Paid in	Statutory	Retained	Comprehensive	Stockholders’
	Number	Par Value	Distributable	Stock	Number	Par Value	Capital	Reserve	Earnings	Income	Equity

Balance at June 30, 2007	12,790,800	$12,791	$-	$-	-	$-	$4,697,717	$683,437	$6,150,934	$433,108	$11,977,987

Common stock issued in
recapitalization of Viscorp	1,796,400	1,796	-	-	-	-	(1,796)	-	-	-	-
Common stock issued to employees	20,000	20	-	-	-	-	67,980	-	-	-	68,000
Series A conversion	131,250	132	-	-	(131,250)	(132)	-	-	-	-	-
Preferred series A stock issued
in connection with financing	-	-	-	-	9,515,625	9,516	13,238,538	-	-	-	13,248,054
Net income	-	-	-	-	-	-	-	-	5,971,308	-	5,971,308
Statutory reserve	-	-	-	-	-	-	-	697,369	(697,369)	-	-
Dividend	-	-	-	-	-	-	-	-	(461,742)	-	(461,742)
Other comprehensive income	-	-	-	-	-	-	-	-	-	2,044,766	2,044,766

Balance at June 30, 2008	14,738,450	$14,739	$-	$-	9,384,375	$9,384	$18,002,439	$1,380,806	$10,963,131	$2,477,874	$32,848,373

Series A conversion	2,237,875	2,237	-	-	-	(2,237)	-	-	-	-	-
Net income	-	-	-	-	-	-	-	-	7,907,610	-	7,907,610
Statutory reserve	-	-	-	-	-	-	-	919,001	(919,001)	-	-
Other comprehensive income	-	-	-	-	-	-	-	-	-	73,506	73,506
Dividend declared	-	-	667	-	-	-	1,064,937	-	(1,391,021)	-	(325,417)
Treasury stock	-	-	-	(111,587)	-	-	-	-	-	-	(111,587)
Dividend payments in shares and cash	902,587	903	(667)	-	(2,237,875)	-	378,142	-	(73,944)	-	304,434
Service provider shares/options	30,000	30	-	-	-	-	248,996	-	-	-	249,026

Balance at June 30, 2009	17,908,912	$17,909	$-	$(111,587)	7,146,500	$7,147	$19,694,514	$2,299,807	$16,486,775	$2,551,380	$40,945,945

The accompanying notes are an integral part of these consolidated financial statements

TIANYIN PHARMACEUTICAL CO., INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2009	2008
Cash flows from operating activities:
Net Income	$7,907,610	$5,971,308
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	676,605	372,612
Loss on intangible assets	431,344	-
Provision for bad debts	81,512	51,995
Stock based compensation	249,026	68,000
Changes in current assets and current liabilities:
Accounts receivable	(1,223,282)	(994,310)
Inventory	(237,975)	(1,400,366)
Other receivables	(253,595)	(209,556)
Other current assets	190,890	(246,952)
Accounts payable and accrued expenses	49,867	31,336
VAT taxes payable	180,701	41,771
Income tax payable	147,897	2,228
Other taxes payable	(28,213)	13,521
Other current liabilities	164,611	7,330
Total adjustments	429,388	(2,262,391)

Net cash provided by operating activities	8,336,998	3,708,917

Cash flows from investing activities:
Additions to property and equipment	(58,014)	(211,065)
Additions to construction in progress	(4,179,902)	(757,295)
Additions to intangible assets-drug	(2,417,250)	(3,702,484)
Advance payments for intangible assets-drug	(1,188,115)	-

Net cash used in investing activities	(7,843,281)	(4,670,844)

Cash flows from financing activities:
Issuance of preferred stock	-	13,248,054
Dividends paid	(73,944)	(83,206)
Repayment of short-term bank loans	-	(826,140)
Treasury stock	(111,587)	-
Repayment of shareholder loans	-	(146,143)
Repayment of long-term bank loans	-	(119,667)

Net cash provided by (used in) financing activities	(185,531)	12,072,898

Effect of foreign currency translation on cash	(13,113)	321,789

Net increase in cash and cash equivalents	295,073	11,432,760

Cash and cash equivalents at beginning of year	12,057,150	624,390

Cash and cash equivalents at end of year	$12,352,223	$12,057,150

The accompanying notes are an integral part of these consolidated financial statements

TIANYIN PHARMACEUTICAL CO., INC.

Notes to Consolidated Financial Statements
June 30, 2009 and 2008

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

In June 2009, Chengdu Tianyin invested $723,500 to establish a wholly-owned trading subsidiary, Chengdu Tianyin Medicine Trading Co., Ltd (“Tianyin Medicine Trading”) for sales and distribution of medicine produced by Chengdu Tianyin. Equity method of accounting is used in consolidation. As at June 30, 2009, Tianyin Medicine Trading was still on the stage of registration and preparation for operation.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America. The consolidated financial statements include the accounts of Tianyin Pharmaceutical Co., Inc. and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

TIANYIN PHARMACEUTICAL CO., INC.

Notes to Consolidated Financial Statements
June 30, 2009 and 2008

Note 2 – Summary of Significant Accounting Policies (continued)

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from balances outstanding at the end of the period.  Based on its assessment of the credit history with customers having outstanding balances and current relationships with them, management makes conclusions whether any realization of losses on balances outstanding at the end of the period will be deemed uncollectible based on the age of the receivables. The Company reserves 1% of accounts receivable balances that have been outstanding less than one year, 50% of accounts receivable balances that have been outstanding between one year and two years, and 100% of receivable balances that have been outstanding more than two years. The allowance for doubtful accounts at June 30, 2009 and 2008 was $171,947 and $90,064, respectively.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required that could negatively impact our gross margin and operating results. The inventory reserve at June 30, 2009 and 2008 was $138,259 and $-0-, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated based on the straight-line method over the estimated useful lives of the assets as follows:

Vehicles	5 to 10 years
Furniture, machinery and equipment	5 to 10 years
Buildings and improvements	10 to 50 years

Construction in progress primarily represents the renovation costs of plant, machinery and equipment Costs incurred are capitalized and transferred to property and equipment upon completion, at which time depreciation commences.

Cost of repairs and maintenance is expensed as incurred. Gain or loss on disposal of property and equipment, if any, is recognized in the consolidated statements of operations.

TIANYIN PHARMACEUTICAL CO., INC.

Notes to Consolidated Financial Statements
June 30, 2009 and 2008

Note 2 – Summary of Significant Accounting Policies (continued)

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

Intangible Assets

Intangible assets comprised of approved drugs and rights to use land. Intangible asset is carried at cost, less related accumulated amortization. Intangible assets representing approved drugs are separated into two groups: Traditional Chinese Medicine (TCM) and Non Traditional Chinese Medicine (NTCM). TCM are subject to impairment test at least annually to determine if the carrying value of the asset is impaired. NTCM drugs are amortized on a straight-line basis over their estimated useful life of 10 years.

Rights to use land with a finite useful life is being amortized on a straight line basis over its estimated useful life of 50 years.

Revenue Recognition

The Company derives its revenues primarily from sale of pharmaceutical products. In accordance with the provisions of Staff Accounting Bulletin No. 103, revenue is recognized when merchandise is shipped, title and risk of loss pass to the customer and collectibility is reasonably assured.

Research and Development

Research and development costs are expensed when incurred. Research and development costs for the years ended June 30, 2009 and 2008 was $343,952 and $230,745, respectively.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended June 30, 2009 and 2008 was $1,854,214 and 1,639,396, respectively.

Impairment of Intangible Assets

The Company applies the provisions of Financial Accounting Statement No. 142 “Goodwill and Other Intangible Assets (SFAS 142)” which addresses how goodwill and other acquired intangible assets should be accounted for in financial statements. In this regard, the Company tests these intangible assets for impairment annually or more frequently if indicators of potential impairment are present. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated discounted future cash flows associated with it at a risk-free rate of interest.  Should the present value of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value.

TIANYIN PHARMACEUTICAL CO., INC.

Notes to Consolidated Financial Statements
June 30, 2009 and 2008

Note 2 – Summary of Significant Accounting Policies (continued)

Impairment of Intangible Assets (continued)

The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. During the year ended June 30, 2009, the Company applied a five-year benchmark borrowing interest rate of 5.76% as the discount rate and recorded the impairment loss of $431,344 and $-0- related to intangible assets for the years ended June 30, 2009 and 2008, respectively.

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

A valuation allowance is provided to reduce the carrying amount of deferred tax assets if it is considered more likely than not that some portion, or all, of the deferred tax assets will not be realized. No differences were noted between the book and tax bases of the Company’s assets and liabilities, respectively. Therefore, there are no deferred tax assets or liabilities for the years ended June 30, 2009 and 2008. The standard corporate income tax rate has decreased from 33% to 25% beginning on January 1, 2008, when the new Chinese tax law became effective.

The operating subsidiary Chengdu Tianyin is a wholly foreign-owned enterprise incorporated in the PRC and subject to PRC Foreign Enterprise Income Tax (“FEIT”) Law. Chengdu Tianyin is entitled to the preferential tax treatment for opening up its production facility in Western China in Sichuan Province. The applicable reduced preferential state EIT rate under this policy is 15% until December 31, 2010. Accordingly, the Company is subject to Enterprise Income Tax at a rate of 15% on net income. The Company is not subject to any income taxes in the United States.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, investment securities, accounts receivable, accounts payable, accrued expenses and other obligations, approximate their fair value due to the short-term maturities of the related instruments.

Foreign Currency Translation and Transactions

The financial position and results of operations of the Company is determined using local currency (Chinese Yuan) as the functional currency. Assets and liabilities are translated at the prevailing exchange rate in effect at each year end. Contributed capital accounts are translated using the historical rate of exchange when capital is contributed. Income statement accounts are translated at the average rate of exchange during the year. Currency translation adjustments arising from the use of different exchange rates are included in accumulated other comprehensive income in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations.

TIANYIN PHARMACEUTICAL CO., INC.

Notes to Consolidated Financial Statements
June 30, 2009 and 2008

Note 2 – Summary of Significant Accounting Policies (continued)

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

Share Based Compensation

The Company accounts for stock based compensation issued to non-employees in accordance with SFAS No. 123R and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling Goods or Services.” The EITF No. 96-18 reached a consensus that the issuer should measure the fair value of the equity instruments using the stock price and other measurement assumptions as of the earlier of either of the following: (1) The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a "performance commitment"); or (2) The date at which the counterparty's performance is complete.

In March and April, 2009, the Company granted 45,000 restricted shares of common stock and options to purchase 75,000 and 150,000 shares of common stock at $2.00 and $1.60 per share respectively with both expected lives of 5 years to external service providers in addition to cash compensations. The fair value of each option grant is estimated on the measurement date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the year ended June 30, 2009: expected volatility of 148 percent and risk-free interest rate of 2.5 percent. Accordingly, an aggregate of $249,026 and $-0- share based compensation were charged against income in professional fees of external service providers for the year ended June 30, 2009 and 2008, respectively.

Earnings Per Share

In accordance with SFAS No. 128, “Computation of Earnings Per Share” (“SFAS No. 128”) and EITF No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF No. 03-6”),basic earnings per share is computed by dividing net income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the year. The Company’s Series A redeemable convertible preferred shares are participating securities. Diluted earnings per share is calculated by dividing net income attributable to ordinary shareholders as adjusted for the effect of dilutive ordinary equivalent shares, if any, by the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the year. Ordinary equivalent shares consist of the ordinary shares issuable upon the conversion of the convertible preferred shares (using the if-converted method) and ordinary shares issuable upon the exercise of outstanding share options (using the treasury stock method).

Recent Accounting Pronouncements

In April 2009, FASB Staff Position (FSP) No. FSP 107-1 and APB 28-1 was issued to amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as for annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.

Notes to Consolidated Financial Statements
June 30, 2009 and 2008

Note 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In April 2009, FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, was issued to provide additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.

This FSP also provides guidance on identifying circumstances which indicate that a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FSP 157-3, Determining Fair Value of a Financial Asset in a Market That Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, in an inactive market. It demonstrates how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The Company’s implementation of this standard did not impact its consolidated results of operations or financial condition.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees, an Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133-1 and FIN 45-4”). FSP FAS133-1 and FIN 45-4 amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP FAS 133-1 and FIN 45-4 also amend FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others (“FIN 45”), to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend SFAS 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. FSP FAS 133-1 and FIN 45-4 also clarifies the effective date in Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). Disclosures required by SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company’s adoption of FSP FAS 133-1 and FIN 45-4 on January 1, 2009, will not impact its consolidated results of operations or financial condition.

Reclassification

Certain amounts as of June 30, 2008 were reclassified for comparative presentation purposes.

Note 3– Inventory

Inventory at June 30, 2009 and 2008 consists of the following:

	June 30, 2009	June 30, 2008

Raw materials	$1,104,461	$584,003
Packaging supplies	412,314	1,327,283
Work in process	1,314,344	647,607
Finished goods	1,115,429	996,798
Subtotal	3,946,548	3,555,691
Less: Inventory reserve	138,259	-
Total	$3,808,289	$3,555,691

TIANYIN PHARMACEUTICAL CO., INC.

Notes to Consolidated Financial Statements
June 30, 2009 and 2008

Note 4– Property and Equipment
Property and equipment at June 30, 2009 and 2008 consists of the following:

	June 30, 2009	June 30, 2008

Buildings	$5,175,726	$5,154,528
Machinery and equipment	1,200,827	1,138,133
Office equipment and furniture	48,777	48,577
Vehicles	397,340	395,713
Subtotal	6,822,670	6,736,951
Less: Accumulated depreciation	2,165,795	1,780,435
	4,656,875	4,956,516
Add: Construction in progress	4,985,651	802,450
Total	$9,642,526	$5,758,966

Depreciation expense for the fiscal years ended June 30, 2009 and 2008 was $378,038 and $301,747, respectively.

Note 5– Intangible Assets

Intangible assets at June 30, 2009 and 2008 consist of the following:

	June 30, 2009	June 30, 2008

Rights to use land	$1,450,350	$1,444,410
Approved drugs	11,125,690	9,102,351
Intangible assets	12,576,040	10,546,761
Less: accumulated amortization	538,557	239,007

Total	$12,037,483	$10,307,754

Amortization expense for the fiscal years ended June 30, 2009 and 2008 was $298,567 and $70,865, respectively.

Note 6 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2009	June 30, 2008

Accounts payable	$1,182,714	$1,237,682
Accrued expenses	209,925	100,000

Total	$1,392,639	$1,337,682

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

TIANYIN PHARMACEUTICAL CO., INC.

Notes to Consolidated Financial Statements
June 30, 2009 and 2008

Note 7 – Short-Term Bank Loans

Short-term bank loans consist of the following:

	June 30, 2009	June 30, 2008
On July 11th, 2007, the Company obtained a loan from Agricultural Bank of
China, out of which the principal was paid in full by July 10th, 2008.The interest was calculated using an annual fixed interest rate of 8.541% and paid
monthly. The loan was secured by the Company’s property and equipment.	$-	$145,900

On July 16th, 2007, the Company obtained a loan from Agricultural Bank of
China, out of which the principal was paid in full by July 15th, 2008.The interest was calculated using an annual fixed interest rate of 8.541% and paid
monthly. The loan was secured by the Company’s property and equipment.	$-	$145,900

On July 25th, 2007, the Company obtained a loan from Agricultural Bank of
China, out of which the principal was paid in full by July 24th, 2008.The interest was calculated using an annual fixed interest rate of 8.892% and paid
monthly. The loan was secured by the Company’s property and equipment.	$-	$226,145

On June 23rd, 2008, the Company obtained a loan from Agricultural Bank of
China, out of which the principal was paid in full by June 23th,2009.The interest was calculated using an annual fixed interest rate of 7.881% and paid
monthly. The loan was secured by the Company’s property and equipment.	$-	$875,400

On July 11th, 2008, the Company obtained a loan from Agricultural Bank of
China, out of which the principal is to be paid in full by July 10th,2009.The interest
is to be calculated using an annual fixed interest rate of 7.881% and paid	$520,075	-
monthly. The loan is secured by the Company’s property and equipment.

On June 24th, 2009, the Company obtained a loan from Agricultural Bank of
China, out of which the principal is to be paid in full by June 23th,2010.The interest is to be calculated using an annual fixed interest rate of 5.6286% and paid
monthly. The loan is secured by the Company’s property and equipment.	$879,000	-

Total short-term bank loans	$1,399,075	$1,393,345

Note 8 – Income Taxes

Raygere is incorporated in the British Virgin Islands. Under the corporate tax laws of British Virgin Islands, it is not subject to tax on income or capital gain.

The operating subsidiary Chengdu Tianyin is a wholly foreign-owned enterprise incorporated in the PRC and subject to PRC Foreign Enterprise Income Tax (“FEIT”) Law. Chengdu Tianyin is entitled to the preferential tax treatment for Opening Up its production facility in Western China in Sichuan Province. The applicable reduced preferential state EIT rate under this policy is 15% until December 31, 2010. Accordingly, the effective tax rate for Chengdu Tianyin for the period from its date of incorporation to June 30, 2009 is 15%.

TIANYIN PHARMACEUTICAL CO., INC.

Notes to Consolidated Financial Statements
June 30, 2009 and 2008

Note 8 – Income Taxes (continued)

On March 16, 2007, the National People’s Congress of China enacted a new Corporate Income Tax (“CIT”) law, under which FIEs and domestic companies would be subject to CIT at a uniform rate of 25%. The new CIT law will become effective on January 1, 2008. Currently, the Company does not believe the new CIT law will affect the preferential tax treatments enjoyed by them. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of June 30, 2009, the Company has not recorded any withholding tax on the retained earnings of its foreign invested enterprises in China.

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

In July 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company does not recognize any benefits in the financial statements for the fiscal years ended June 30, 2009.

Note  9 – Stockholders’ Equity and Related Financing Agreements

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

TIANYIN PHARMACEUTICAL CO., INC.

Notes to Consolidated Financial Statements
June 30, 2009 and 2008

Note 9 – Stockholders’ Equity and Related Financing Agreements (continued)

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

Until June 30, 2009, there has been 2,369,125 shares of Series A Preferred Stock converted to 2,369,125 shares of Tianyin Common stock in total, of which 2,237,875 shares converted in the fiscal year ended June 30, 2009.

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

On July 29, 2008, the Company issued 236,488 shares of common stock, representing the fiscal year 2008 fourth quarter dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock.

On September 30, 2008, the Company recorded $361,332 as dividends to the investors of the Company’s January 2008 financings, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. This resolution was approved by the Company’s Board and the Company decided to issue common stock to those investors in lieu of cash.

On October 29, 2008, the Company issued 225,932 shares of common stock, representing the fiscal year 2009 first quarter dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock.

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

On January 5, 2009, the Company issued 223,558 shares of common stock, representing the fiscal year 2009 second quarter dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock.

TIANYIN PHARMACEUTICAL CO., INC.

Notes to Consolidated Financial Statements
June 30, 2009 and 2008

Note 9 – Stockholders’ Equity and Related Financing Agreements (continued)

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

On April 14, 2009, the Company issued 216,609 shares of common stock, representing the FY 2009 third quarter dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock.

On April 14, 2009, the company announced that its Series A Preferred shareholders approved an annual cash dividend of $0.10 per common share that will be paid quarterly for each quarter of this fiscal year to common shareholders. The initial dividend of $0.025 per common share, which amounted to $73,944, was paid to common shareholders of record on April 30, 2009, with the actual distribution on June 10, 2009. The cash dividend was paid solely to common stockholders and not paid on shares owned by management, advisors or other inside shareholders, all of whom have agreed to waive receipt of the dividend.

On June 30, 2009, the Company recorded $325,417 as dividends to the investors of the Company’s January 2008 financings, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. This resolution was approved by the Company’s Board and the Company decided to pay the dividends in cash to those investors.

Note 10 – Employee Welfare Plan

The Company has established an employee welfare plan in accordance with Chinese laws and regulations. Full-time employees of the Group in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. PRC labor regulations require the Group to accrue for these benefits based on a certain percentage of the employees’ salaries. The total contribution for such employee benefits was $160,466 and $135,324 for the fiscal years ended June 30, 2009 and 2008, respectively.

Note 11– Statutory Common Welfare Fund

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

TIANYIN PHARMACEUTICAL CO., INC.

Notes to Consolidated Financial Statements
June 30, 2009 and 2008

Note 11– Statutory Common Welfare Fund (continued)

Allocations to the discretionary surplus reserve were approved in the shareholders’ general meeting. The Company provided a reserve for the welfare fund of $919,001 and $697,369 for the fiscal years ended June 30, 2009 and 2008, respectively.

Note 12 – Risk Factors

The fiscal years ended June 30, 2009, three major vendors accounted for approximately 46% of the Company’s raw materials, while the fiscal years ended June 30, 2008, three major vendors accounted for approximately 36% of the Company’s raw materials. Total purchases from these vendors were $10,554,622 and $8,216,260 for the years ended June 30, 2009 and 2008, respectively.

Five major customers accounted for 20% and 45% of the net revenue for the fiscal years ended June 30, 2009 and 2008. Total sales to these customers were $8,578,871 and $15,910,871, for the years ended June 30, 2009 and 2008, respectively.

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

Note 14 – Supplemental Cash Flow Disclosures

The following is supplemental information relating to the consolidated statements of cash flows:

	For the Years Ended,
	June 30, 2009	June 30, 2008

Cash paid for interest	$95,880	$368,113
Cash paid for income taxes	$1,491,207	$1,229,300

Note 15– Earnings Per Share

The Company presents earnings per share (“EPS”) on a basic and diluted basis. Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net earnings plus convertible preferred dividends and interest expense (after-tax) on convertible debt by the weighted average number of common shares outstanding including the dilutive effect of equity securities. The weighted average number of common shares calculated for Diluted EPS excludes the potential common stock that would be exercised under the options and warrants granted to officers because the inclusion of the potential shares from these options and warrants would cause an antidilutive effect by increasing the net earnings per share.

TIANYIN PHARMACEUTICAL CO., INC.

Notes to Consolidated Financial Statements
June 30, 2009 and 2008

Note 15– Earnings Per Share (continued)

	June 30, 2009	June 30, 2008

Net income (numerator for diluted income per share)	$7,907,610	$5,971,308

Less: Dividend attributable to preferred stockholders	1,391,021	461,742

Net income attributable to common stockholders	6,516,589	5,509,566
(numerator for basic income per share)

Weighted average common shares
(denominator for basic income per share)	15,937,411	14,511,717

Effect of diluted securities:
Convertible preferred stock	8,756,873	2,893,433
Convertible notes	-	1,311,242
Warrants	110,997	411,461

Weighted average common shares
(denominator for diluted income per share)	24,805,281	19,127,853

Basic net income (loss) per share	$0.41	$0.38
Diluted net income (loss) per share	$0.32	$0.31

Note 16 – Share Exchange

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

Note 17 – Treasury Stock

On October 27, 2008, the board of directors approved the stock repurchase program and authorized the repurchase of up to three (3) million shares of the Company’s common stock on the open market or through privately negotiated transactions. During the fiscal year ended June 30, 2009, the Company repurchased 83,785 shares at an aggregate cost of $111,587.  The purpose of the repurchase program was to reduce the number of shares outstanding and thus increasing the price of remaining shares.

Note 18 - Subsequent Events

On July 8, 2009, the Company declared a quarterly cash dividend to be paid to its common stock shareholders. The dividend of $0.025 per common share, with the total amount of $171,823 has been declared to shareholders of record as of July 31, 2009, with the actual distribution occurring on or about September 10, 2009.

As of September 22, 2009, 528,751 Class A and 343,750 Class B Warrants of the Company have been exercised for respective equivalent number of shares of common stock. The exercise prices of Class A and Class B Warrants are $2.50 and $3.00 per share, respectively.  In addition, the options issued to external service providers to purchase 150,000 shares of common stock at $2.00 per share have been exercised. In addition, 82,394 placement agent warrants have been exercised for an equivalent number of shares of common stock.  The exercise price of the Placement Agent Warrants is $1.60 per share.  As a result, an aggregate of 1,104,895shares of outstanding common stock have been added and approximately $2,785,000 of gross proceeds have been received from the exercise of these warrants and options.

As of September 22, 2009, there has been 6,713,125 shares of Series A Preferred Stock converted to 6,713,125 shares of Common stock of which 4,344,000 shares converted after June 30, 2009.  As of September 22, 2009, there are 2,802,500 shares of Series A Preferred Stock outstanding and each of these shares of Series A Preferred Stock is convertible at any time at the option of the holder into one (1) full share of Tianyin Common stock.

As of September  22, 2009, the company issued 15,000 shares to an external service provider in addition to cash compensations.  These shares were part of the 45,000 restricted shares that were granted in April 2009 but vested in the first quarter of our 2009 fiscal year.

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

Pursuant to the Share Exchange, we changed our fiscal year to that of our subsidiary, which is June 30, 2007.  Patrizio & Zhao audited our financial statements for the year ended June 30, 2007 and issued a report regarding same.

ITEM 9A(T).         CONTROLS AND PROCEDURES

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

(b)	Changes in internal control over financial reporting

 In our Management’s Report on Internal Control Over Financial Reporting included in this current Form 10-K for the year ended June 30, 2009, management concluded that our internal control over financial reporting was effective. Management did however identify a significant deficiency as of June 30, 2009, as discussed below. A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

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

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during our last year to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART III

ITEM 10.                  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES

The following table and text set forth the names and ages of all directors and executive officers as of September 23, 2009. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.  There are no family relationships among our directors and executive officers. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

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

Name	Age	Position
Dr. Guoqing Jiang	40	Chairman of the Board, Chief Executive Officer and President
Professor Zunjian Zhang, Ph.D.	48	Director
Professor Jianping Hou, Ph.D.	47	Director
James T. McCubbin	45	Director
Stewar Shiang Lor	44	Director

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

Mr. James T. McCubbin, Director.  Mr. McCubbin currently serves as a Director, Executive Vice President and Chief Financial Officer at WidePoint Corporation, an American Stock Exchange listed company (NYSE AMEX: WYY).  Prior to the commencement of his employment with WidePoint, he held various senior financial management positions with several companies in the financial and government sectors.  Mr. McCubbin is a director, and serves on the audit committee for Quigley Corporation, a pharmaceutical company that is listed on NASDAQ under the symbol QGLY.  Mr. McCubbin is a graduate of the University of Maryland with a Bachelor of Science Degree in Finance and a Master’s Degree in International Management.

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

Based on our review of copies of such reports, we believe that there was compliance with all filing requirements of Section 16(a) applicable to our officers, directors and 10% stockholders during fiscal 2009.

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

Due to our lack of operations and size prior to the Share Exchange, we did not have an Audit Committee. Furthermore, until October 2008, we were quoted on the OTC Bulletin Board and the OTCBB does not have any listing requirements mandating the establishment of any particular committees.  For these same reasons, we did not have any other separate committees during most of fiscal 2008; all functions of a nominating committee, audit committee and compensation committee were performed by our sole director. However, on February 29, 2008, we set up the following committees:

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

ITEM 11.                      EXECUTIVE COMPENSATION

Executive Compensation

Prior to the Share Exchange, we had not paid any compensation to our chief executive officer or any other executive officer during the fiscal years ended December 31, 2006, 2005 or 2004, nor did we issue any options or awards to our executive officers during such time.  We did not have any employment agreements with our executive officers either.  Additionally, prior the Share Exchange, our directors did not receive any compensation for acting as such, but were reimbursed for out-of-pocket expenses incurred while attending board meetings.

The following table sets forth the compensation paid by Raygere, through Chengdu Tianyin to our chief executive officer and to all other executive officers for services rendered during the preceding three fiscal years.  In reviewing the table, please note that:

●	The compensation amounts paid to Dr. Jiang, reflects compensation paid to him by the operating subsidiaries of Raygere during the reported periods; and

●	No other officer earned more than US$100,000 per annum.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Quoqing Jiang, CEO	2009	100,000							100,000
Guoqing Jiang, CEO	2008	65,000	-	-	-	-	-	-	65,000
Guoqing Jiang, CEO(1)	2007	62,400	-	-	-	-	-	-	62,400
Guoqing Jiang, CEO(1)	2006	52,000	-	-	-	-	-	-	52,000

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

As of September 22, 2009, we had a total of 23,577,807 shares of Common Stock outstanding.

The following table sets forth, as of September 22, 2009: (a) the names and addresses of each beneficial owner of more than five percent (5%) of our Common Stock known to us, the number of shares of Common Stock beneficially owned by each such person, and the percent of our Common Stock so owned before and after the Share Exchange; and (b) the names and addresses of each director, executive officer and significant employee before and after the Share Exchange, the number of shares our Common Stock beneficially owned, and the percentage of our Common Stock so owned, by each such person, and by all of our directors and executive officers as a group before and after the Share Exchange. Each person has sole voting and investment power with respect to the shares of our Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated. Individual beneficial ownership also includes shares of Common Stock that a person has the right to acquire within 60 days from September 22, 2009.

Name	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares

Time Poly Management Ltd.	9,976,824	(1)	55.66%

Dr. Guoqing Jiang, CEO, Acting Chief Financial Officer and President	9,976,824	(1)(2)	55.66%

Cmark Holdings Co., Ltd.(6)	2,165,503		12.09%

Stewart Shiang Lor, Director	12,142,327	(6)	67.74%

Mr. Xintao You	769,059	(7)	4.29%

Mr. Yong Zhan	751,368	(9)	4.19%

Ms. Li Zhou	544,455	(7)	3.04%

Mr. Daqiao Zhang	225,605	(9)	1.26%

Mr. Hongcai Li	30,080	(9)	*

Professor Zunjian Zhang, Ph.D, Director	0		*

Professor Jianping Hou, Ph.D., Director	0		*

Mr. James T. McCubbin, Director	0		*

TriPoint Global Equities, LLC	1,260,927	(10)	7.03%

All Directors, Executive Officers and Director, As a Group	12,180,756		67.96%

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

(4)                 Mr. Lor is the sole shareholder of Time Poly, which owns 9,976,824 shares of our voting stock and therefore, Mr. Lor beneficially owns 9,976,824 shares of our voting stock.  Mr. Lor is also the sole shareholder of Cmark, which owns 2,165,503 shares of our voting stock and therefore Mr. Lor beneficially owns 2,165,503 shares of our voting stock.  408,061 of the shares of our Common Stock held by Cmark and 1,880,021 of the shares of our Common Stock held by Time Poly (an aggregate of 2,288,082 of our shares) are subject to an escrow agreement pursuant to which such shares are to be released back to such members and to the Investors of the Financing, based upon certain performance targets of Chengdu Tianyin as set forth in the Share Escrow Agreement dated January 25, 2008, by and among us, Time Poly, Happyvale Limited, Fartop Management Limited and Cmark, the Investors in the Financing and the escrow agent. See “ Transactions with Related Persons, Promoters and Certain Control Persons ” below. Since we met the 2008 performance targets, half of the shares held in escrow for Cmark and Time Poly were returned to each such entity.

(5)                 This number includes the following: 765,222 shares (7.67%) of our Common Stock, which are part of the 9,976,824 shares of our Common Stock that were issued to Time Poly. Time Poly is currently wholly-owned by Stewart Shiang Lor, who has the sole voting and dispositive power over the shares of Time Poly.  Pursuant to a Share Transfer Agreement, dated as of January 16, 2008, Mr. You has an option to purchase from Stewart Shaing Lor up to 3,837 shares of Time Poly equity, which will cause him to own 7.67% of Time Poly. See “ Transactions with Related Persons, Promoters and Certain Control Persons ” below.

(6)                 This number includes the following: 747,264 shares (7.49%) of our Common Stock, which are part of the 9,976,824 shares of our Common Stock that were issued to Time Poly. Time Poly is currently wholly-owned by Stewart Shiang Lor, who has the sole voting and dispositive power over the shares of Time Poly.  Pursuant to a Share Transfer Agreement, dated as of January 16, 2008, Mr. Zhan has an option to purchase from Stewart Shaing Lor up to 3,743 shares of Time Poly equity, which will cause him to own 7.49% of Time Poly.  See “ Transactions with Related Persons, Promoters and Certain Control Persons ” below.

(7)                 This number includes the following: 541,741 shares (5.43%) of our Common Stock, which are part of the 9,976,824 shares of our Common Stock that were issued to Time Poly. Time Poly is currently wholly-owned by Stewart Shiang Lor, who has the sole voting and dispositive power over the shares of Time Poly.  Pursuant to a Share Transfer Agreement, dated as of January 16, 2008, Ms. Zhou has an option to purchase from Stewart Shaing Lor up to 2,714 shares of Time Poly equity, which will cause him to own 5.43% of Time Poly.  See “ Transactions with Related Persons, Promoters and Certain Control Persons ” below.

(8)                 This number includes the following: 224,479 shares (2.25%) of our Common Stock, which are part of the 9,976,824 shares of our Common Stock that were issued to Time Poly. Time Poly is currently wholly-owned by Stewart Shiang Lor, who has the sole voting and dispositive power over the shares of Time Poly.  Pursuant to a Share Transfer Agreement, dated as of January 16, 2008, Mr. Zhang has an option to purchase from Stewart Shaing Lor up to 1,126 shares of Time Poly equity, which will cause him to own 2.25% of Time Poly.  See “ Transactions with Related Persons, Promoters and Certain Control Persons ” below.

(9)                 This number includes the following: 29,930 shares (0.30%) of our Common Stock, which are part of the 9,976,824 shares of our Common Stock that were issued to Time Poly. Time Poly is currently wholly-owned by Stewart Shiang Lor, who has the sole voting and dispositive power over the shares of Time Poly.  Pursuant to a Share Transfer Agreement, dated as of January 16, 2008, Mr. Li has an option to purchase from Stewart Shaing Lor up to 150 shares of Time Poly equity, which will cause him to own 0.30% of Time Poly.  See “ Transactions with Related Persons, Promoters and Certain Control Persons ” below.

(10)                 This number includes the 1,260,927 shares of common stock underlying the placement agent warrants TriPoint Global received as placement agent of the January 2008 Financings.  Mark Elenowitz and Michael Boswell have voting, dispositive or investment powers over TriPoint Global.

Changes in Control

Pursuant to the Share Exchange, we had 14,587,200 shares of Common Stock issued and outstanding, of which Raygere’s former shareholders owned 87.68% with the balance held by investors in the Financing and those who held our shares prior to the Share Exchange. Therefore, the closing of the Share Exchange caused a change in control.

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

We have achieved the performance target for 2009 and accordingly, 500,000 (22.727%) of the Escrowed Shares shall be released from escrow and delivered to the Management Group within five (5) Business Days of the date of the filing of this report.

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

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Patrizio & Zhou for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2009 and 2008 were approximately $11,000 and $90,000, respectively.

 (2) AUDIT-RELATED FEES

NONE

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

The policy of our Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by the Company’s independent auditors during the fiscal year.

No services related to Audit-Related Fees, Tax Fees or All Other Fees described above, were approved by the Audit Committee.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

(A)	(1) AND (2) Financial Statements and Financial Statement Schedules See “Index to Consolidated Financial Statements” on page F-1

(A)            (3)  EXHIBITS

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed on September 29, 2008)

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed on September 29, 2008)

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, the “Act”

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a) of the “Act”

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tianyin Pharmaceutical Co., Inc

By:	/s/ Guoqing Jiang
Guoqing Jiang PRESIDENT AND CHIEF EXECUTIVE OFFICER AND ACTING CHIEF FINANCIAL OFFICER

Date:   September 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	September 24, 2009		/s/ Guoqing Jiang
Guoqing Jiang PRESIDENT, CHIEF EXECUTIVE OFFICER, DIRECTOR

Date:	September 24, 2009	By:	/s/ Zunjian Zhang
Zunjian Zhang DIRECTOR

Date:	September 24, 2009	By:	/s/ Jianping Hou
Jianping Hou DIRECTOR

Date:	September 24, 2009	By:	/s/ James T. McCubbin
James T. McCubbin DIRECTOR

Date:	September 24, 2009	By:	/s/ Stewart Shiang Lor
Stewart Shiang Lor DIRECTOR