Form 10-Q
period 2009-09-30
TIANYIN PHARMACEUTICAL CO., INC.
filed 2009-11-13
CIK 1362718

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

       [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

23rd Floor, Unionsun Yangkuo Plaza
No. 2, Block 3, Renmin Road South
Chengdu, P. R. China, 610041

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

As of November 13, 2009, we are authorized to issue up to 50,000,000 shares of Common Stock, par value US$.001 per share and 10,000,000 shares of Series A Preferred Stock, of which 25,385,377 and 2,358,250 respectively are currently issued and outstanding.

TIANYIN PHARMACEUTICAL CO., INC.

PART I- FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Tianyin Pharmaceutical Co., Inc.:

We have reviewed the accompanying consolidated balance sheet of Tianyin Pharmaceutical Co., Inc. and Subsidiaries (the “Company”) as of September 30, 2009, and the related consolidated statements of operations and comprehensive income, and cash flows for the three months ended September 30, 2009 and 2008. These consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Tianyin Pharmaceutical Co., Inc. and subsidiaries as of June 30, 2009, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated September 10, 2009, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of June 30, 2009, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Patrizio & Zhao, LLC
Patrizio & Zhao LLC

Parsippany, New Jersey
November 2, 2009

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.

Consolidated Balance Sheets
(Unaudited)

	September 30,	June 30,
	2009	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,352,876	$12,352,223
Accounts receivable, net of allowance for doubtful accounts of $172,182
and $171,947 at September 30, 2009 and June 30, 2009, respectively	7,121,470	5,620,519
Inventory	3,686,431	3,808,289
Advance payments	764,307	1,188,115
Loan receivable	293,400	-
Other receivables	201,321	601,912
Other current assets	62,560	81,277
Total current assets	26,482,365	23,652,335

Property and equipment, net	10,014,096	9,642,526

Intangibles, net	14,302,974	12,037,483

Total assets	$50,799,435	$45,332,344

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$1,577,677	$1,392,639
Short-term bank loans	1,400,985	1,399,075
VAT taxes payable	475,592	458,930
Income taxes payable	510,250	490,514
Other taxes payable	11,473	11,890
Dividends payable	233,683	325,417
Other current liabilities	341,957	307,934
Total current liabilities	4,551,617	4,386,399

Total liabilities	4,551,617	4,386,399

Equity
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized,
23,520,057 and 17,908,912 shares issued and outstanding at
September 30, 2009 and June 30, 2009, respectively	23,520	17,909
Series A convertible preferred stock, $0.001 par value, 2,655,250 and
7,146,500 shares issued and outstanding at September 30, 2009 and
June 30, 2009, respectively	2,655	7,147
Additional paid-in capital	22,740,187	19,694,514
Statutory reserve	2,299,807	2,299,807
Treasury stock	(111,587)	(111,587)
Retained earnings	18,268,426	16,486,775
Accumulated other comprehensive income	2,587,237	2,551,380
Total stockholders’ equity	45,810,245	40,945,945

Noncontrolling interest	437,573	-

Total equity	46,247,818	40,945,945

Total liabilities and equity	$50,799,435	$45,332,344

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.

Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
	For the Three Months Ended
	September 30,
	2009	2008

Sales	$13,405,203	$9,561,940

Cost of sales	6,349,227	4,682,624

Gross profit	7,055,976	4,879,316

Operating expenses:
Selling, general and administrative	4,117,766	2,633,361
Research and development	192,490	82,638
Total operating expenses	4,310,256	2,715,999

Income from operations	2,745,720	2,163,317

Other income (expenses):
Interest income	10,415	-
Interest expense	(19,975)	(27,720)
Other income (expenses)	(39,502)	14,245
Total other expenses	(49,062)	(13,475)

Income before provision for income tax	2,696,658	2,149,842

Provision for income tax	509,936	358,849

Net income before noncontrolling interest	2,186,722	1,790,993

Noncontrolling interest	(2,526)	-

Net income	2,189,248	1,790,993

Other comprehensive income
Foreign currency translation adjustment	35,857	89,434

Comprehensive income	$2,225,105	$1,880,427

Basic earnings per share	$0.10	$0.09
Diluted earnings per share	$0.08	$0.07

Weighted average number of common shares outstanding
Basic	19,735,790	15,357,818
Diluted	27,516,458	24,558,625

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.

Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net Income	$2,189,248	$1,790,993
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	197,037	119,399
Noncontrolling interest	(2,526)	-
Share-based payments	512,209	-
Loss on disposal of fixed assets	39,502	-
Changes in current assets and current liabilities:
Accounts receivable	(1,492,362)	(88,138)
Inventory	126,979	(1,019,969)
Other receivables	401,155	(339,566)
Other current assets	18,750	152,822
Accounts payable and accrued expenses	183,242	(60,470)
VAT taxes payable	16,025	(15,780)
Income tax payable	19,054	16,489
Other taxes payable	(433)	(22,708)
Other current liabilities	33,582	(29,277)
Total adjustments	52,214	(1,287,198)

Net cash provided by operating activities	2,241,462	503,795

Cash flows from investing activities:
Additions to property and equipment	(525,965)	-
Additions to intangible assets – drug	(1,891,269)	(175,668)
Loan receivable	(293,220)	-

Net cash used in investing activities	(2,710,454)	(175,668)

Cash flows from financing activities:
Additional paid-in capital	2,534,581	-
Nontrolling interest	439,830	-
Payment of dividends	(499,331)	-

Net cash provided by financing activities	2,475,080	-

Effect of foreign currency translation on cash	(5,435)	32,648

Net increase in cash and cash equivalents	2,000,653	360,775

Cash and cash equivalents – beginning	12,352,223	12,057,150

Cash and cash equivalents – ending	$14,352,876	$12,417,925

Supplemental schedule of non cash activities
Advance payments exchanged for intangible assets – drug	$425,169	$-

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.
Notes to Consolidated Financial Statements
September 30, 2009 and 2008
(Unaudited)

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

In June 2009, Chengdu Tianyin invested $723,500 to establish a wholly-owned trading subsidiary, Chengdu Tianyin Medicine Trading Co., Ltd (“Tianyin Medicine Trading”) for sales and distribution of medicine produced by Chengdu Tianyin. As of September 30, 2009, Tianyin Medicine Trading has been in operation and equity method of accounting is used in consolidation.

On August 21, 2009, Sichuan Jiangchuan Pharmaceutical Co., Ltd (“Sichuan Jiangchuan”) was established by Chengdu Tianyin, Sichuan Mingxin Pharmaceutical and an individual investor with crude drug production as its major business. Total registered capital of Sichuan Jiangchuan is $2,934,000, of which Chengdu Tianyin accounts for 77%. As of September 30, 2009, registered capital of $1,173,600 has been invested and the Company was still at the stage of preparation for operation. Equity method of accounting is used in consolidation.

TIANYIN PHARMACEUTICAL CO., INC.
Notes to Consolidated Financial Statements
September 30, 2009 and 2008
(Unaudited)

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America. The consolidated financial statements include the accounts of Tianyin Pharmaceutical Co., Inc. and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

Interim Financial Statements

These interim financial statements should be read in conjunction with the audited financial statements for the years ended June 30, 2009 and 2008, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the years ended June 30, 2009 and 2008.

Recent Accounting Pronouncements

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) officially launched the FASB Accounting Standards Codification (“ASC”), which has become the single official source of authoritative nongovernmental U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission. The ASC is designed to simplify U.S. GAAP into a single, topically ordered structure. All guidance contained in the ASC carries an equal level of authority. The ASC is effective for all interim and annual periods ending after September 15, 2009. The Company’s implementation of this guidance effective July 1, 2009 did not have a material effect on the Company’s condensed consolidated financial statements.

On July 1, 2009, the Company adopted the accounting and disclosure requirements of Statement of Financial Accounting Standard (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, which is now included with ASC Topic 810 Consolidation.  This standard establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  On a prospective basis, any changes in ownership will be accounted for as equity transactions with no gain or loss recognized on the transactions unless there is a change in control.

Note 3– Accounts Receivable

Trade accounts receivable are stated at original invoice amount less allowance for doubtful receivables based on management’s periodic review of aging of outstanding balances and customer credit history. Allowance for doubtful accounts amounted to $172,182 and $171,947 at September 30, 2009 and June 30, 2009, respectively.

TIANYIN PHARMACEUTICAL CO., INC.
Notes to Consolidated Financial Statements
September 30, 2009 and 2008
(Unaudited)

Note 4– Inventory

Inventory at September 30, 2009 and June 30, 2009 consists of the following:

	September 30, 2009	June 30, 2009

Raw materials	$1,686,570	$1,104,461
Packaging supplies	407,588	412,314
Work in process	613,196	1,314,344
Finished goods	1,117,524	1,115,429
Subtotal	3,824,878	3,946,548
Less: Inventory reserve	138,447	138,259
Total	$3,686,431	$3,808,289

Note 5– Property and Equipment

Property and equipment at September 30, 2009 and June 30, 2009 consists of the following:

	September 30, 2009	June 30, 2009

Buildings	$8,748,277	$5,175,726
Machinery and equipment	2,629,439	1,200,827
Office equipment and furniture	49,872	48,777
Vehicles	62,788	397,340
Subtotal	11,490,376	6,822,670
Less: Accumulated depreciation	1,948,654	2,165,795
	9,541,722	4,656,875
Add: Construction in progress	472,374	4,985,651
Total	$10,014,096	$9,642,526

Depreciation expense for the three months ended September 30, 2009 and 2008 was $128,277 and $79,215, respectively.

Note 6– Intangible Assets

Intangible assets at September 30, 2009 and June 30, 2009 consist of the following:

	September 30, 2009	June 30, 2009

Rights to use land	$1,452,330	$1,450,350
Approved drugs	13,458,738	11,125,690
Intangible assets	14,911,068	12,576,040
Less: accumulated amortization	608,094	538,557

Total	$14,302,974	$12,037,483

Amortization expense for the three months ended September 30, 2009 and 2008 was $68,760 and $40,184, respectively.

TIANYIN PHARMACEUTICAL CO., INC.
Notes to Consolidated Financial Statements
September 30, 2009 and 2008
(Unaudited)

Note 7 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2009	June 30, 2009

Accounts payable	$1,183,285	$1,182,714
Accrued expenses	394,392	209,925

Total	$1,577,677	$1,392,639

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

Note 8 – Short-Term Bank Loans

Short-term bank loans consist of the following:

	September 30,	June 30,
	2009	2009

On July 11th, 2008, the Company obtained a loan from Agricultural Bank of
China, out of which the principal was paid in full by July 10th, 2009.The interest was calculated using an annual fixed interest rate of 7.881% and paid monthly. The loan was secured by the Company’s property and
equipment.	$-	$520,075

On June 24th, 2009, the Company obtained a loan from Agricultural Bank of China, out of which the principal is to be paid in full by June 23th, 2010.
The interest is to be calculated using an annual fixed interest rate of 5.6286% and paid monthly. The loan is secured by the Company’s property and equipment.	$880,200	$879,000

On July 16th, 2009, the Company obtained a loan from Agricultural Bank of
China, out of which the principal is to be paid in full by July 15th, 2010.The interest is to be calculated using an annual fixed interest rate of 5.6286%
and paid monthly. The loan is secured by the Company’s property and
equipment.	$520,785	$-

Total short-term bank loans	$1,400,985	$1,399,075

Note 9 – Income Taxes

Raygere is incorporated in the British Virgin Islands. Under the corporate tax laws of British Virgin Islands, it is not subject to tax on income or capital gain.

TIANYIN PHARMACEUTICAL CO., INC.
Notes to Consolidated Financial Statements
September 30, 2009 and 2008
(Unaudited)

The operating subsidiary Chengdu Tianyin is a wholly foreign-owned enterprise incorporated in the PRC and subject to PRC Foreign Enterprise Income Tax (“FEIT”) Law. Chengdu Tianyin is entitled to the preferential tax treatment for Opening Up its production facility in Western China in Sichuan Province. The applicable reduced preferential state EIT rate under this policy is 15% until December 31, 2010. Accordingly, the effective tax rate for Chengdu Tianyin for the period from its date of incorporation to September 30, 2009 is 15%. As domestic invested companies, the effective tax rates of Tianyin Medicine Trading and Sichuan Jiangchuan are both 25% each from their operations.

On March 16, 2007, the National People’s Congress of China enacted a new Corporate Income Tax (“CIT”) law, under which FIEs and domestic companies would be subject to CIT at a uniform rate of 25%. The new CIT law became effective on January 1, 2008. Currently, the Company does not believe the new CIT law will affect the preferential tax treatments enjoyed by them. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of September 30, 2009, the Company has not recorded any withholding tax on the retained earnings of its foreign invested enterprises in China.

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

Note 10 – Stockholders’ Equity and Related Financing Agreements

On January 16, 2008, the shareholders of Raygere were issued 12,790,800 shares of Viscorp’s Common Stock, under a Share Exchange Agreement (SEA) pursuant to a claim of exemption under Section 4(2) of the Securities Act of 1933, as amended, for issuances not involving a public offering. Under the SEA, after the transfer of all of its shares, Raygere became a wholly-owned subsidiary of Viscorp, which has changed its name to Tianyin Pharmaceutical Co., Inc. (hereinafter Tianyin).

On January 16 and 25, 2008, Tianyin (formerly Viscorp) completed private financings totaling $15,225,000, with 27 accredited investors (the “January 2008 Financing”). The net proceeds from the financing were approximately $13,697,000. Consummation of the financing was a condition to the completion of the Share Exchange transaction with Raygere and the Raygere Stockholders under the Share Exchange Agreement. The securities offered in the financing were sold pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) by and among Tianyin (formerly Viscorp.), Raygere, the Raygere stockholders, Grandway and the investors named in the Purchase Agreement (collectively, the “Investors”). In accordance with the Purchase Agreement, Tianyin (formerly Viscorp.) issued a total of 152.25 units of securities consisting of: (i) an aggregate of $15,225,000 principal amount of Tianyin 10% convertible exchangeable notes due on or before June 30, 2009 (the “Notes”); (ii) five (5) year warrants to purchase 4,757,814 shares of Tianyin Common Stock, $0.001 par value per share (“Common Stock”) at an initial exercise price of $2.50 per share (the “Class A Warrants”), and (iii) seven (7) year warrants to purchase 4,757,814 shares of Tianyin common stock at an initial exercise price of $3.00 per share (the “Class B Warrants” and together with the Class A Warrants, the “Warrants”). The exercise prices of the Warrants are subject to weighted average and other anti-dilution adjustments.

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
September 30, 2009 and 2008
(Unaudited)

●
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

As at September 30, 2009, there had been 6,860,375 shares of Series A Preferred Stock converted into 6,860,375 shares of Tianyin Common stock, of which 4,491,250 shares were converted during the three months ended September 30, 2009.

As of September 30, 2009, 528,751 Class A and 343,750 Class B Warrants  have been exercised for the respective equivalent number of shares of common stock. The exercise prices of Class A and Class B Warrants are $2.50 and $3.00 per share, respectively.  In addition, placement agent warrants to purchase 82,394 shares of common stock at $1.60 were exercised and options issued to external service providers to purchase 150,000 shares of common stock at $2.00 per share were also exercised. As a result, an aggregate of 1,104,895 shares of common stock have been added to the Company’s issued and outstanding shares of common stock and a total of $2,596,708 net proceeds have been received from the exercise of these warrants and options.

On May 9, 2008, Chengdu Tianyin issued 20,000 shares of Common stock to employees. The Company recorded this transaction to the General and Administrative expense at the share price on the date of the issuance, which amounted to $68,000.

In connection with the financing, Tianyin granted warrants to purchase 1,522,500 shares of Common Stock with an exercise price of $1.60, $2.50 and $3.00 per share to TriPoint Global Equities, LLC, the placement agent in the financing. These warrants have the same terms as the warrants issued to investors and are included in the units.

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

TIANYIN PHARMACEUTICAL CO., INC.
Notes to Consolidated Financial Statements
September 30, 2009 and 2008
(Unaudited)

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

On April 14, 2009, the Company announced that its Series A Preferred shareholders approved an annual cash dividend of $0.10 per common share that will be paid quarterly for each quarter of this fiscal year to common shareholders. The initial dividend of $0.025 per common share, which amounted to $73,944, was paid to common shareholders of record on April 30, 2009, with the actual distribution on June 10, 2009. The cash dividend was paid solely to common stockholders and not paid on shares owned by management, advisors or other inside shareholders, each of whom have agreed to waive receipt of the dividend.

On June 30, 2009, the Company recorded $325,417 as dividends to the investors of the Company’s January 2008 financings, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. This resolution was approved by the Company’s Board and the Company paid the dividends in cash to those investors on July 31, 2009.

On July 8, 2009, the Company declared a quarterly cash dividend to be paid to its common stock shareholders. The dividend of $0.025 per common share, with the total amount of $172,023 had been declared to shareholders of record as of July 31, 2009 and actually paid on September 9, 2009.

On September 30, 2009, the Company recorded $233,683 as dividends to the investors of the Company’s January 2008 financings, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. This resolution was approved by the Company’s Board and the Company decided to pay the dividends in cash to those investors.

Note 11 – Employee Welfare Plan

The Company established an employee welfare plan in accordance with Chinese laws and regulations. Full-time employees of the Company in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. PRC labor regulations require the Group to accrue for these benefits based on a certain percentage of the employees’ salaries. The total contribution for such employee benefits was $50,739 and $46,292 for the three months ended September 30, 2009 and 2008, respectively.

TIANYIN PHARMACEUTICAL CO., INC.
Notes to Consolidated Financial Statements
September 30, 2009 and 2008
(Unaudited)

Note 12 – Risk Factors

During the three months ended September 30, 2009, three vendors accounted for approximately 38% of the Company’s purchases of raw materials, while during the three months ended September 30, 2008, two vendors accounted for approximately 36% of the Company’s purchases of raw materials. Total purchases from these vendors were $2,507,605 and $2,071,521 for the three months ended September 30, 2009 and 2008, respectively.

Five customers accounted for 15% and 18.5% of the total revenue for the three months ended September 30, 2009 and 2008. Sales to these customers were $2,411,347 and $2,074,811 for the three months ended September 30, 2009 and 2008, respectively.

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 13 – Concentrations of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

Note 14 – Supplemental Cash Flow Disclosures

The following is supplemental information relating to the consolidated statements of cash flows:

	Three Months Ended September 30,
	2009	2008

Cash paid for interest	$19,975	$27,720
Cash paid for income taxes	$490,514	$358,849

TIANYIN PHARMACEUTICAL CO., INC.
Notes to Consolidated Financial Statements
September 30, 2009 and 2008
(Unaudited)

Note 15 – Earnings Per Share

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

	Three Months Ended September 30,
	2009	2008

Net income (numerator for diluted income per share)	$2,189,248	$1,790,993

Less: Dividend attributable to preferred stockholders	233,683	361,331

Net income attributable to common stockholders	1,955,565	1,429,662
(numerator for basic income per share)

Weighted average common shares
(denominator for basic income per share)	19,735,790	15,357,818

Effect of diluted securities:
Convertible preferred stock	5,504,890	9,001,495
Warrants	2,275,778	199,312

Weighted average common shares
(denominator for diluted income per share)	27,516,458	24,558,625

Basic net income per share	$0.10	$0.09
Diluted net income per share	$0.08	$0.07

TIANYIN PHARMACEUTICAL CO., INC.
Notes to Consolidated Financial Statements
September 30, 2009 and 2008
(Unaudited)

Note 16 – Share - Based Payments

In March and April, 2009, the Company granted 45,000 restricted shares of common stock and options to purchase 75,000 and 195,000 shares of common stock at $2.00 and $1.60 per share, respectively, each with expected lives of 5 years, to external service providers in addition to cash compensations. The fair value of each option granted is estimated on the measurement date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the quarter ended September 30, 2009: expected volatility of 139.7 percent and risk-free interest rate of 2.31 percent.

In July 2009, the Company granted options to purchase 50,000 shares of common stock at $2.00 per share with an expected life of 3 years, to an external service provider in addition to cash compensations. The fair value of each option grant is estimated on the measurement date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the quarter ended September 30, 2009: expected volatility of 139.7 percent and risk-free interest rate of 1.45 percent.

Accordingly, an aggregate of $512,209 and $-0- share based payments were charged against income in professional fees of external service providers for the quarter ended September 30, 2009 and 2008, respectively.

Note 17 – Treasury Stock

On October 27, 2008, the board of directors approved a stock repurchase program and authorized the repurchase of up to 3,000,000 shares of the Company’s common stock on the open market or through privately negotiated transactions. As of September 30, 2009, the Company has repurchased 83,785 shares at an aggregate cost of $111,587. The purpose of the repurchase program was to reduce the number of shares outstanding and thus increase the price of remaining shares.

Note 18 - Subsequent Events

On October 5, 2009, the Company declared a quarterly cash dividend to be paid to its common stock shareholders. The dividend of $0.025 per common share has been declared to shareholders of record as of October 30, 2009, with the actual distribution occurring on or about December 10, 2009.

The Company completed a private equity financing of $4,987,500 on October 27, 2009, with eight accredited investors. Net proceeds from the offering, are approximately $4,490,000. Pursuant to the financing, we issued, for $4,987,500, a total of 1,534,570 units of our securities at $3.25 per unit. Each unit consists of (i) one share of the Company's Common Stock, par value $0.001 per share and (ii) a Series C Warrant (the "Series C Warrant"), with each Series C Warrant exercisable at $4.50 to purchase one fifth of a share of Common Stock, such that the total amount of warrants issued to each investor as shall be equal to twenty percent (20%) of the number of units purchased by each purchaser. Each of the Warrants has a term of three (3) years.

In connection with this financing, the Company paid cash compensation to the placement agent, Tripoint Global Equities, in the amount of $495,250.00. In connection with this financing, we granted warrants to purchase up to 184,148 shares of common stock to the placement agent or its designees. These warrants have the same terms as the warrants issued to investors and are included in the units.

TIANYIN PHARMACEUTICAL CO., INC.
Notes to Consolidated Financial Statements
September 30, 2009 and 2008
(Unaudited)

Note 18 - Subsequent Events (continued)

In connection with the financing, the Company also entered into a Registration Rights Agreement with the investors (the "Investor RRA"). Under the Investor RRA, the Company is required to prepare and file a registration statement for the resale of the common stock and the common stock underlying the Warrants and to use its best efforts to cause, and to maintain, the effectiveness of the registration statement. The Company is subject to certain monetary obligations if, among other reasons, the Company fails to file the registration statement with the SEC within 45 days of the date of the Investor RRA or the registration statement is not declared effective by the SEC within 150 days (180 days if the registration statement gets reviewed by the SEC) from the date of the Investor RRA. The obligations are payments in an amount equal to 2% of the aggregate amount invested by such Investor (based upon the number of Registrable Securities then owned by such Investor) for each 30 day period or any portion thereof following the date by which such registration statement should have been effective, up to a maximum amount of 10%.  Furthermore, in the event that the registration statement is not effective in the timeframe stated in the Investor RRA, the warrants contain a "cashless" exercise provisions in the event that there is not an effective registration statement.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Chengdu Tianyin for the three months ended September 30, 2009 and 2008 and should be read in conjunction with such financial statements and related notes included in this report.

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

In June 2009, Chengdu Tianyin invested $723,500 to establish a wholly-owned trading subsidiary, Chengdu Tianyin Medicine Trading Co., Ltd (“Tianyin Medicine Trading”) for sales and distribution of medicine produced by Chengdu Tianyin. We expect the establishment of Tianyin Medicine Trading will help optimize our business model through better distribution channels.  As at September 30, 2009, Tianyin Medicine Trading has been on operation and equity method of accounting is used in consolidation.

In August 2009, Sichuan Jiangchuan Pharmaceutical Co., Ltd (“Sichuan Jiangchuan”) was established by Chengdu Tianyin, Sichuan Mingxin Pharmaceutical and an individual investor with crude drug production as its major business. Total registered capital of Sichuan Jiangchuan is $2,934,000, of which Chengdu Tianyin accounts for 77%. As at September 30, 2009, registered capital amounted to $1,173,600 had been injected and the Company was still on the stage of preparation for operation. Equity method of accounting is used in consolidation.

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

As part of our continuing growth strategy, we will continue our partnership-based research and development efforts to further commercialize and broaden our product pipeline. During the quarter we have made significant process with our new product development.  We currently have 40 drug candidates under the Chinese State Food and Drug Administration (SFDA)  review and are planning a series of market launches in the next few years from our product pipeline. At the three months ended September 30, 2009, we have received three new SFDA approvals as below:

Drug Name	SFDA Approval Number

1. Sanqi Tablets	(SFDA approval number Z20093512)

2. Yinqiao Jiedu Tablets	(SFDA approval number Z20093555)

3. Kangjunxiaoyan Capsules	(SFDA approval number Z20090855)

Descriptions of the function of the above products are as follows：

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

Kangjunxiaoyan Capsules are a generic TCM which are used mainly to clear away heat and toxic materials, while also alleviating colds, sore throats and toothaches affected by exogenous wind-heat or endogenous fire.

An important aspect to support our growth strategy is to meet the increasing demand from our customers and enhance production and sales infrastructure.  As part of the use of proceeds from our private financing, we built production facilities on the vacant portion of our current premises to accommodate our growth; the new production plant project should enhance our overall production capacity. The new facilities cost US$4.98 million in total and were completed in July 2009. In August, the facility passed Good Manufacturing Practice certification and commenced production. This new facility increases our production capacity of solid dosage drugs approximately threefold.

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

Manufacturing, Sales and marketing

We support our commercialized products with various manufacturing, sales and marketing efforts. We are also in the process of enhancing our infrastructure and business via additional investments, including capital expenditures in new plant and production tools and facilities, improved and advanced information technology systems, and continued post-marketing studies and monitoring studies.

In June 2009, we engaged a major advertising firm to commence a marketing initiative for our Xuelian Chongcao Oral Liquid (Xuelian Chongcao) product that will include prominent, prime-time advertisements on China Central Television (CCTV).  CCTV is China's most famous television station and is viewed by roughly 98% of households throughout China.  We anticipate this advertisement initiative should expand the brand awareness for this product materially. We anticipate the increasing brand awareness should drive incremental sales materially and lay the groundwork for this product to follow similar growth histories of Ginko Mihuan and Xuelian Chongcao which have become blockbuster products for our Company.

Discussion on Operating Results

The following table shows the results of our business.

Comparison of results for the three months ended September 30, 2009 and 2008

Three months Ended September 30	2009	2008
Revenues	$13,405,203	$9,561,940
Cost of revenues	$6,349,227	$4,682,624
Gross profit	$7,055,976	$4,879,316
Selling, general and administrative and research and development expenses	$4,310,256	$2,715,999
Other income (expenses)	$(49,062)	$(13,475)
Income taxes	$509,936	$358,849
Non-controlling interest…………………	$(2,526)	$-
Net profit (loss)	$2,189,248	$1,790,993
Foreign currency translation adjustment	$35,857	$89,434
Comprehensive income (loss)	$2,225,105	$1,880,427

Revenue.  Total revenues were approximately US$13.4 million for the three months ended September 30, 2009 as compared to approximately US$9.6 million for the three months ended September 30, 2008, an increase of approximately US$3.8 million or 40%. The increase in our revenue was primarily the result of our recent sales and marketing efforts.  Specifically, our revenue growth was attributable to our sales channel expansion efforts that increased our market penetration of our current products. Management believes that our emphasis on broadening our product pipeline coupled with our continued sales channel expansions, along with our enhanced sales and marketing efforts and our continued expansion of our production facility should continue to yield significant revenue growth in our fiscal year 2010 and beyond.

Cost of Revenue.  Cost of revenue for the three months ended September 30, 2009 was approximately US$6.3 million or 47% of revenue as compared to US$4.7 million or 49% of revenue for the three months ended September 30, 2008. Our cost of revenue is primarily composed of the costs of direct raw materials, labor, depreciation and amortization of manufacturing equipment and facilities, and other overheads. The decrease in our cost of revenue was materially due to an increase in higher margin products in our sales mix along with enhanced cost controls processes that we implemented that yielded greater efficiencies in our production and manufacturing processes. We believe we should be able to further improve our margins and further reduce our cost of revenue by continuing to expand our efforts to increase our sales mix with a greater number of higher margin products and by continuing to improve our production and manufacturing processes.

Gross profit.  As a result of the above, gross profit for the three months ended September 30, 2009 was approximately 53% as compared to 51% for the three months ended September 30, 2008.

Operating Expenses.  Selling, general and administrative and research and development expenses were approximately US$4.3 million for the three months ended September 30, 2009, as compared to approximately US$2.7 million for the three months ended September 30, 2008, an increase of approximately US$1.6 million or 59%.  The increase was primarily a result of the implementation of our recent sales and marketing strategy that increased our sales payrolls and direct marketing expenses. In addition, there were consulting expenses amounted to US$0.5 million by way of options granted to external service providers which was included in general and administrative expenses of this quarter.

Net income.  Net income was approximately US$2.2 million for the three months ended September 30, 2009, as compared to net income of approximately US$1.8 million for the three months ended September 30, 2008, an increase of US$0.4 million or 22%. The increase in our net income was primarily the result of increases in our revenue along with improved product margins.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to US$35,857 as of September 30, 2009.  The balance sheet amounts with the exception of equity at September 30, 2009 were translated at 6.81663 RMB to 1.00 US dollar as compared to 6.83527 RMB to 1.00 US dollar at September 30, 2008.  The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the three months ended September 30, 2009 and 2008 were the average exchange rates during the three months.

Comprehensive Income.  As a result of the above, the comprehensive income, which adds the currency adjustment to net income, was US$2.2 million for the three months ended September 30, 2009, as compared to the comprehensive income of US$1.9 million for the three months ended September 30, 2008, an increase of US$0.3 million.

Liquidity and Capital Resources
Discussion of cash flow

	For the three months ended September 30,
	2009	2008
Cash flow from operating activities	$2,241,462	$503,795
Cash flow from investing activities	(2,710,454)	(175,668)
Cash flow from financing activities	2,475,080	-

Operating activities

As of September 30, 2009, we had working capital totaling approximately US$21.9 million, including cash and cash equivalents of US14.4 million.  On January 16, 2008 and January 25, 2008, we completed private financings totaling $15,225,000, with 27 accredited investors (the “January 2008 Financing”). The net proceeds from the January 2008 Financing were approximately $13.7 million.  And the proceeds from warrants exercised in the three months ended September 30, 2009 was $2,534,581.

Net cash generated from operating activities was US$2.2 million for the three months ended September 30, 2009 as compared to US$0.5 million for the same period of 2008. The increase of cash generated from operating activities during the three months ended September 30, 2009 was primarily the result of revenue growth that brought a significant increase in net income.

Investing activities

Net cash used in investing activities for the three months ended September 30, 2009 and 2008 totaled US$2.7 million and US$0.2 million respectively and mainly related to the acquisition of intangible drug, and property and equipment. The increase of cash used in investing activities during the three months ended September 30, 2009 was mainly due to our increased efforts in new drugs development and the construction of our new production plant project in addition to an amount of intercompany loan.

Financing activities

Net cash generated from financing activities for the three months ended September 30, 2009 totaled US$2.5 million and mainly related to the proceeds from warrants exercised. Net cash generated from financing activities for the three months ended September 30, 2008 was US$-0- million.

Borrowings and Credit Facilities

The bank borrowing balance equals to the credit facilities as of September 30, 2009. The short-term bank borrowings outstanding as of September 30, 2009 and 2008 were US$1.4 million and US$1.4 million, respectively which born an average interest rate of both 5.6286% per annum, and it was adjusted quarterly according to the loan rate of the People’s Bank of China. These loans are borrowed from various financial institutions and represent the maximum amount of each facility. These loans do not contain any financial covenants or restrictions. The borrowings have one year terms and expire at various times throughout the year. These facilities contain no specific renewal terms. The short-term bank borrowings of US$1.4 million as of September 30, 2009 and as of September 30, 2008 were secured by the property and equipment of Chengdu Tianyin.

New Financing

The Company completed a private equity financing of $4,987,500 on October 27, 2009, with eight accredited investors. Net proceeds from the offering are approximately $4,490,000. Pursuant to the financing, we issued a total of 1,534,570 units of our securities at $3.25 per unit. Each unit consists of (i) one share of the Company's Common Stock, par value $0.001 per share, and (ii) a Series C Warrant (the "Series C Warrant"), with each Series C Warrant exercisable at $4.50 to purchase one fifth of a share of Common Stock, such that the total amount of warrants issued to each investor as shall be equal to twenty percent (20%) of the number of units purchased by each purchaser. Each of the Warrants has a term of 3 years.

In connection with this financing, the Company paid cash compensation to the placement agent, Tripoint Global Equities, in the amount of $495,250.00. In connection with this financing, we granted warrants to purchase up to 184,148 shares of common stock to the placement agent or its designees. These warrants have the same terms as the warrants issued to investors and are included in the units.

In connection with the financing, the Company also entered into a Registration Rights Agreement with the investors (the "Investor RRA"). Under the Investor RRA, the Company is required to prepare and file a registration statement for the resale of the common stock and the common stock underlying the Warrants and to use its best efforts to cause, and to maintain, the effectiveness of the registration statement. The Company is subject to certain monetary obligations if, among other reasons, the Company fails to file the registration statement with the SEC within 45 days of the date of the Investor RRA or the registration statement is not declared effective by the SEC within 150 days (180 days if the registration statement gets reviewed by the SEC) from the date of the Investor RRA. The obligations are payments in an amount equal to 2% of the aggregate amount invested by such Investor (based upon the number of Registrable Securities then owned by such Investor) for each 30 day period or any portion thereof following the date by which such registration statement should have been effective, up to a maximum amount of 10%.Furthermore, in the event that the registration statement is not effective in the timeframe stated in the  Investor RRA, the warrants contain a "cashless" exercise provisions in the event that there is not an effective registration statement.

Stock Repurchase Program

On October 27, 2008, the Board of Directors authorized the Company to repurchase up to US$3.0 million of its common stock from time to time in the open-market or through privately negotiated transactions. The Company's original announcement stated that the buyback would be conducted through January 2009, but it shall be conducted through September 30, 2009.

On January 30, 2009, we announced that start of the initial purchase of shares under its previously announced stock repurchase program. These shares will be retired to the treasury while reducing the number of outstanding shares of its common stock or sold out wholly or partially when market turns better. The initial share buyback illustrate our confidence in the long-term growth of the company and our commitment to our shareholders.

As of September 30, 2009, a total of 83,750 shares have been bought back at prevailing market prices. With US$14.3 million in net cash and equivalents on September 30, 2009 and positive cash flow, we believe the Company is adequately funded to meet all of the working capital and capital expenditure plans for 2010 fiscal year.

Cash dividend

On March 26, we announced that the Board of Directors declared an annual cash dividend of $0.10 per common share that will be paid quarterly. The initial dividend of $.025 was paid to common shareholders of record on April 30, 2009, with the actual distribution occurring around June 10, 2009. The cash dividend was paid solely to common stockholders and was not be paid on shares owned by management, advisors or other inside shareholders, each of whom have agreed to waive receipt of the dividend.  The majority of the Company's Series A Preferred Shareholders approved the cash dividend on April 14.

On July 8, 2009, the Company declared a quarterly cash dividend to be paid to its common stock shareholders. The dividend of $0.025 amounted to approximately $172,000 has been paid to shareholders of record as of July 31, 2009, with the actual distribution occurring around September 10, 2009.

On October 5, 2009, the Company declared a quarterly cash dividend to be paid to its common stock shareholders. The dividend of $0.025 per common share has been declared to shareholders of record as of October 30, 2009, with the actual distribution occurring on or about December 10, 2009.

Critical Accounting Policies and Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ending June 30, 2009, for disclosures regarding Tianyin’s critical accounting policies and estimates.  The interim financial statements follow the same accounting policies and methods of computations as those for the year ended June 30, 2009. There were no new accounting policies and estimates during the period ended September 30, 2009 which affected the Company.

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

(b)	Changes in internal control over financial reporting

 In our Management’s Report on Internal Control Over Financial Reporting included in our Form 10-K for the year ended June 30, 2009, management concluded that our internal control over financial reporting was effective. Management did however identify a significant deficiency as of June 30, 2008, as discussed below. A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

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

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this quarterly report.

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

ITEM 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

(a)
As disclosed on the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on October 30, 2009, we issued 1,534,570 units of our securities pursuant to a Securities Purchase Agreement we entered into with eight accredited investors.  For a complete description of these terms and documents, please refer to the October 30th 8-K.

The Financing was consummated pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of the Securities Act, Rule 506 of Regulation D and/or Regulation S promulgated thereunder.

(b)	Not applicable.

(c)	Not applicable. No repurchase has occurred during the quarter.

ITEM 3.                     Defaults upon Senior Securities

(a)	Not Applicable.

(b)	Not Applicable.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to our shareholders during the quarter covered by this Report.

 ITEM 5.                OTHER INFORMATION

(a)           Not Applicable

ITEM 6.                EXHIBITS

(a) The following exhibits are filed as part of this report.

Exhibit No.	Document
3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed on September 24, 2009).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed on September 24, 2009).

31.1	Certification of Chief Executive Officer required by Rule 13a-14/15d-14(a) under the Exchange Act

31.2	Certification of Acting Chief Accounting Officer required by Rule 13a-14/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Acting Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    November 13, 2009

By: TIANYIN PHARMACEUTICAL CO., INC.

 /s/  Dr. Guoqing Jiang
      Name:  Dr. Guoqing Jiang
      Title:   Chairman, Chief Executive Officer and Acting Chief Accounting Officer