Form 10-Q
period 2009-12-31
TIANYIN PHARMACEUTICAL CO., INC.
filed 2010-02-08
CIK 1362718

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

       [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

As of February 4, 2010, we are authorized to issue up to 50,000,000 shares of Common Stock, par value US$.001 per share and 10,000,000 shares of Series A Preferred Stock, of which 26,644,026 and 2,072,750 respectively are currently issued and outstanding.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION	3

Item 1. Financial Statements	4

Consolidated Balance Sheets at December 31, 2009 (unaudited) and June 30, 2009	4

Unaudited Consolidated Statements of Operations for the three and six months ended December 31, 2009 and 2008	5

Unaudited Consolidated Statements of Cash Flows for the six months ended December 31, 2009 and 2008	6

Unaudited notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	19

Item 3. Quantitative and Qualitative Disclosure About Market Risk	27

Item 4. Controls and Procedures	28

PART II – OTHER INFORMATION	29

Item 1. Legal Proceedings	29

Item 2. Unregistered Sales of Equity Securities And Use Of Proceeds	29

Item 4. Submission Of Matters To A Vote Of Security Holders	23

Item 6. Exhibits	30

PART I- FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Tianyin Pharmaceutical Co., Inc.

               We have reviewed the accompanying consolidated balance sheet of Tianyin Pharmaceutical Co., Inc. and subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations and comprehensive income for the three months and six months ended December 31, 2009 and 2008, and cash flows for the six months ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company's management.

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

/s/  Patrizio & Zhao, LLC
Patrizio & Zhao, LLC

Parsippany, New Jersey
January 22, 2010

TIANYIN PHARMACEUTICAL CO., INC.

Consolidated Balance Sheets
(Unaudited)
	December 31,	June 30,
	2009	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,866,573	$12,352,223
Accounts receivable, net of allowance for doubtful accounts of $172,182
and $171,947 at December 31, 2009 and June 30, 2009, respectively	8,642,875	5,620,519
Inventory	3,220,937	3,808,289
Advance payments	381,420	1,188,115
Loan receivable	293,400	-
Other receivables	201,321	601,912
Other current assets	43,811	81,277
Total current assets	32,650,337	23,652,335

Property and equipment, net	10,646,495	9,642,526

Intangibles, net	15,470,215	12,037,483

Total assets	$58,767,047	$45,332,344

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$1,650,451	$1,392,639
Short-term bank loans	1,400,985	1,399,075
VAT taxes payable	542,629	458,930
Income taxes payable	571,885	490,514
Other taxes payable	15,696	11,890
Dividends payable	98,538	325,417
Other current liabilities	501,851	307,934
Total current liabilities	4,782,035	4,386,399

Total liabilities	4,782,035	4,386,399

Equity
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized,
25,795,902 and 17,908,912 shares issued and outstanding at
December 31, 2009 and June 30, 2009, respectively	25,796	17,909
Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 2,322,750 and 7,146,500 shares issued and
outstanding at December 31, 2009 and June 30, 2009, respectively	2,323	7,147
Additional paid-in capital	28,337,810	19,694,514
Statutory reserve	2,299,807	2,299,807
Treasury stock	(111,587)	(111,587)
Retained earnings	20,393,640	16,486,775
Accumulated other comprehensive income	2,598,164	2,551,380
Total stockholders’ equity	53,545,953	40,945,945

Noncontrolling interest	439,059	-

Total equity	53,985,012	40,945,945

Total liabilities and equity	$58,767,047	$45,332,344

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.

Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Sales	$14,936,378	$10,101,869	$28,341,581	$19,663,809

Cost of sales	7,177,503	4,944,980	13,526,730	9,627,603

Gross profit	7,758,875	5,156,889	14,814,851	10,036,206

Operating expenses:
Selling, general and administrative	4,409,735	2,595,311	8,527,501	5,228,672
Research and development	197,380	84,220	389,870	166,858
Total operating expenses	4,607,115	2,679,531	8,917,371	5,395,530

Income from operations	3,151,760	2,477,358	5,897,480	4,640,676

Other income (expenses):
Interest income (expense), net	(10,443)	15,564	(19,995)	29,808
Other expenses	-	(26,975)	(39,510)	(54,695)
Total other expenses	(10,443)	(11,411)	(59,505)	(24,887)

Income before provision for income tax	3,141,317	2,465,947	5,837,975	4,615,789

Provision for income tax	571,756	408,827	1,081,691	767,677

Net income	2,569,561	2,057,120	4,756,284	3,848,112

Less: Net income attributable to noncontrolling interest	1,485	-	(1,040)	-

Net income attributable to Tianyin	2,568,076	2,057,120	4,757,324	3,848,112

Other comprehensive income
Foreign currency translation adjustment	10,927	256,933	46,784	346,367

Comprehensive income	$2,579,003	$2,314,053	$4,804,108	$4,194,479

Basic earnings per share	$0.10	$0.11	$0.20	$0.20
Diluted earnings per share	$0.08	$0.13	$0.17	$0.16

Weighted average number of common shares
outstanding
Basic	24,906,965	15,691,495	22,323,116	15,637,623
Diluted	30,439,912	15,691,495	28,521,127	24,697,018

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.

Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net Income	$4,757,324	$3,848,112
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	393,575	237,619
Noncontrolling interest	(1,040)	-
Share-based payments	1,055,395	-
Loss on disposal of fixed assets	39,510	-
Changes in current assets and current liabilities:
Accounts receivable	(3,013,450)	132,660
Inventory	592,309	(1,117,856)
Other receivables	401,237	608,042
Other current assets	37,500	227,140
Accounts payable and accrued expenses	256,055	(119,588)
VAT taxes payable	83,038	71,402
Income tax payable	80,668	66,275
Other taxes payable	3,788	(35,705)
Other current liabilities	193,483	732
Total adjustments	122,068	70,721

Net cash provided by operating activities	4,879,392	3,918,833

Cash flows from investing activities:
Additions to property and equipment	(1,288,234)	(570,491)
Additions to intangible assets – drug	(2,742,168)	(130,323)
Advance payments for research and development	-	(2,155,450)
Loan receivable	(293,280)	-

Net cash used in investing activities	(4,323,682)	(2,856,264)

Cash flows from financing activities:
Repayment of bank loans	-	(512,505)
Additional paid-in capital	7,590,962	-
Proceeds from minority shareholders	439,920	-
Payment of dividends	(1,077,335)	-

Net cash provided by (used in) financing activities	6,953,547	(512,505)

Effect of foreign currency translation on cash	5,093	66,124

Net increase in cash and cash equivalents	7,514,350	616,188

Cash and cash equivalents – beginning	12,352,223	12,057,150

Cash and cash equivalents – ending	$19,866,573	$12,673,338

Supplemental schedule of non cash activities
Advance payments exchanged for intangible assets – drug	$807,986	$-

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 – Organization and Nature of Business

Tianyin Pharmaceutical Co., Inc. (Formerly Viscorp, Inc.) was established under the laws of Delaware on August 20, 2002. The accompanying consolidated financial statements include the financial statements of Tianyin Pharmaceutical Co., Inc. and its subsidiaries (the “Company” or “Tianyin”). The Company’s primary business is to research, manufacture, and sell pharmaceutical products.

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

In June 2009, Chengdu Tianyin invested $723,500 to establish a wholly-owned trading subsidiary, Chengdu Tianyin Medicine Trading Co., Ltd (“Tianyin Medicine Trading”) for sales and distribution of medicine produced by Chengdu Tianyin. As of December 31, 2009, the financial results of Tianyin Medicine Trading are consolidated into the consolidated financial statements presented herein.

On August 21, 2009, Sichuan Jiangchuan Pharmaceutical Co., Ltd (“Sichuan Jiangchuan”) was established by Chengdu Tianyin, Sichuan Mingxin Pharmaceutical and an individual investor with crude drug production as its major business. Total registered capital of Sichuan Jiangchuan is $2,934,000, of which Chengdu Tianyin accounts for 77%. As of December 31, 2009, registered capital of $1,173,600 has been invested and the results of Sichuan Jianchuan are consolidated into the consolidated financial statements presented herein.

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

Interim Financial Statements

These interim financial statements should be read in conjunction with the audited financial statements for the years ended June 30, 2009 and 2008, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented herein. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the years ended June 30, 2009 and 2008.

Fair value of financial instruments

The Company’s financial instruments include cash equivalents, accounts receivable, notes receivable, accounts payable, short-term debt and other financial instruments associated with the issuance of the common stock.  The carrying values of cash equivalents, accounts receivable, notes receivable, and accounts payable approximate their fair value because of the short maturity of these instruments. The carrying amounts of the Company’s bank borrowings under its credit facility approximate fair value because the interest rates are reset periodically to reflect current market rates.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008.  SFAS 157 has been codified as ASC 820-10, “Fair Value Measurements.”  ASC 820-10, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820-10 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

Note 3 – Accounts Receivable

Trade accounts receivable are stated at original invoice amount less allowance for doubtful receivables based on management’s periodic review of aging of outstanding balances and customer credit history. Allowance for doubtful accounts amounted to $172,182 and $171,947 at December 31, 2009 and June 30, 2009, respectively.

Note 4 – Inventory

Inventory at December 31, 2009 and June 30, 2009 consists of the following:

	December 31, 2009	June 30, 2009

Raw materials	$1,111,731	$1,104,461
Packaging supplies	446,917	412,314
Work in process	1,077,399	1,314,344
Finished goods	723,337	1,115,429
Subtotal	3,359,384	3,946,548
Less: Inventory reserve	138,447	138,259
Total	$3,220,937	$3,808,289

Note 5 – Property and Equipment

Property and equipment at December 31, 2009 and June 30, 2009 consists of the following:

	December 31, 2009	June 30, 2009

Buildings	$8,748,277	$5,175,726
Machinery and equipment	2,631,347	1,200,827
Office equipment and furniture	53,172	48,777
Vehicles	62,788	397,340
Subtotal	11,495,584	6,822,670
Less: Accumulated depreciation	2,078,728	2,165,795
	9,416,856	4,656,875
Add: Construction in progress	1,229,639	4,985,651
Total	$10,646,495	$9,642,526

Depreciation expenses for the three months ended December 31, 2009 and 2008 were $130,008 and $78,009, and for the six months ended December 31, 2009 and 2008 were $258,285 and $157,229, respectively.

Note 6 – Goodwill and Intangible Assets

The Company previously adopted ASC 350-20, “Goodwill” (formerly known as SFAS No. 142, Goodwill and Other Intangible Assets). ASC 350-20 requires, among other things, the discontinuance of goodwill amortization. Under ASC 350-20, goodwill is to be reviewed at least annually for impairment; the Company has elected to perform this review annually on June 30th of each calendar year. As of June 30th, 2009, no impairment had occurred.  We have not identified any impairments as of December 31, 2009.  These reviews have resulted in no adjustments in goodwill.

Intangible assets at December 31, 2009 and June 30, 2009 consist of the following:

	December 31, 2009	June 30, 2009

Rights to use land	$1,452,330	$1,450,350
Approved drugs	14,692,485	11,125,690
Intangible assets	16,144,815	12,576,040
Less: accumulated amortization	674,600	538,557

Total	$15,470,215	$12,037,483

Amortization expenses for the three months ended December 31, 2009 and 2008 were $66,530 and $40,203, and for the six months ended December 31, 2009 and 2008 were $135,290 and $80,390, respectively.

Note 7 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2009	June 30, 2009

Accounts payable	$1,232,041	$1,182,714
Accrued expenses	418,410	209,925

Total	$1,650,451	$1,392,639

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

Note 8 – Short-Term Bank Loans

Short-term bank loans consist of the following:

	December 31,	June 30,
	2009	2009

On July 11, 2008, the Company obtained a loan from Agricultural Bank of
China, out of which the principal was paid in full by July 10, 2009.The interest was calculated using an annual fixed interest rate of 7.881% and paid monthly. The loan was secured by the Company’s property and
equipment.	$-	$520,075

On June 24, 2009, the Company obtained a loan from Agricultural Bank of
China, out of which the principal is to be paid in full by June 23, 2010. The interest is to be calculated using an annual fixed interest rate of 5.6286%
and paid monthly. The loan is secured by the Company’s property and
equipment.	$880,200	$879,000

On July 16, 2009, the Company obtained a loan from Agricultural Bank of
China, out of which the principal is to be paid in full by July 15, 2010.The
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

The operating subsidiary Chengdu Tianyin is a wholly foreign-owned enterprise incorporated in the PRC and subject to PRC Foreign Enterprise Income Tax (“FEIT”) Law. Chengdu Tianyin is entitled to the preferential tax treatment for Opening Up its production facility in Western China in Sichuan Province. The applicable reduced preferential state EIT rate under this policy is 15% until December 31, 2010. Accordingly, the effective tax rate for Chengdu Tianyin for the period from its date of incorporation to December 31, 2009 is 15%. As domestic invested companies, the effective tax rates of Tianyin Medicine Trading and Sichuan Jiangchuan are both 25% each from their operations.

Note 9 – Income Taxes (continued)

On March 16, 2007, the National People’s Congress of China enacted a new Corporate Income Tax (“CIT”) law, under which FIEs and domestic companies would be subject to CIT at a uniform rate of 25%. The new CIT law became effective on January 1, 2008. Currently, the Company does not believe the new CIT law will affect the preferential tax treatments enjoyed by them. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of December 31, 2009, the Company has not recorded any withholding tax on the retained earnings of its foreign invested enterprises in China.

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

As at December 31, 2009, a total of 7,192,875 shares of Series A Preferred Stock have been converted to 7,192,875 shares of Tianyin Common Stock, of which 4,823,750 shares were converted during the six months ended December 31, 2009.

As of December 31, 2009, 562,501 Class A and 343,750 Class B Warrants have been exercised for respective equivalent number of shares of common stock. The exercise prices of Class A and Class B Warrants are $2.50 and $3.00 per share, respectively.  The following securities were also issued or exercised during the six month period ended December 31, 2009: warrants issued to the placement agent of the Company’s 2008 financings to purchase 442,394 shares of common stock at $1.60; 15,025 shares of common stock at $2.50;  and 150,000 options issued to external service providers at $2.00 per share. As a result of these exercises and issuances, an aggregate of 1,513,670 shares of outstanding common stock have been issued and a total of $3,287,895 net proceeds have been received from the exercise of these warrants and options.

On May 9, 2008, Chengdu Tianyin issued 20,000 shares of Common Stock to its employees. The Company recorded this transaction to the General and Administrative expense at the share price on the date of the issuance, which amounted to $68,000.

In connection with the January 2008 Financing, Tianyin granted warrants to purchase 1,522,500 shares of Common Stock with an exercise price of $1.60, $2.50 and $3.00 per share to TriPoint Global Equities, LLC, the placement agent in the financing. These warrants have the same terms as the warrants issued to investors and are included in the units.

On July 29, 2008, the Company issued 236,488 shares of common stock, representing the fiscal year 2008 fourth quarter dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock.

On September 30, 2008, the Company recorded $361,332 as dividends to the investors of the Company’s January 2008 Financing, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. This resolution was approved by the Company’s Board of Directors and the Company decided to issue 225,932 shares of common stock to those investors in lieu of cash.

On October 29, 2008, the Company issued 225,932 shares of common stock, representing the fiscal year 2009 first quarter dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock.

Note 10 – Stockholders’ Equity and Related Financing Agreements (continued)

On December 31, 2008, the Company recorded $357,694 as dividends to the investors of the Company’s January 2008 financings, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. This resolution was approved by the Company’s Board of Directors and the Company decided issue 223,558 shares of common stock to those investors in lieu of cash.

On January 5, 2009, the Company issued 223,558 shares of common stock, representing the fiscal year 2009 second quarter dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock.

On March 31, 2009, the Company recorded $346,578 as dividends to the investors of the Company’s January 2008 financings, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. This resolution was approved by the Company’s Board of Directors and the Company decided to issue 216,609 shares of common stock to those investors in lieu of cash.

On April 14, 2009, the Company issued 216,609 shares of common stock, representing the FY 2009 third quarter dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock.

On April 14, 2009, the Company announced that its Series A Preferred shareholders approved an annual cash dividend of $0.10 per common share that will be paid quarterly for each quarter of this fiscal year to common shareholders. The initial dividend of $0.025 per common share, which amounted to $73,944, was paid to common shareholders of record on April 30, 2009, with the actual distribution on June 10, 2009. The cash dividend was paid solely to common stockholders and not paid on shares owned by management, advisors or other inside shareholders, all of whom agreed to waive receipt of the dividend.

On June 30, 2009, the Company recorded $325,417 as dividends to the investors of the Company’s January 2008 financings, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. This resolution was approved by the Company’s Board of Directors and the Company paid the dividends in cash to those investors on July 31, 2009.

On July 8, 2009, the Company declared a quarterly cash dividend to be paid to its common stock shareholders. The dividend of $0.025 per common share, with the total amount of $172,023 was owed to all shareholders of record as of July 31, 2009, with a pay date of September 9, 2009.

On September 30, 2009, the Company recorded $233,683 as dividends to the investors of the Company’s January 2008 financings, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. This resolution was approved by the Company’s Board of Directors and the Company decided to pay the dividends in cash to those investors.

On October 5, 2009, the Company declared a quarterly cash dividend to be paid to its common stock shareholders. The dividend of $0.025 per common share, with the total amount of $344,322 was owed to all shareholders of record as of October 30, 2009, with a pay date of December 10, 2009.

Note 10 – Stockholders’ Equity and Related Financing Agreements (continued)

On October 27, 2009, the Company completed a private equity financing of $4,987,500, with eight accredited investors (the “October 2009 Financing”). Net proceeds from the offering are approximately $4,490,000. Pursuant to the October 2009 Financing, we issued, for $4,987,500, a total of 1,534,570 units of our securities at $3.25 per unit. Each unit consists of (i) one share of the Company's common stock, par value $0.001 per share (the "Common Stock"), and (ii) a Series C Warrant (the "Series C Warrant"), with each Series C Warrant exercisable at $4.50 to purchase one-fifth of a share of Common Stock, such that the total amount of warrants issued to each investor as shall be equal to twenty percent (20%) of the number of units purchased by each purchaser. Each of the warrants has a term of three (3) years.

In connection with this financing, the Company paid cash compensation to the placement agent, Tripoint Global Equities, in the amount of $495,250. In connection with this financing, the Company granted warrants to purchase 122,766 shares of common stock at $3.25 and 24,553 shares at $4.50 to the placement agent or its designees. These warrants have the same terms as the warrants issued to investors and are included in the units.

On December 31, 2009, the Company recorded $98,538 as dividends to the investors of the Company’s January 2008 financings, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. This resolution was approved by the Company’s Board of Directors and the Company decided to pay the dividends in cash to those investors.

Note 11 – Employee Welfare Plan

The Company has established an employee welfare plan in accordance with Chinese laws and regulations. Full-time employees of the Company in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. PRC labor regulations require the Company to accrue for these benefits based on a certain percentage of the employees’ salaries. The total contribution for such employee benefits was $101,121 and $60,412 for the six months ended December 31, 2009 and 2008, respectively.

Note 12 – Risk Factors

During the six months ended December 31, 2009, three vendors accounted for approximately 27% of the Company’s purchases of raw materials, while during the six months ended December 31, 2008, three vendors accounted for approximately 38% of the Company’s purchases of raw materials. Total purchases from these vendors were $3,576,269 and $4,337,100 for the six months ended December 31, 2009 and 2008, respectively.

Five customers accounted for 13% and 18% of the total revenue for the six months ended December 31, 2009 and 2008. Sales to these customers were $3,640,376 and $3,534,956 for the six months ended December 31, 2009 and 2008, respectively.

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

Note 14 – Supplemental Cash Flow Disclosures

The following is supplemental information relating to the consolidated statements of cash flows:

	Six Months Ended December 31,
	2009	2008

Cash paid for interest	$39,363	$54,695
Cash paid for income taxes	$999,596	$359,609

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

	Three Months Ended December 31,
	2009	2008

Net income (numerator for diluted income per share)	$2,568,076	$2,057,120

Less: Dividend attributable to preferred stockholders	98,538	357,694

Net income attributable to common stockholders
(numerator for basic income per share)	2,469,538	1,699,426

Weighted average common shares
(denominator for basic income per share)	24,906,965	15,691,495

Effect of diluted securities:
Convertible preferred stock	2,443,375	-
Warrants	3,089,572	-

Weighted average common shares
(denominator for diluted income per share)	30,439,912	15,691,495

Basic net income per share	$0.10	$0.11
Diluted net income per share	$0.08	$0.13

Note 15 – Earnings Per Share (continued)

	Six Months Ended December 31,
	2009	2008

Net income (numerator for diluted income per share)	$4,757,324	$3,848,112

Less: Dividend attributable to preferred stockholders	332,221	719,025

Net income attributable to common stockholders
(numerator for basic income per share)	4,425,103	3,129,087

Weighted average common shares
(denominator for basic income per share)	22,323,116	15,637,623

Effect of diluted securities:
Convertible preferred stock	3,972,394	8,947,622
Warrants	2,225,617	111,773

Weighted average common shares
(denominator for diluted income per share)	28,521,127	24,697,018

Basic net income per share	$0.20	$0.20
Diluted net income per share	$0.17	$0.16

Note 16 – Share - Based Payments

The Company accounts for stock-based non-employee compensation arrangements using the fair value recognition provisions of ASC 505-50, “Equity-Based Payments to Non-Employees” (formerly known as FASB Statement 123, Accounting for Stock-Based Compensation and “Emerging Issues Task Force” EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services).

In March, April and November, 2009, the Company granted a total of 45,000 restricted shares of common stock and options to purchase 195,000, 75,000 and 180,000 shares of common stock at $1.60, $2.00 and $3.28 per share, respectively, with all expected lives of 5 years in addition to cash compensations, to external service providers. The fair value of each option granted is estimated on the measurement date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the quarter ended December 31, 2009: expected volatility of 132.52 percent and risk-free interest rate of 2.69 percent.

In July 2009, the Company granted options to purchase 50,000 shares of common stock at $2.00 per share with both expected lives of 3 years to an external service provider in addition to cash compensation. The fair value of each option grant is estimated on the measurement date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the quarter ended December 31, 2009: expected volatility of 132.52 percent and risk-free interest rate of 1.70 percent.

Accordingly, an aggregate of $422,306 and $-0- share based payments were charged against income in professional fees of external service providers for the three months ended December 31, 2009 and 2008, respectively. Share based payments for external service providers for the six months ended December 31, 2009 and 2008 are $872,374 and $-0- respectively.

Note 17 – Treasury Stock

On October 27, 2008, the board of directors approved the stock repurchase program and authorized the repurchase of up to three (3) million shares of the Company’s common stock on the open market or through privately negotiated transactions. As of December 31, 2009, the Company has repurchased 83,785 shares at an aggregate cost of $111,587. The purpose of the repurchase program was to reduce the number of shares outstanding and thus increasing the price of remaining shares.

Note 18 – Subsequent Events

On January 11, 2010, the Company declared a quarterly cash dividend to be paid to its common stock shareholders for the second fiscal quarter of 2010. The dividend of $0.025 per common share shall be paid to all shareholders of record as of January 29, 2010, with occurring pay date on or about March 10, 2010.

Additionally on January 28, 2010, the Company authorized $500,000 USD as bonus compensation to its top six executives, including Dr. Jiang, the Company’s Chief Executive Officer; these bonuses will be paid out of the Company’s Hong Kong subsidiary.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Tianyin Pharmaceutical for the periods ended December 31, 2009 and 2008 and should be read in conjunction with such financial statements and related notes included in this report.

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

In June 2009, Chengdu Tianyin invested $723,500 to establish a wholly-owned trading subsidiary, Chengdu Tianyin Medicine Trading Co., Ltd (“Tianyin Medicine Trading”) for sales and distribution of medicine produced by Chengdu Tianyin. As of December 31, 2009, Tianyin Medicine Trading has been in operation.

On August 21, 2009, Sichuan Jiangchuan Pharmaceutical Co., Ltd (“Sichuan Jiangchuan”) was established by Chengdu Tianyin, Sichuan Mingxin Pharmaceutical and an individual investor with crude drug production as its major business. Total registered capital of Sichuan Jiangchuan is $2,934,000, of which Chengdu Tianyin accounts for 77%. Tianyin will utilize Sichuan Jiangchuan as the foundation for a broader, longer term strategy to build a significant presence in the rapidly growing Chinese macrolide antibiotics market, while diversifying its revenue base of western pharmaceuticals.

Sichuan Jiangchuan plans to acquire land rights to 121 mu (Chinese Acres) in the Xinjin Industry Development Area, a provincial level development area (the “Xinjin Area”). Once construction of the new production facility is complete, Sichuan Jiangchuan will move operations to the Xingjin Area. Sichuan Jiangchuan plans to focus its production on macrolide antibiotics medicine such as Azithromycin.  Sichuan Jiangchuan has received a medicine production license from SFDA and business license from related Industry and Commerce Bureau and Tax department. It is currently in the process of applying for additional licenses it will need to begin operations. The Company expects to receive necessary approvals shortly and hopes to complete construction by August 2010.

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

As part of our continuing growth strategy, we will continue our partnership-based research and development efforts to further commercialize and broaden our product pipeline. During the past six months, we have made significant process with our new product development.  We currently have 40 drug candidates under the Chinese State Food and Drug Administration (SFDA) review and are planning a series of market launches in the next few years from our product pipeline. In the quarter ended December 31, 2009, we have received four new SFDA approvals as below:

Drug Name	SFDA Approval Number
Pediatric Fever and Cough Oral Liquid	(SFDA approval number Z20093060)
Antibacterial and Anti-inflammatory Capsules	SFDA approval number Z20090855)
Fleroxacin Tablets	(SFDA approval number Z20094057)
Ofloxacin Tablets	(SFDA approval number Z20094038)

Descriptions of the function of the above products are as follows：

•
Pediatric Fever and Cough Oral Liquid is a generic prescription TCM that is used for respiratory tract infections and influenza of children to effectively reduce symptoms such as fever, shakes, cough, and phlegm, shortness of breath, dry mouth and sore throat.

•
Antibacterial and Anti-inflammatory Capsules is a generic OTC TCM which is used mainly as natural antibiotics to treat bacterial infections and inflammation. It has minimal side effects when compared to western antibiotics.

•
Fleroxacin Tablets is a quinolone broad-spectrum antibiotic, which addresses several indications including chronic and acute bronchitis and pneumonia, salmonella, multiple gastrointestinal and abdominal infections, and skin/soft tissue infections.

•
Ofloxacin Tablets is a fluoroquinolone-based antibiotic, which addresses several indications including staph infection, strep throat (Streptococcus), pneumonia, influenza, E. Coli, and several sexually transmitted bacterial diseases such as Chlamydia and gonorrhea.

An important component of our growth strategy is to enhance our production and sales infrastructure in order to meet the increasing demand from our customers.  As part of the use of proceeds from our January 2008 Financing, we built new production facilities on the vacant portion of our current premises to accommodate our growth.  These new facilities cost approximately US$4.98 million and were completed in July 2009. In August, the facility passed Good Manufacturing Practice certification and commenced production. As a result of this new facility, our production capacity of solid dosage drugs increased by approximately threefold.

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

In addition, we believe the Pharmaceutical Industry could benefit from the expanded social reform which is part of the recently announced government stimulus plan. Twenty-three of our medicine compounds will be included in the 2009 Edition of the National Basic Medical Insurance, Industrial Injury Insurance and Maternity Insurance Medicine Directory.  The 2009 Edition Directory includes a total of 2,151 medicines and became effective throughout the PRC on December 1, 2009. There are 1,164 Western drugs in the Directory, including 349 Category A medicines, 791 Category B medicines, 20 restricted work injury insurance agents, and four maternity insurance agents. In addition, there are 987 Chinese medicines, including 154 Category A medicines and 833 Category B medicines. Patients will be fully reimbursed for consumption of Category A medicines by the National Basic Medical Insurance.  The twenty-three medicines treat a variety of common indications and diseases and make up approximately 70% of Tianyin's total revenues for the fiscal year 2009.  Among twenty-three medicines produced by Tianyin, eight medicines are classified as Category A and fifteen medicines are classified as Category B.

Manufacturing, Sales and marketing

We support our commercialized products with various manufacturing, sales and marketing efforts. We are also in the process of enhancing our infrastructure and business via additional investments, including capital expenditures on new plant and production tools and facilities, improved and advanced information technology systems, and continued post-marketing studies and monitoring studies.

In June 2009 we engaged a major advertising firm to commence a marketing initiative for our Xuelian Chongcao Oral Liquid (Xuelian Chongcao) product that includes prominent, prime-time advertisements on China Central Television (CCTV).  CCTV is China's most famous television station and is viewed by roughly 98% of households throughout China.  We anticipate this advertisement initiative should expand the brand awareness for this product materially.  We anticipate the increasing brand awareness should drive incremental sales materially and lay the groundwork for this product to follow similar growth histories of Ginko Mihuan and Xuelian Chongcao, which have become blockbuster products for our Company.

Discussion on Operating Results

The following table shows the results of our business. All references to the results of operations and financial conditions are combination of Chengdu Tianyin, Tianyin Medicine Trading and Sichuan Jiangchuan.

Comparison of results for the three months and six months ended December 31, 2009 and2008

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Revenues	$14,936,378	$10,101,869	$28,341,581	$19,663,809
Cost of revenues	$7,177,503	$4,944,980	$13,526,730	$9,627,603
Gross profit	$7,758,875	$5,156,889	$14,814,851	$10,036,206
Selling, general and administrative and research and development expenses	$4,607,115	$2,679,531	$8,917,371	$5,395,530
Other income (expense)	$(10,443)	$(11,411)	$(59,505)	$(24,887)
Income taxes	$571,756	$408,827	$1,081,691	$767,677
Net profit (Loss)	$2,569,561	$2,057,120	$4,756,284	$3,848,112
Minority interest	$1,485	$-	$(1,040)	$-
Foreign currency translation adjustment	$10,927	$256,933	$46,784	$346,367
Comprehensive income (Loss)	$2,579,003	$2,314,053	$4,804,108	$4,194,479

Revenue.  Total revenues were approximately US$14.9 million for the three months ended December 31, 2009 as compared to approximately US$10.1 million for the three months ended December 31, 2008, an increase of approximately US$4.8 million or 48%. Revenues for the six months ended December 31, 2009 were approximately US$28.3 million,  as compared to total revenue of US $19.7 million for the six months ended December 31, 2008, an increase of roughly US$8.6 million or 44%. The increase in our revenue was primarily the result of our recent production development, sales and marketing efforts.  Specifically, our revenue growth was attributable to our sales channel expansion efforts that increased our market penetration of our original products as well as new products. Management believes that our emphasis on broadening our product pipeline coupled with our continued sales channel expansions, the sound operations of our new trading company, along with our enhanced sales and marketing efforts and our continued expansion of our production facility should continue to yield significant revenue growth in our fiscal year 2010 and beyond.

Cost of Revenue.  Cost of revenues for the three months ended December 31, 2009 was approximately US$7.2 million or 48% of revenues as compared to US$4.9 million or 49% of revenues for the three months ended December 31, 2008. Cost of revenues for the six months ended December 31, 2009 was roughly US$13.5 million or 48% of revenue as compared to US$9.6 million or 49% of revenues for the six months ended December 31, 2008. Our cost of revenue is primarily composed of the costs of direct raw materials, labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The decrease in our cost of revenue , i.e. the increase in our gross margin, was materially due to an increase in higher margin products in our sales mix along with enhanced cost controls processes that we implemented that yielded greater efficiencies in our production and manufacturing processes.  We believe we should be able to  further reduce our cost of revenue and improve our gross margin by continuing to expand our efforts to increase our sales mix with a greater number of higher margin products and by continuing to improve our production and manufacturing processes.

Gross profit.  Gross profit margin for the three months ended December 31, 2009 was approximately 52% as compared to 51% for the three months ended December 31, 2008.  Considering the change of market environment and the adjustment of the Group strategy, the management gradually developed the products structure to expand the market of the products with higher gross profit margin since the fiscal year 2009.

Selling, general and administrative and research and development expenses. Selling, general and administrative expenses were approximately US$4.6 million for the three months ended December 31, 2009, as compared to approximately US$2.7 million for the three months ended December 31, 2008, an increase of approximately US$1.9 million or 70%.  Selling and general and administrative expenses were approximately US$8.9 million for the six months ended December 31, 2009, as compared to approximately US$5.4 million for the six months ended December 31, 2008, an increase of approximately US$3.5 million or 65%. The increase was primarily a result of the implementation of our recent sales and marketing strategy that increased our sales payrolls and direct marketing expenses, coupled with the increase of compensation expenses to external service providers including stock options expenses of roughly $0.9 million.

Net income.  Net income was approximately US$2.6 million for the three months ended December 31, 2009, as compared to net income of approximately US$2.1 million for the three months ended December 31, 2008, an increase of US$0.5 million or 24%.  Net income was approximately US$4.8 million for the six months ended December 31, 2009, as compared to net income of approximately US$3.8 million for the six months ended December 31, 2008, an increase of US$1 million or 26%.  The increase in our net income was primarily the result of increase in our revenue along with higher product margins.

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

   Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to US$46,785 as of December 31, 2009.  The balance sheet amounts with the exception of equity at December 31, 2009 and 2008 were translated both at 6.81663 RMB to 1.00 US dollar.  The equity accounts were stated at their historical rate.  The average translation rates for the three months ended December 31, 2009 and 2008 were 6.81798 RMB to 1.00 US dollar and 6.82768 RMB to 1.00 US dollar, respectively.  The average translation rates applied to income statement accounts for the six months ended December 31, 2009 and 2008 were 6.81942 RMB and 6.82920 RMB to 1.00 US dollar.

Comprehensive Income.  As a result of the above, the comprehensive income, which adds the currency adjustment to net income, was US$4.8 million for the six months ended December 31, 2009, as compared to the comprehensive income of US$4.2 million for the six months ended December 31, 2008, an increase of US$0.6 million or 14.5%.

Liquidity and Capital Resources

Discussion of cash flow

	For the six months ended December 31,
	2009	2008
Cash flow from operating activities	$4,879,392	$3,918,833
Cash flow from investing activities	(4,323,682)	(2,856,264)
Cash flow from financing activities	6,953,547	(512,505)

Operating activities

As of December 31, 2009, we had working capital totaling approximately US$27.8 million, including cash and cash equivalents of US19.9 million.

Net cash generated from operating activities was US$4.9 million for the six months ended December 31, 2009, as compared to US$3.9 million for the same period of 2008. The increase of cash generated from operating activities during the six months ended December 31, 2009 was primarily the result of revenue growth that bring an increase in net income.

Investing activities

Net cash used in investing activities for the six months ended December 31, 2009 and 2008 totaled US$4.3 million and US$2.9 million, respectively and were mainly related to the acquisition of intangible drug, and property and equipment. The increase of cash used in investing activities during the six months ended December 31, 2009 was mainly due to our increased efforts in new drugs development and the construction of our new production plant project.

Financing activities

On October 27, 2009, we completed a private equity financing of $4,987,500, with eight accredited investors (the “October 2009 Financing”). Net proceeds from the offering are approximately $4,490,000.

Net cash provided in financing activities for the six months ended December 31, 2008 totaled US$7.0 million and mainly related to capital contribution. Net cash used in financing activities for the six months ended December 31, 2008 was US$0.5 million and mainly related to the repayment of short-term loans.

Borrowings and Credit Facilities

The bank borrowing balance equals to the credit facilities as of December 31, 2009. The short-term bank borrowings outstanding as of December 31, 2009 and 2008 were US$1.4 million and US$1.4 million respectively which born an average interest rate of 5.6286% and 7.881% per annum, respectively. These loans are borrowed from various financial institutions and secured by the property and equipment of Chengdu Tianyin.  They do not contain any additional financial covenants or restrictions. The borrowings have one year terms and contain no specific renewal terms.

Stock Repurchase Program

On October 27, 2008, the Board of Directors authorized the Company to repurchase up to US$3.0 million of its common stock from time to time in the open-market or through privately negotiated transactions. The Company's original announcement stated that the buyback would be conducted through January 2009, but it was ultimately conducted through December 31, 2009.

On January 30, 2009, we announced that start of the initial purchase of shares under its previously announced stock repurchase program. These shares will be retired to the treasury while reducing the number of outstanding shares of its common stock or sold out wholly or partially when market turns better. The initial share buyback illustrated our confidence in the long-term growth of the Company and our commitment to our shareholders.

As of December 31, 2009, a total of 83,785 shares have been bought back at prevailing market prices. With US$19.9 million in net cash and equivalents on December 31, 2009 and positive cash flow, we believe the Company is adequately funded to meet all of the working capital and capital expenditure plans for 2009.

Cash dividend

On March 26, 2009, we announced that the Board of Directors declared an annual cash dividend of $0.10 per common share that will be paid quarterly. The initial dividend of $.025 was paid to common shareholders of record on April 30, 2009, with the actual distribution occurring around June 10, 2009. The cash dividend was paid solely to common stockholders and was not be paid on shares owned by management, advisors or other inside shareholders, all of whom have agreed to waive receipt of the dividend.  The majority of the Company's Series A Preferred Shareholders had approved the cash dividend as of April 14, 2009.

Afterwards, on July 8, 2009, October 5, 2009, and January 11, 2010, respectively, the Company declared quarterly cash dividends to be paid to its common stock shareholders. The dividend of $0.025 per common share, with total amount of US$172,023, US$344,322 were paid to shareholders of record as of July 31, 2009 and October 30, 2009 for the first two declarations above, with the actual distribution occurring September 9, 2009 and December 10, 2009. The dividends declared for the second fiscal quarter of 2010 to shareholders of record as of January 29, 2010 will be distributed on or about March 10, 2010.

Changes in Equity

Common Stock Activity during the Six Months Ended December 31, 2009

Common stock activity during the six months ended December 31, 2009, was as follows:

Common Stock
Outstanding, June 30, 2009	17,908,912
Series A conversions	4,823,750
Warrant exercises	1,363,670
Option exercises	150,000
Financing shares	1,534,570
Newly issued	15,000
Outstanding, December 31, 2009	25,795,902

Series A Preferred Stock Activity during the Six Months Ended December 31, 2009

Series A preferred stock activity during the six months ended December 31, 2009, was as follows:

Preferred Stock
Outstanding, June 30, 2009	7,146,500
Series A conversions	(4,823,750)
Outstanding, December 31, 2009	2,322,750

Stock Option Activity during the Six Months Ended December 31, 2009

Stock option activity during the six months ended December 31, 2009, was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, June 30, 2009	456,000	$1.90
Granted	230,000	3.00
Exercised	150,000	2.00
Forfeited	--	--
Expired	--	--
Outstanding, December 31, 2009	536,000	$2.34

Investor Warrant Activity during the Six Months Ended December 31, 2009

Warrant activity during the six months ended December 31, 2009, was as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2009	9,515,628	$2.75
Granted	306,913	4.50
Exercised	906,251	2.69
Forfeited	--	--
Returned and exchanged	--	--
Expired	--	--
Outstanding, December 31, 2009	8,916,290	$2.82

Pursuant to the October 2009 Financing, the Company issued investors three year warrants to purchase 306,913 shares of Tianyin Common Stock, $0.001 par value per share at an initial exercise price of $4.50 per share.

During the six months ended December 31, 2009, the Company received gross proceeds of approximately $2,438,500 from the exercise of 906,251 warrants.  As a result, as of December 31, 2009, the Company had 4,195,313 Class A Warrants at a strike price of $2.50 which expire in January 2013, 4,414,064 Class B Warrants at a strike price of $3.00 which expire in January 2015 and 306,913 Class C Warrants at a strike price of $4.50 which expire in October 2012 outstanding. If all these warrants are exercised, of which there can be no guarantee, the Company would receive gross proceeds of approximately $25,100,000.

Placement Agent Warrant Activity during the Six Months Ended December 31, 2009

Placement agent warrant activity during the six months ended December 31, 2009, was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, June 30, 2009	1,522,500	$2.18
Granted	147,319	3.46
Exercised	457,419	1.63
Forfeited	--	--
Expired	--	--
Outstanding, December 31, 2009	1,212,400	$2.54
Exercisable, August 31, 2009	1,212,400	$2.54

Pursuant to the October 2009 Financing, the Company issued 122,766 Series II Placement Agent Warrants and 24,553 Class C Placement Agent Warrants to the placement agent in conjunction with the October 2009 Financing and are exercisable at US$3.25 and $4.50 per share respectively. These warrants have the same terms as the warrants issued to investors and are included in the units.

During the six months ended December 31, 2009, the Company received gross proceeds of approximately $745,000 from exercise of 457,419 warrants.

As a result, as of December 31, 2009, the Company had 318,856 Series I Placement Agent Warrants at a strike price of $1.60, 365,600 Class A Placement Agent Warrants at a strike price of $2.50 which expire in January 2013, 380,625 Class B Placement Agent Warrants at a strike price of $3.00 which expire in January 2015, 122,766 Series II Placement Agent Warrants at a strike price of $3.25 and 24,553 Class C Placement Agent Warrants at a strike price of $4.50 which expire in October 2012 outstanding. If all these Placement Warrants are exercised, of which there can be no guarantee, the Company would receive gross proceeds of approximately  $ 3,075,000.

As a result of the above, as of December 31, 2009, Tianyin has 25,795,902 common shares and 2,322,750 Series A preferred shares outstanding. Each outstanding share of Series A preferred stock is convertible at any time at the option of the holder into one (1) full share of Tianyin Common stock. The company also has Class A, Class B and Class C Warrants to purchase a total of 8,916,290 shares of Tianyin common stock at weighted average exercise price of $2.82 per share. In addition, Tianyin has stock options to purchase 536,000 shares of Tianyin common stock at weighted average exercise price of $2.34 per share. The company also has placement agent warrants in total to purchase 1,212,400 shares of Tianyin common stock at weighted average exercise price of $2.54 per share.

At December 31, 2009, if all options and warrants were exercised and all shares of Series A preferred stock were converted, the Company would have 38,783,342 shares of common stock outstanding and the Company would receive approximately $29,445,000 of additional gross proceeds.

Critical Accounting Policies and Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ending June 30, 2009, for disclosures regarding Tianyin’s critical accounting policies and estimates.  The interim financial statements follow the same accounting policies and methods of computations as those for the year ended June 30, 2009. There were no new accounting policies and estimates during the period ended December 31, 2009 which affected the Company.

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

(b)	Not applicable.

(c)	Not applicable. No repurchases occurred during the period covered by this Report.

ITEM 4.                    Submission of Matters to a Vote of Security Holders

We did not submit any matters to our shareholders during the quarter covered by this Report.  However, we did solicit votes from our shareholders during the period covered by this Report.  On December 30, 2009, we mailed out a proxy statement soliciting votes to re-elect our Board of Directors at our Annual Shareholder Meeting, which was held on January 21, 200.  All of our directors were re-elected; the following shows the voting tabulation for such election:

Director Nominee	FOR (# and %)	WITHHELD (# and %)
Dr. Guoqing Jiang	2,916,977(2,803,398 and 96.11%)	113,579 and 3.89%
Prof. Zunjian Zhang, Ph.D	2,916,977 (2, 730,083 96.60%)	186, 894 and 6.4%
Professor Jianping Hou, Ph.D	2,916,977 (2,730, 553 & 93.61%)	186,424 7 & 6.39%
James T. McCubbin	2,916,977 (2,732,174 & 93.67%)	184, 803 & 6.33%
Stewart Shiang Lor	2,916,977 (2,803,662 & 96.12%)	113,315 & 3.88%

ITEM 6.                Exihibits

(a) The following exhibits are filed as part of this report.

Exhibit No.	Document

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed on September 24, 2009).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed on September 24, 2009).

31.1	Certification of Chief Executive Officer required by Rule 13a-14/15d-14(a) under the Exchange Act

31.2	Certification of Acting Chief Accounting Officer required by Rule 13a-14/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Acting Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    February 5, 2010

By: TIANYIN PHARMACEUTICAL CO., INC.

 /s/  Dr. Guoqing Jiang
       Name:  Dr. Guoqing Jiang
      Title:   Chairman, Chief Executive Officer and Acting Chief Accounting Officer