Form 10-K/A
period 2009-06-30
TIANYIN PHARMACEUTICAL CO., INC.
filed 2010-03-31
CIK 1362718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2009 (the last business day of the Registrant’s most recently completed fiscal year) was approximately $12,950,000.

The number of outstanding shares of the Registrant’s Common Stock as of the close of business on March 30, 2010 was 26,644,026 and 2,802,500 shares of Series A Preferred Stock.

TIANYIN PHARMACEUTICAL CO., INC
FORM 10-K INDEX

Explanatory Note: We are filing this amendment to our Annual Report on Form 10-K to respond to SEC Comments and update the information in our beneficial ownership table.

PART I

ITEM 1.                      DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

Tianyin Pharmaceutical Co., Inc (“Company” or “the Company”, together with its subsidiaries, herein referred to as “we” “us” and “our”) is a pharmaceutical company and through our indirect wholly-owned subsidiary Chengdu Tianyin Pharmaceutical Co., Ltd., a corporation organized and existing under the laws of the People’s Republic of China (“Chengdu Tianyin”), we are engaged primarily in the development, manufacturing, marketing and sale of modernized traditional Chinese medicines and other pharmaceuticals in China.  We currently manufacture a comprehensive portfolio of 39 products, 22 of which are listed in the highly selective National Medicine Catalog of the National Medical Insurance program.  We also have 3 drug candidates under the SFDA’s review.

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

We currently manufacture and market a comprehensive portfolio of 39 modernized TCM and 7 generic western medicines designed to address large market opportunities; 22 of which are listed in the National Medicine Catalog of the National Medical Insurance Program, a government-administered medical insurance and reimbursement program. During fiscal 2008, we won official government tenders for our proprietary Ginkgo Mihuan Oral Liquid in Liaoning, Guangxi, Yunnan, and Shanxi province in China and signed over 60 new distribution agreements with a total of 15 regional distributors, including both new and previously contracted distributors. As of June 30, 2009, we had 47 products protected by the SFDA, including Ginkgo Mihuan Oral Liquid which is also protected by patent. The patent No. is 20061007800225 with a protection period of 20 years starting from April 30, 2006 and expiring on April 30, 2026. In addition, as of March 30, 2010, we had 3 drug candidates under the SFDA’s review.  39 products of the 47 SFDA protected products are currently in production. In addition, as of March 30, 2010, we had 3 drug candidates under the SFDA’s review.

Our products are intended to address significant medical needs in the therapeutic areas spanning internal medicines, gynecology, hepatology, otolaryngology, urology, neurology, gastroenterology, orthopedics, dermatology, pediatrics, among others.    A list of our products is presented below:

NO.	PRODUCT	CATEGORY	SFDA DRUG REG. NO.	INDICATIONS
1	Tongbianling Capsule	Internal Medicine	Z20083424	One-time abdominal distention constipation, bedridden constipation, and elderly chronic constipation
2	Compound Dantong Capsules	Internal Medicine	Z20093012	Acute and chronic cholecystitis, cholangitis and concurrent infection of Biliary Calculi
3	Yiqing Capsules	Internal Medicine	Z20093084	Pain of the throat and gums, pharyngitis and tonsillitis
4	Qingrejiedu Oral Liquid	Internal Medicine	Z51020066	Inflammation, fever, cold, upper respiratory infection
5	Ginkgo Mihuan Oral Liquid	Internal Medicine	H20013079	Coronary heart diseases, myocardial infarction
6	Yupingfeng Oral Liquid	Internal Medicine	Z20003099	Boost of energy and immune system, strengthening of physical body
7	Qijudihuang Oral Liquid	Internal Medicine	Z20023391	Improvement on liver function
8	Fukangbao Oral Liquid	Gynecology	Z10983056	Anemia, irregular menstrual cycle

9	Benorylate Granules	Internal Medicine	H10970068	Rheumatoid arthritis
10	Yuelian Chongcao Oral Solution	Internal Medicine	B20020680	Improvement on kidney function, boost of body energy
11	Radix Sophorae Flavescentis Vaginal Effervescent Tablets	Gynecology	Z20050184	Cervical erosion
12	Qianggan Syrup	Hepatology	Z20054224	Chronic hepatitis, early liver cirrhosis, fatty liver disease
13	Levofloxacin Hydrochloride Tablets	Internal Medicine	H20066521	Anti bacterial infection
14	Hugan Tablets	Hepatology	Z20063054	Chronic hepatitis, early liver cirrhosis
15	Qianglipipa Oral Liquid	Otolaryngology	Z20063046	Suppressing cough, mucus clearance, bronchitis
16	Ganoderma Lucidum Capsules	Neurology	Z20063833	Insomnia, neurasthenia, amnesia
17	Yishengling Granules	Internal Medicine	Z20063841	Improvement of kidney function and sperm counts, impotence
18	Qianbobiyan Tablets	Otolaryngology	Z20063837	Inflammation, chronic and acute rhinitis
19	Dabaidu Capsules	Urology	Z20055092	Inflammatory symptoms of STD’s, e.g. syphilis
20	Huganning Tablets	Hepatology	Z20054697	Chronic and acute hepatitis
21	Yanlixiao Capsules	Internal Medicine	Z20064158	Anti-inflammatory, bacterial infectious diseases
22	Kanggu Zengsheng Tablets	Orthopedics	Z20063875	Bone hyperplasia, neck pain, ankylosing spondylitis
23	Baoxinning Capsules	Internal Medicine	Z20063957	Angina, coronary heart diseases, arrhythmia
24	Danqi Tablets	Gynecology	Z20064032	Relieve menstrual cramps and other symptoms
25	Chuanxinlian Capsules	Internal Medicine	Z20063437	Anti-inflammation, fever, cough, diarrhea, mouth ulcers
26	Weikangling Capsules	Gastroenterology	Z20064060	Gastric and duodenal ulcer, acute and chronic gastritis
27	Yinhuang Capsules	Otolaryngology	Z20063462	Upper respiratory tract infection, tonsillitis, pharyngitis
28	Kudancao Tablets	Otolaryngology	Z20064050	Relieve inflammatory symptoms of laryngopharyngitis
29	Tianqitongjing Capsules	Gynecology	Z20063645	Relieve symptoms of menstrual cramps
30	Jiangtangning Capsules	Internal Medicine	Z20063813	Relieve symptoms of diabetes
31	Xiaoyanlidan Tablets I	Hepatology	Z20063864	Relieve symptoms of acute cholangtis and cholecystitis.
32	Yankening Tablets	Internal Medicine	Z20063847	Acute tonsillitis, bacterial pneumonia, urinary tract infections
33	Yanyan Tablets	Otolaryngology	Z20064406	Relieve symptoms of chronic pharyngitis
34	Qianlieshule Capsules	Urology	Z20060030	Relieve symptoms of chronic prostatitis
35	Shushenling Capsules	Neurology	Z20063557	Neurasthenia, manopause syndrome
36	Huangbo Capsules	Internal Medicine	Z20063156	Anti-inflammatory, diarrhea, jaundice, nocturnal emission
37	Yinqiao Shangfeng Capsules	Internal Medicine	Z20003100	Relieve inflammatory symptoms of laryngopharyngitis and fever
38	Simvastatin Tablets	Internal Medicine	H20083478	Hypercholesterolemia, Coronary Heart Disease.
39	Azithromycin Dispersible Tablets	Internal Medicine	H20074145 / H20074143	Upper and lower respiratory tract infections and other bacterial infections in skins and reproductive system

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

●    We are an emerging market leader with 39.

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

A new SFDA product filing and registration policy provides that so long as no other company produces a product superior to ours in terms of current advances and product breakthroughs,  an infinite period of administrative protection shall be given to our SFDA approved products; the new policy also prohibits knock-offs of products already on the market.  As far as our SFDA products are concerned, this policy strengthens our competitive advantage.

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

INTELLECTUAL PROPERTY

We rely primarily on a combination of patent, trademark trade secrets and administrative protections, as well as employee and third-party confidentiality agreements to safeguard our intellectual property. Currently, we have a design patent granted and a formulation patent pending for only one of our products: Ginkgo Mihuan Oral Liquid. The patent No. is 20061007800225 with a protection period of 20 years starting from April 30, 2006 and expiring on April 30, 2026.  Although our other products are not subject to patent protection, they are GMP(Good Manufacturing Practice) certified and received approval from the SFDA (State Food and Drug Administration), which is valid for a term of 5 years and renewable at the expiration thereof.  Therefore, it is possible that  we could maintain the approval indefinitely. The new SFDA product filing and registration policy provides, so long as no other company within our immediate pharmaceutical industry produces a product superior to ours in terms of current advances and major product breakthroughs,  protection to formulas and production techniques of approved products, and prohibits producing and selling similar products without the SFDA’s approval. The type of major breakthroughs that the SFDA considers in determining whether another product, similar to one already approved can be produced would be significant improvements to existing products  in the following areas: synthesis, extraction methods, physical and chemical nature and purity, dosage, prescription screening, preparation technology, testing methods, quality indicators, stability, pharmacology, toxicology, processing methods, active ingredients, route of administration, etc. As a result of this policy, the government encourages innovation in TCM research and development.  Other pharmaceutical companies cannot produce products similar to ours without the SFDA’s approval, unless they have achieved such major breakthroughs and received approval from the SFDA. As of June 30, 2009, we had 47 products protected by the SFDA, including Ginkgo Mihuan Oral Liquid which is also protected by patent. And as of March 30, 2010, we had 3 drug candidates under the SFDA’s review. Additionally, we have 6 trademarks granted and 16 trademarks pending.

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

GOVERNMENTAL APPROVALS OF OUR PRODUCTS

All medicines must be approved by the China State Food and Drug Administration, or the SFDA, before they can be manufactured, marketed or sold in China.  We have obtained approvals to manufacture and market a comprehensive portfolio of 39 modernized TCM and pharmaceuticals.  And as of March 30, 2010, we had 3 drug candidates under the SFDA’s review. Additionally, we have 6 trademarks granted and 16 trademarks pending.

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

RESEARCH AND DEVELOPMENT

We have a proven cooperative partnership model for the research and development of our products.  This model is cost effective, highly efficient and has a shorter development cycle time. As of June 30, 2009, we had 47 products protected by the SFDA, including Ginkgo Mihuan Oral Liquid which is also protected by patent. And as of March 30, 2010, we had 3 drug candidates under the SFDA’s review. Additionally, we have 6 trademarks granted and 16 trademarks pending..

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

Copies of Company’s Annual Reports on Form 10K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are all available on our website ( http://www.tianyinpharma.com ) free of charge, within a week after we file same with the SEC or by sending a request for a paper copy to our outside securities counsel: Leser, Hunter, Taubman & Taubman, c/o Tianyin Pharmaceutical Co., Inc, 17 State Street, Suite 2000, New York, NY 10004.

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

Expansion of our business may put added pressure on our management and operational infrastructure impeding our ability to meet any increased demand for our products and services and possibly hurting our operating results .

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

Our success will depend in part on our ability to protect and maintain intellectual property rights and licensing arrangements for our products.  We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights.  Piracy of intellectual property is widespread in China and despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology.  Monitoring unauthorized use of our technology is difficult and costly, and we cannot be certain that the steps we have taken will prevent all misappropriations of our technology, particularly in countries where the laws may not protect our intellectual property rights as fully as in other countries such as the United States of America, or U.S.  In addition, third parties may seek to challenge, invalidate, circumvent or render unenforceable any intellectual property rights owned by us.  From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs, diversion of our management’s attention and diversion of our other resources.

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

We currently have one pre-extraction production workshop, two solid preparation workshops and a liquid production workshop and they are all located within 5 square kilometers.  Manufacturing products at one site presents risks because a disaster, such as a fire or hurricane, may interrupt our manufacturing capability.  In such an event, we will have to resort to alternative sources of manufacturing that could increase our costs as well as result in significant delays.  Any increase in costs, slowdowns or shutdowns could have a material adverse affect on our business, financial condition, results of operations and growth prospects.

We assume our facilities operate eight hours per day and based on our existing facilities, the unutilized capacity as of June 30, 2009, was 15% of our total capacity. According to the market demand, management will add facilities, use high-efficiency equipment, increase employees’ working hours or extend hours of operation. We believe that we can adjust the existing capacity and future production capacity in a very short period of time to meet the market needs. We intend to expand our manufacturing operations by adding production lines, but there is no assurance that we will have the financial resources required for this planned expansion or that any such expansion will be successful or completed in a timely fashion or within budget.  Additionally, although we believe we can quickly adjust our capacity, we may encounter difficulties and significant unexpected costs and delays in scaling up our manufacturing operations.  The failure to scale-up manufacturing operations in a timely and cost-effective way may adversely affect our income.  Any lack of manufacturing capacity to meet current demand could have a material adverse affect on our business, financial condition, results of operations and growth prospects.

The loss of one or more members of our management team or other key employees could affect our ability to successfully grow our business .

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

All pharmaceutical manufacturing companies in China are required to obtain certain permits and licenses from various PRC government authorities, including a pharmaceutical manufacturing permit and a good manufacturing practice certificate, or a GMP certificate, for each of its production facilities in China. [See “Regulations—Regulations Relating to Pharmaceutical Industry”]

We have obtained permits, licenses and GMP certificates for production facilities we use in the manufacture of our pharmaceutical products.  These permits and licenses held by us are subject to periodic renewal and/or reassessment by the relevant PRC government authorities, and the standards of compliance required in relation to them may change from time to time.  We intend to apply for the renewal of these permits and licenses when required by applicable la ws and regulations.  Our failure to obtain such renewals may prevent us from continuing those portions of our business that require these permits and licenses.  Furthermore, any changes in compliance standards or new laws or regulations that may be introduced in the future may prohibit or render it more restrictive for us to conduct our business or may increase our compliance costs, which may adversely affect our operations or profitability.

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

There is currently only a limited public market for our Common Stock, which is listed on the NYSE Euronext (formerly the American Stock Exchange), and there can be no assurance that a trading market will develop further or be maintained in the future.   During the month of April 2009, our common stock traded an average of approximately 21594 shares per day.  As of March 30, 2010 the closing bid price of our Common Stock was $4.12 per share.  As of  March 30, 2010, we had approximately 266 shareholders of record of our Common Stock and 9 shareholders of record of our Preferred Stock, not including shares held in street name.  In addition, during the past two years our Common Stock has had a trading range with a low price of $0.68 per share and a high price of $4.37 per share.

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

ITEM 2.                      DESCRIPTION OF PROPERTY

All land in China is owned by the State.  Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes.  In the case of land used for industrial purposes, the land use rights are granted for a period of 50 years.  This period may be renewed at the expiration of the initial and any subsequent terms.  Granted land use rights are transferable and may be used as security for borrowings and other obligations. Chengdu Tianyin currently owns land use rights to approximately 29,651 square meters of land and approximately 10,780 square meters of buildings consisting of manufacturing facilities, employee quarters and office buildings in Chengdu, China.  Chengdu Tianyin holds five State-owned Land Use Rights Certificates and eight Building Ownership Certificates for the land use rights and buildings owned by it, which include the State-owned Land Use Rights Certificate (No.: Qingyangguoyong [2007] No. 12133), State-owned Land Use Rights Certificate (No.: Qingyangguoyong [2007] No. 12132), State-owned Land Use Rights Certificate (No.: Longguoyong [2002] No. 17188), State-owned Land Use Rights Certificate (No.: Longguoyong [2007] No. 76483), State-owned Land Use Rights Certificate (No.: Qingguoyong [2007] No. 12575); Building Ownership Certificate (No.: Chengfangquanjianzheng Jianzheng Zi No.1570035), Building Ownership Certificate (No.: Chengfangquanjianzheng Jianzheng Zi No.1599930), Building Ownership Certificate (No.: Chengfangquanzheng Jianzheng Zi No.1570039) , Building Ownership Certificate (No.: Longfangquanzheng Jianzheng Zi No.0119728), Building Ownership Certificate (No.: Longfangquanzheng Jianzheng Zi No.0119727), Building Ownership Certificate (No.: Longfangquanzheng Jianzheng Zi No.0119729) and, Building Ownership Certificate (No.: Longfangguan No. 0070870) and the Building Ownership Certificate (No.: Longfangguan No. 0070869).

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

At March 30, 2010, the closing bid price of the common stock was $4.12 and we had approximately 266 record holders of our common stock, 9 record holders of our Series A Preferred Stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

We granted  five (5) year warrants to purchase 4,757,814 shares of our Common Stock, $0.001 par value per share at an initial exercise price of $2.50 per share, subject to adjustment (the “Class A Warrants”), and seven (7) year warrants to purchase 4,757,814 shares of our Common Stock at an initial exercise price of $3.00 per share, subject to adjustment (the “Class B Warrants” and together with the Class A Warrants, the “Warrants”).  The exercise prices of the Warrants are subject to weighted average and other anti-dilution adjustments.  As of March 30, 2010, 4,229,063 of the Class A Warrants and 4,414,064 of the Class B Warrants were outstanding.  We also granted warrants to purchase 1,522,500 shares of Common Stock with an exercise price of US$1.60, $2.50 and $3.00 per share to TriPoint Global Equities, LLC, the placement agent in the January 2008 Financing.  As of March 30, 2010, there are 1,440,106 placement agent warrants outstanding.

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

Overview

We are engaged primarily in the development, manufacturing, marketing and sale of modernized traditional Chinese medicines and other pharmaceuticals in China. We currently manufacture and market a comprehensive portfolio of 39 products, 22 of which are listed in the highly selective National Medicine Catalog of the National Medical Insurance program.  As of June 30, 2009, we had 47 products protected by the SFDA, including Ginkgo Mihuan Oral Liquid which is also protected by patent. And as of March 30, 2010, we had 3 drug candidates under the SFDA’s review. Additionally, we have 6 trademarks granted and 16 trademarks pending.

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

Previously, our distribution network primarily covered the capital cities and economically developed areas in China, such as Jiangsu, Shanghai and Zhejiang. According to our statistics, we only covered about 40% of the cities in China, and this number was even lower for counties and rural area. In fiscal 2010 and 2011, we plan to expand our distribution network to 200 cities out of a total of 334 cities, 1000 counties out of a total of 1735 counties, accounting for approximately 65% of the total counties in China, while also expanding our network to rural areas of China. We expect to reach 150 cities and 700 counties by August 2010 and further expand to 200 cities and 1000 counties by December 2010.

We plan on adjusting our existing direct sales force, expanding the area covered by each sales staff, replacing a number of sales personnel and hiring additional 10% sales force. This expansion plan will help us to achieve our sales revenue and net income target of 2010 and 2011. We expected our sales revenue to increase about 30% in both 2010 and 2011.

As part of our continuing growth strategy, we will continue our partnership-based research and development efforts to further commercialize and broaden our product pipeline. During the quarter we have made significant process with our new product development.  As of June 30, 2009, we had 47 products protected by the SFDA, including Ginkgo Mihuan Oral Liquid which is also protected by patent. And as of March 30, 2010, we had 3 drug candidates under the SFDA’s review. Additionally, we have 6 trademarks granted and 16 trademarks pending. We are also planning a series of market launches in the next few years from our product pipeline. As of March 31, 2010, we have received five new SFDA approvals in addition to the 47 products approved by the SFDA as of June 20, 2009 as below:

Drug Name	SFDA Approval Number

1. Yinqiao Jiedu Tablets	(SFDA approval number Z20093555)

2. Kangjun Xiaoyan Capsule	(SFDA approval number Z20090855)

3. Xiaoyan Lidan Tablets II	(SFDA approval number Z20093681)

4. Fleroxacin Tablets I	(SFDA approval number H20094057)

5. Fleroxacin Tablets II	(SFDA approval number H20094038)

Descriptions of the function of the above products are as follows:

Yinqiao Jiedu Tablets are a generic TCM which are used mainly to treat acute respiratory system ailments, such as influenza and common cold. It is specifically used to clear the lungs and aid in function of the throat.

Kangjun Xiaoyan Capsule can be used for relief the sore pain of throat and gum caused by fever and cold

Xiaoyan Lidan Tablets II is a drug that is used to relieve symptoms of acute cholangtis and cholecystitis.

Fleroxacin Tablets I can be used on acute bronchitis, acute exacerbation of chronic bronchitis, pneumonia and other respiratory infections caused by bacteria sensitive to this product; also could be used for cystitis, nephritis, prostatitis, epididymitis, Neisseria gonorrhoeae urethritis and other genitourinary system infection; typhoid Salmonella infections, bacillary dysentery and other gastrointestinal infections; skin and soft tissue infections, bone infections, abdominal infections and pelvic infections.

Fleroxacin Tablets I applies to the following diseases caused by bacteria sensitive to this product:

1. Urogenital infections, including simple and complicated urinary tract infections, bacterial prostatitis, Neisseria gonorrhoeae urethritis or cervicitis.
2. Respiratory tract infections, including acute bronchial infection and lung infection due to gram-negative bacilli
3. Gastrointestinal tract infections, typhoid, bone and joint infections, skin and soft tissue infections, sepsis and other systemic infection.

An important aspect to support our growth strategy is to meet the increasing demand from our customers and enhance production and sales infrastructure.  As part of the use of proceeds from our private placement financing, we built production facilities on the vacant land of our current premises to accommodate our growth.  The new production plant project should enhance our overall production capacity.  Currently, we estimate that the new facilities should allow us to increase production activity threefold.  We estimated our expenditure on this project at approximately $5 million.  The capital required for the expansion of our facilities was sourced from our $15.2 million financing completed in January 2008. The planned Gross Floor Area (GFA) is about ten thousand square meters with modern state-of-the-art manufacturing equipment. Construction started in July 2008 and trial operations commenced in May 2009. By the end of June 2009, construction of our new plant was completed. The facility has recently passed GMP (Good Manufacturing Practice) certification and it has started mass production. Management estimates that the new capacity could dramatically increase our revenues as we bring on line the additional production capacity. Based on the foregoing, we believe that our current facilities, including land available for expansion, will be sufficient for the growth we anticipate over the next 5 years.  However, as demand for our products increases, we will need to purchase new equipment and production lines to fill our facilities with the appropriate number of such lines to meet the demand.

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

Fiscal Year 2010 Financial Guidance

We are forecasting continued robust growth for our 2010 and 2011 fiscal year.   Given current positive trends we anticipate that our revenues could increase to $63.3 million and $113.3 million for fiscal 2010 and 2011, respectively, representing revenue growth of approximately 48% and 79%. We expect the increase in sales for the 2010 fiscal year to come from the increase in sales of Ginkgo Mihuan Oral Liquid and our new products.  In 2011, our new joint ventue, Jaingchuan, is expected to contribute a majority of our growth. In our forecast we assume that the price will remain the same and all revenue growth will be attributable to increases in sales. We use a bottom-up approach to estimate the sales of each major drug or major category of drugs as below:

Factory	Products	2009 Revenue (in millions)	2010 Revenue (in millions)	2011 Revenue (in millions)
Tianyin	Ginkgo Mihuan Oral Liquid	11.65	22	26.4
	Apu Shuangxin	10.38	10	9.8
	Qingrejiedu Oral Liquid	3.37	4	4.5
	New products		9.35	11.4
	Other existing products	17.49	14.45	24.08
	Sub Total	42.89	59.8	76.18

Jiangchuan	Antibiotics		3.5	37.12
	Total	42.89	63.3	113.3

During fiscal year 2010, we expect to generate a potential minimum net income of approximately $10.38 million, representing net income growth of approximately 30%, as compared to our fiscal year end 2009.  Our main products during fiscal year 2010  will be Yiqing Capsules, Compound Dantong Capsules, Tongbianling Capsule, Child Qingrezhike Oral Liquid, Baotailing Tablets, Duyiwei Dispersible Tablets, Tongqiao Biyan Tablets, Huganning Tablets, Laonian Kechuan Tablets, Simvastatin Tablets and Mycophenolate Mofetil Capsule. Management estimates that sales of the Company's flagship product, Ginko Mihuan, should grow by approximately 89% to $22 million in fiscal 2010.  Forecasted net income does not include non-cash expenses associated with stock compensation plans, stock option expenses and/or future interest expense.

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

Revenue. Total revenue was approximately US$42.9 million for the fiscal year ended June 30, 2009 as compared to approximately US$33.5 million for the fiscal year ended June 30, 2008, an increase of approximately US$9.4 million or 28%. The increase in our revenue was primarily the result of our recent sales and marketing efforts.  Specifically, our revenue growth was attributable to our sales channel expansion efforts that increased our market penetration of our current products. Management believes that our emphasis on broadening our product pipeline coupled with our continued sales channel expansions, along with our enhanced sales and marketing efforts and our continued expansion of our production facility should continue to yield significant revenue growth in our fiscal year 2010 and beyond. Our prices remain the same as fiscal 2008 and all revenue growth comes from increases in sales. We used a bottom-up approach to list the sales of each major drug or major category of drugs as below:

Factory	Products	2008 Revenue (in millions)	2009 Revenue (in millions)
Tianyin	Ginkgo Mihuan Oral Liquid	8.56	11.65
	Apu Shuangxin	6.32	10.38
	Qingrejiedu Oral Liquid		3.37
	Azithromycin Dispersible Tablets	0.02
	Other existing products	18.56	17.49
	Sub Total	33.46	42.89

Jiangchuan	Antibiotics
	Total	33.46	42.89

Cost of Revenue.  Cost of revenue for the fiscal year ended June 30, 2009 was approximately US$21.5 million or 50.2% of revenue as compared to US$18.8 million or 56.2% of revenue for the fiscal year ended June 30, 2008. Our cost of revenue is primarily composed of the costs of direct raw materials, labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The decrease in our cost of revenue was materially due to an increase in higher margin products in our sales mix along with enhanced cost control processes that we implemented that yielded greater efficiencies in our production and manufacturing processes.  We believe we should be able to further improve our margins and further reduce our cost of revenue by continuing to expand our efforts to increase our sales mix with a greater number of higher margin products and by continuing to enhance our production efficiency through streamlining our production processes and enhancing our equipment.  We expect higher production efficiency will increase our margins by as much as 3%.

Gross profit.  As a result of the above, gross profit for the fiscal year ended June 30, 2009 was approximately 49.8%, 43.8% for the fiscal year ended June 30, 2008. The increase on our gross margin is mainly due to the product mix optimization.  During the fiscal year 2009, we produced more products with high gross margin, such as Ginkgo Mihuan Oral Liquid and Apu Shuangxin, while reducing the production of low gross margin products, such as Qingrejiedu Oral Liquid and Hugan Tablets. The price change has very limited impact on our gross margin.  It only accounts for 1.4% of the gross margin increase.

Operating Expenses.  Selling, general and administrative and research and development expenses were approximately US$11.7 million for the fiscal year ended June 30, 2009, as compared to approximately US$7.1 million for the fiscal year ended June 30, 2008, an increase of approximately US$4.6 million or 64.5%.  The increase was primarily a result of the implementation of our recent sales and marketing strategy that increased our sales payrolls and direct marketing expenses. We anticipate these costs may continue to increase but will be in line with our revenue growth.

Net income.  Net income was approximately US$7.9 million for the fiscal year ended June 30, 2009, as compared to net income of approximately US$6.0 million for the fiscal year ended June 30, 2008, an increase of US$1.9 million or 32.4%. The increase in our net income was primarily the result of increases in our revenue along with improved product margins.

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

Comprehensive Income.  As a result of the above, the comprehensive income, which adds the currency adjustment to net income, was US$7.98 million for the fiscal year ended June 30, 2009, as compared to the comprehensive income of US$8.02 million for the fiscal year ended June 30, 2008, a decrease of US$0.04 million. The currency adjustment for the fiscal year ended June 30, 2008 was significant, During the year ended June 30, 2008,  the exchange rate changed from 7.6155 RMB to 1.00 US dollar to 6.8540 RMB to 1.00 dollar.  As such, the overall foreign current translation adjustment was approximately $2,045,000 for the 12 months ended June 30, 2008.  For the year ended June 30, 2009, the exchange rate was more stable.  Thereby, the foreign currency translation adjustment was only roughly $74,000 for our 2009 fiscal year.

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

Net cash generated from operating activities was US$8.3 million for the fiscal year ended June 30, 2009 as compared to US$3.7 million for the same period of 2008. The increase of cash generated from operating activities during the fiscal year ended June 30, 2009 was primarily the result of revenue growth that brought a significant increase in net income.

With US$12.4 million in net cash and equivalents on June 30, 2009 and positive cash flow, we believe, except as otherwise needed to fund the proposed the Sichuan Jiangchuan JV, the Company is adequately funded to meet all of our working capital and capital expenditure plans for 2009.

Investing activities

Net cash used in investing activities for the fiscal year ended June 30, 2009 and 2008 totaled US$7.8 million and US$4.7 million respectively and related to the acquisition of intangible drug, and property and equipment. The increase of cash used in investing activities during the fiscal year ended June 30, 2009 was mainly due to our increased efforts in new drugs development and the construction of our new production plant project

Financing activities

Net cash used in financing activities for the fiscal year ended June 30, 2009 totaled US$0.2 million and mainly related to the stock bought back and dividends payment. Net cash generated from financing activities for the fiscal year ended June 30, 2008 was US$12 million and mainly related to the proceeds from capital contribution.

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

Accounts Receivable and Bad Debt Reserve

Accounts receivable are stated at the amount management expects to collect from balances outstanding at the end of the period. Sales of goods are subject to revenue recognition condition.  Even if we have not received the payment, they should be recognized as revenue and increase accounts receivable accordingly. Based on its assessment of the credit history with customers having outstanding balances and our current relationship with such customers, management decides whether any realization of losses on balances outstanding at the end of the period will be deemed uncollectible based on the age of the receivables. As such, we reserve 1% of accounts receivable balances that have been outstanding less than one year, 50% of accounts receivable balances that have been outstanding between one year and two years, and 100% of receivable balances that have been outstanding for more than two years. The allowance for doubtful accounts at June 30, 2009 and 2008 was $171,947 and $90,064, respectively.

Accounts receivable was approximately US$5.6 million for the fiscal year ended June 30, 2009 as compared to approximately US$4.5 million for the fiscal year ended June 30, 2008, an increase of approximately US$1.2 million or 26%. Compared to the growth rate of 28% in revenue, this relatively low growth rate is mainly attributable to our tight credit controls.  We only grant credit to customers with proven sales records and all credit sales must be approved by the CEO and the Vice President of Accounting.  Moreover, we conduct a credit review at least annually for each of our customers that we grant credit.  In addition, we have an internal policy that requires finance staff and sales personnel to closely monitor the collection and credit status of each client with credit.  If the credit sales exceed the credit granted to a customer, or the account receivable is over 60 days, we will suspend all sales to that customer until we receive their payments and their account is brought current. Customers without any sales history must pay prior to the shipment of goods.

Inventory

We recognize inventory when the realization of the economic benefits is probable and the cost of inventories can be reliably determined. Ending inventory is stated at the lower of cost or market at the balance sheet date. Subsequent measurement of inventory uses the "lower of cost and net realizable value" accounting principle which is related to the historical cost and net realizable value on accounting measurement basis. Inventory is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required that could negatively impact our gross margin and operating results. The inventory reserve at June 30, 2009 and 2008 was $138,259 and $-0-, respectively.  The inventory reserve was for obsolete raw material with carrying value less than the net realizable value.

Two major factors account for our low level of inventory relative to our growth in production. Firstly, we have optimized our product portfolio to contain more products with higher gross margin.  As a result, the increase in inventory is lower than the increase in revenue.  Secondly, after adopting lean production processes, we have increased our product turnover by shortening the business cycle between accepting orders and delivering products.

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

Revenue Recognition

We recognize revenue of product sales and the cost related when title has been transferred, the risks and rewards of ownership have been transferred to the customer, both the cost and the revenue are determinable, and the collection of the related receivable is probable, which is generally at the time of shipment. The shipment term for most of our customer sales is “Cost plus Freight” (“C&F”).  Our contracted logistic companies pick up the goods from our warehouse and deliver them to the warehouses designated by our customers.  We grant credit to customers with proven sales records. Sales to customers without sales records require advance payment prior to shipment of goods.  Our CEO and Accounting Vice President must pre-approve all credit sales. We conduct a credit review, on at least an annual basis, for each of our customers that we grant credit.  In addition, we call on our finance staff and sales personnel to closely monitor the credit recovery and credit status of each client with credit. Our internal controls require that we identify any obsolete and/or excess inventory, and estimate accruals based on the principle of lower of costs and market value (“LCM”). Although we have adopted the principle of lean production, such accruals are generally not significant. Currently we do not have any sales on consignment and we do not use consignment sales as our sales method.  After products arrive at customers’ warehouses, both the risk and ownership of the products are transferred to customers. Since all of our products received GMP certification and we maintain high quality standards, returns of products are basically negligible. Finally, although the pharmaceutical is highly competitive, we believe that the GMP certification and  high quality of our products, coupled with the new SFDA product filing and registration policy, which provides, so long as no other company within our immediate pharmaceutical industry produces a product superior to ours in terms of current advances and product breakthroughs, protection to formulas and production techniques of our approved products, prohibits producing and selling similar products without the SFDA’s approval, and thus other companies are prevented from producing and distributing new products that would compete directly with ours.  As a result of the aforementioned, the bad debt provision, obsolete stock provision and impairment of intangible assets for the year ended June 30, 2009 was US$ 73,539, US$ 138,259 and US$ 431,344 respectively.

Cost of Goods Sold

Based on the matching principle, we recognize cost of goods sold at the same time when the related revenue has been recognized. We adopt the “weighted average method” to determine the cost of goods sold, using the average unit cost weighted by the number of units acquired at the various units cost times the sales volume during the accounting period. If the sales revenue or inventory accounting estimates change because of the changes in accounting principles on which these estimates relied or we obtain new information, and accumulate more experience, in such cases, we may revise our accounting estimates based on the new circumstances. We utilize prospective method to account for changes in accounting estimates. As a result, changes in accounting estimates only affect the current period; the impact will be recognized only for the current period.  Any changes that affect both current and future periods, should be recognized for both the current and future periods.

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

INTANGIBLE ASSETS

Intangible assets are comprised of approved drugs and rights to use land. Intangible assets are carried at cost, less related accumulated amortization. Intangible assets representing approved drugs are separated into two groups: Traditional Chinese Medicine (TCM) and Non Traditional Chinese Medicine (NTCM). TCM are subject to impairment tests at least annually to determine if the carrying value of the asset is impaired. NTCM drugs are amortized on a straight-line basis over their estimated useful life of 10 years. The useful life of the TCM is considered to be indefinite because no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life. The term indefinite does not mean infinite.

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

TIANYIN PHARMACEUTICAL CO., INC.

Notes to Consolidated Financial Statements
June 30, 2009 and 2008
NOTE 4– PROPERTY AND EQUIPMENT
Property and equipment at June 30, 2009 and 2008 consists of the following:

	June 30, 2009	June 30, 2008

Buildings	$5,175,726	$5,154,528
Machinery and equipment	1,200,827	1,138,133
Office equipment and furniture	48,777	48,577
Vehicles	397,340	395,713
Subtotal	6,822,670	6,736,951
Less: Accumulated depreciation	2,165,795	1,780,435
	4,656,875	4,956,516
Add: Construction in progress	4,985,651	802,450
Total	$9,642,526	$5,758,966

Depreciation expense for the fiscal years ended June 30, 2009 and 2008 was $378,038 and $301,747, respectively.

NOTE 5– INTANGIBLE ASSETS

Intangible assets at June 30, 2009 and 2008 consist of the following:

	June 30, 2009	June 30, 2008

Rights to use land	$1,450,350	$1,444,410
Approved drugs
Traditional Chinese Medicine subject to impairment	8,416,905	7,059,751
Non Traditional Chinese Medicine	2,708,785	2,042,600
Total approved drugs	11,125,690	9,102,351
Intangible assets	12,576,040	10,546,761
Less: accumulated amortization	538,557	239,007

Total	$12,037,483	$10,307,754

We have developed a collaborative partnership model for the research and development of our products.  We believe this model is cost effective, highly efficient and has a shorter development cycle.  We have built stable R&D cooperation relations with some of the most prestigious research and development institutions in China, including China Pharmaceutical University, Sichuan University-affiliated West China Center of Medical Sciences, and Shaanxi University of Chinese Medicines.

Additions to intangible assets-drug in 2009 and 2008 were $2.4 million and $3.7 million, respectively. These are the costs incurred with the development of new medicine and have been paid to our Research & Development partners.  For the medicine we purchase, our partners provide us with the formula, production techniques, quality standard, testing records, ingredient analysis and product comparison.  In addition, our partners support us in attaining the approval from SFDA.  When the new drug gets the SFDA’s approval, we capitalize all the related costs.

Approved drugs could be separated into two groups: Traditional Chinese Medicine (TCM) and Non Traditional Chinese Medicine (NTCM). The useful life of the TCM is considered to be indefinite because no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life. The term indefinite does not mean infinite. Unlike western medicine, the formula of Chinese medicine is not developed based on modern science.  Once the formula proves effective, it is used for hundreds of or even thousands of years.  For example, the formulas developed by Dr. Tuo Hua and Dr. Zhongjin Zhang approximately two thousand years ago are still very popular today.  In addition, once the Chinese medicine is approved by the government, it is allowed to be produced and sold unless the government receives complaints from users. Therefore, TCM are not subject to amortization and impairment test should be conducted at least annually to determine if the carrying value of the asset is impaired. On June 30, 2009, we conducted an impairment test on all the traditional Chinese medicines using the "the lower of discounted cash flow and current book value" method.  Pursuant to that test, we found that the discounted cash flow of Huganning Tablets, Xiaoyanlidan Tablets I and Qianbobiyan Tablets are lower than their book value. As such, we recorded the impairment of $431,000 in 2009 for these three medicines. Therefore, the amount of intangible assets not subject to amortization as of June 30, 2009 was 8,416,905. NTCM drugs are amortized on a straight-line basis over their estimated useful life of 10 years. Amortization expense for the fiscal years ended June 30, 2009 and 2008 was $298,567 and $70,865, respectively. And the estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

For the year ended June 30, 2010                                                                415,910
For the year ended June 30, 2011                                                                499,090
For the year ended June 30, 2012                                                                598,913
For the year ended June 30, 2013                                                                678,588
For the year ended June 30, 2014                                                                766,588

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2009	June 30, 2008

Accounts payable	$1,182,714	$1,237,682
Accrued expenses	209,925	100,000

Total	$1,392,639	$1,337,682

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

In July 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company does not recognize any benefits in the financial statements for the fiscal year ended June 30, 2009.

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

NOTE 10 – EMPLOYEE WELFARE PLAN

The Company has established an employee welfare plan in accordance with Chinese laws and regulations. Full-time employees of the Group in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. PRC labor regulations require the Group to accrue for these benefits based on a certain percentage of the employees’ salaries. The total contribution for such employee benefits was $160,466 and $135,324 for the fiscal year ended June 30, 2009 and 2008, respectively.

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

TIANYIN PHARMACEUTICAL CO., INC.

Notes to Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 11– STATUTORY COMMON WELFARE FUND (CONTINUED)

Allocations to the discretionary surplus reserve were approved in the shareholders’ general meeting. The Company provided a reserve for the welfare fund of $919,001 and $697,369 for the fiscal year ended June 30, 2009 and 2008, respectively.

NOTE 12 – RISK FACTORS

The fiscal year ended June 30, 2009, three major vendors accounted for approximately 46% of the Company’s raw materials, while the fiscal year ended June 30, 2008, three major vendors accounted for approximately 36% of the Company’s raw materials. Total purchases from these vendors were $10,554,622 and $8,216,260 for the years ended June 30, 2009 and 2008, respectively.

Five major customers accounted for 20% and 45% of the net revenue for the fiscal year ended June 30, 2009 and 2008. Total sales to these customers were $8,578,871 and $15,910,871, for the years ended June 30, 2009 and 2008, respectively.

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

(b)	Changes in internal control over financial reporting

 In our Management’s Report on Internal Control Over Financial Reporting included in this current Form 10-K/A for the year ended June 30, 2009, management concluded that our internal control over financial reporting was effective. Management did however identify a significant deficiency as of June 30, 2009, as discussed below. A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

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

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during our last year to which this Annual Report on Form 10-K/A relates that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART III

ITEM 10.                  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES

The following table and text set forth the names and ages of all directors and executive officers as of March 30, 2009. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.  There are no family relationships among our directors and executive officers. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

In connection with the Share Exchange, Mr. Driscoll resigned as our sole director effective as of February 15, 2008; Mr. Stewart Shiang Lor became a member of our Board of Directors on that same day.  Additionally, on February 29, 2008, we appointed Professor Zunjian Zhang, Ph.D., Professor Jianping Hou, Ph.D. and Mr. James T. McCubbin to join Mr. Jiang and Lor as members of our Board of Directors.

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

Our codes of ethics are designed to deter wrongdoing and promote honest and ethical conduct and compliance with applicable laws and regulations.  These codes also incorporate our expectations of our executives that enable us to provide accurate and timely disclosure in our filings with the Securities and Exchange Commission and other public communications.  Our codes of ethics are attached as exhibits to the Current Report on Form 8-K that we filed with the SEC on March 4, 2008 and are available on our website,  http://www.tianyinpharma.com/index.html .  Any future changes or amendments to our code of ethics, and any waiver of our codes of ethics will also be posted on our website when applicable.

Board Independence and Committees

Presently, we are not required to comply with the director independence requirements of any securities exchange.  In determining whether our directors are independent, however, we intend to comply with the rules of the American Stock Exchange LLC, or the AMEX.  The board of directors will also consult with counsel to ensure that the boards of director’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors, including those adopted under the Sarbanes-Oxley Act of 2002 with respect to the independence of audit committee members.  The AMEX listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment.  Our three newest directors, Mr. Zhang, Hou and McCubbin are “independent” as that term is defined by Section 121(A) of the American Stock Exchange’s Listing Standards; accordingly, we now satisfy the “independent director” requirements of the AMEX, which requires that a majority of a company’s directors be independent.

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

ITEM 11.                      EXECUTIVE COMPENSATION

Executive Compensation

Prior to the Share Exchange, we had not paid any compensation to our chief executive officer or any other executive officer during the fiscal year ended December 31, 2006, 2005 or 2004, nor did we issue any options or awards to our executive officers during such time.  We did not have any employment agreements with our executive officers either.  Additionally, prior the Share Exchange, our directors did not receive any compensation for acting as such, but were reimbursed for out-of-pocket expenses incurred while attending board meetings.

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

The following table contains information regarding the compensation of our directors for the fiscal year ending June 30, 2009:

Name	Fees Earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Jianping Hou	12,000	0	0	0	0		12,000
Zunjian Zhang	12,000	0	0	0	0		12,000
James T. McCubbin	36,000	0	27,305 (1)	0	0		63,3305
Stewart Shiang Lor	0	0	0	0	0		0

 (1)           Pursuant to his agreement to serve as our Audit Committee Chairman, Mr. McCubbin was granted 36,000 stock options on February 28, 2008, that vest on a 1/12 monthly basis over a twelve month period beginning on the grant date.  The exercise price of the options is $2.80, which represents the Fair Market Value of our common stock on February 28, 2008.   The fair value of the option grant is estimated on the measurement date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the year ended June 30, 2009: expected volatility of 157.86% and risk-free interest rate of 1.99%.  Accordingly, the options were valued at approximately $40,957; however, due to the vesting schedule, only 2/3, i.e. approximately $27,305 was recognized in the fiscal year ending June 30, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of March 30, 2010, we had a total of 26,644,026 shares of Common Stock outstanding.

The following table sets forth, as of March 30, 2010: (a) the names and addresses of each beneficial owner of more than five percent (5%) of our Common Stock known to us, the number of shares of Common Stock beneficially owned by each such person, and the percent of our Common Stock so owned before and after the Share Exchange; and (b) the names and addresses of each director, executive officer and significant employee before and after the Share Exchange, the number of shares our Common Stock beneficially owned, and the percentage of our Common Stock so owned, by each such person, and by all of our directors and executive officers as a group before and after the Share Exchange. Each person has sole voting and investment power with respect to the shares of our Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated. Individual beneficial ownership also includes shares of Common Stock that a person has the right to acquire within 60 days from March 30, 2010.

Pursuant to a Share Transfer Agreement, dated as of January 16, 2008, certain of Chengdu Tianyin Pharmaceutical’s executive officers, including Dr. Jiang, have an immediately exercisable option to purchase from Stewart Shaing Lor 100% of the equity of Time Poly Management, Ltd.  Dr. Jiang has the option to purchase 77.12% of the Time Poly equity and therefore he will have the voting, dispositive and investment power over Time Poly after he exercises his option.  The parties to the Share Transfer Agreement entered into Distribution Agreement on March 10, 2010 to adjust the distribution arrangement set forth in the original Share Transfer Agreement.  See “Certain Relationships and Related Transactions” below.

Name	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares

Time Poly Management Ltd.	9,351,824	(1)	35.10%

Dr. Guoqing Jiang, CEO, Acting Chief Financial Officer and President	0	(1)(2)	*

Cmark Holdings Co., Ltd.(3)	323,035		1.21%

Stewart Shiang Lor, Director	9,674,859	(4)	36.3%

Mr. Xintao You	0	(5)	*

Mr. Yong Zhan	0	(6)	*

Ms. Li Zhou	0	(7)	*

Mr. Daqiao Zhang	0	(8)	*

Mr. Hongcai Li	0	(9)	*

Professor Zunjian Zhang, Ph.D, Director	0		*

Professor Jianping Hou, Ph.D., Director	0		*

Mr. James T. McCubbin, Director	36,000	(10)	*

TriPoint Global Equities, LLC	948,246	(11)	3.56%

All Directors, Executive Officers and Director, As a Group	9,710,859		36.45%

* Less than one percent
(1)                 Represents shares of our Common Stock that were issued to Time Poly Management Ltd., a British Virgin Islands company (“Time Poly”), in the Share Exchange. Time Poly is currently wholly-owned by Stewart Shiang Lor, who has the sole voting and dispositive power over the shares of Time Poly.  Pursuant to a Share Transfer Agreement, dated as of January 16, 2008, certain of Chengdu Tianyin Pharmaceutical’s executive officers, including Dr. Jiang, have an immediately exercisable option to purchase from Stewart Shaing Lor 100% of the equity of Time Poly, after which such executive officers shall have the voting, dispositive and investment power over Time Poly. Stewart Shiang Lor is one of our directors.   See “Certain Relationships and Related Transactions” below.

(2)                 Pursuant to the Share Transfer Agreement, dated as of January 16, 2008, as amended on March 10, 2010, Dr. Jiang has an immediately exercisable option to purchase from Stewart Shaing Lor (the current owner of 100% of the share capital of Time Poly) up to 38,560 shares of Time Poly equity, which, upon exercise, would entitle Dr. Jiang to own 77.12% of the equity of Time Poly.  Accordingly, upon exercise of such option, Dr. Jiang will indirectly (through his 77.12% ownership of Time Poly) own 7,212,127 shares of our Common Stock, however, he will maintain the voting, dispositive and investment power (through his control of Time Poly) of all of the 9,351,824 shares of our Common Stock that Time Poly owns. See “Certain Relationships and Related Transactions” below.

(3)                 The person having voting, dispositive or investment powers over Cmark is Stewart Shiang Lor, Authorized Agent.

(4)                 Mr. Lor is the sole shareholder of Time Poly, which owns 9,351,824 shares of our voting stock and therefore, Mr. Lor beneficially owns such shares.  However, once the options pursuant to the Share Transfer Agreement are exercised, Mr. Lor will no longer be a shareholder of Time Poly.  Mr. Lor is also the sole shareholder of Cmark, which owns 323,035 shares of our voting stock and therefore Mr. Lor beneficially owns such shares.

(5)                Pursuant to the Share Transfer Agreement, dated as of January 16, 2008, as amended on March 10, 2010, Mr. You has an immediately exercisable option to purchase from Stewart Shaing Lor (the current owner of 100% of the share capital of Time Poly) up to 3,835 shares of Time Poly equity, which, upon exercise, would entitle Mr. You to own 7.67% of the equity of Time Poly.  Accordingly, upon exercise of such option, Mr. You will indirectly (through his 7.67% ownership of Time Poly) own 717,285 shares of our Common Stock.  See “  Transactions with Related Persons, Promoters and Certain Control Persons  ” below.

(6)                 Pursuant to the Share Transfer Agreement, dated as of January 16, 2008, as amended on March 10, 2010, Mr. Zhan has an immediately exercisable option to purchase from Stewart Shaing Lor (the current owner of 100% of the share capital of Time Poly) up to 3,615 shares of Time Poly equity, which, upon exercise, would entitle Mr. Zhan to own 7.23% of the equity of Time Poly.  Accordingly, upon exercise of such option, Mr. Zhan will indirectly (through his 7.23% ownership of Time Poly) own 676,167 shares of our Common Stock.  See “  Transactions with Related Persons, Promoters and Certain Control Persons  ” below.

(7)                 Pursuant to the Share Transfer Agreement, dated as of January 16, 2008, as amended on March 10, 2010, Mr. Zhou has an immediately exercisable option to purchase from Stewart Shaing Lor (the current owner of 100% of the share capital of Time Poly) up to 2,715 shares of Time Poly equity, which, upon exercise, would entitle Mr. Zhou to own 5.43% of the equity of Time Poly.  Accordingly, upon exercise of such option, Mr. Zhou will indirectly (through his 5.43% ownership of Time Poly) own 507,804 shares of our Common Stock.  .  See “  Transactions with Related Persons, Promoters and Certain Control Persons  ” below.

(8)                 Pursuant to the Share Transfer Agreement, dated as of January 16, 2008, as amended on March 10, 2010, Mr. Zhang has an immediately exercisable option to purchase from Stewart Shaing Lor (the current owner of 100% of the share capital of Time Poly) up to 1,125 shares of Time Poly equity, which, upon exercise, would entitle Mr. Zhang to own 2.25% of the equity of Time Poly.  Accordingly, upon exercise of such option, Mr. Zhang will indirectly (through his 2.25% ownership of Time Poly) own 210,416 shares of our Common Stock.  .  See “  Transactions with Related Persons, Promoters and Certain Control Persons  ” below.

(9)                 Pursuant to the Share Transfer Agreement, dated as of January 16, 2008, as amended on March 10, 2010, Mr. Li has an immediately exercisable option to purchase from Stewart Shaing Lor (the current owner of 100% of the share capital of Time Poly) up to 150 shares of Time Poly equity, which, upon exercise, would entitle Mr. Li to own 0.3% of the equity of Time Poly.  Accordingly, upon exercise of such option, Mr. Li will indirectly (through his 0.3% ownership of Time Poly) own 28,055 shares of our Common Stock.  .  See “ Transactions with Related Persons, Promoters and Certain Control Persons  ” below.

(10)            Pursuant to his agreement to serve as our Audit Committee Chairman, Mr. McCubbin was granted 36,000 stock options on February 28, 2008, that vest on a 1/12 monthly basis over a twelve month period beginning on the grant date.  The exercise price of the options is $2.80, which represents the Fair Market Value of the Company on February 28, 2008.  As of December 18, 2009, all of these options have vested Mr. McCubbin was granted 36,000 stock options on February 28, 2008, that vest on a 1/12 monthly basis over a twelve month period beginning on the grant date.  The exercise price of the options is $2.80, which represents the Fair Market Value of the Company on February 28, 2008.  All of these options have now vested.

(11)            This number includes the 948,246 shares of common stock underlying the placement agent warrants TriPoint Global received as placement agent of the January 2008 Financings.  Mark Elenowitz and Michael Boswell have voting, dispositive or investment powers over TriPoint Global.

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

As part of the Share Exchange Agreement, Time Poly Management Limited, Cmark Holdings Co., Ltd., Happyvale Limited and Fartop Management Limited (the “Escrow Stockholders”) entered into a Share Escrow Agreement pursuant to which they placed an aggregate of 2,410,283 shares of Common Stock they own (the “Escrowed Shares”) into escrow for the benefit of the Investors in the event we fail to achieve certain net income levels; one half of the Escrowed Shares is allocated to each of the two fiscal years involved in the Share Escrow Agreement (the “Yearly Shares”).   The Escrowed Shares are being held as security for the achievement of the: (i) the lesser of our reported net income of at least $5.6 million or fully diluted EPS (share count includes all outstanding common shares, preferred shares, warrants and options) of $0.16 per share in fiscal 2008 (the “2008 Performance Threshold”) and (ii) the lesser of our reported net income of at least $7.2 million or fully EPS (share count includes all outstanding common shares, preferred shares, warrants and options) of $0.20 per share in fiscal 2009 (the “2009 Performance Threshold”).  If we achieve more than 92% of each of the 2008 Performance Threshold and the 2009 Performance Threshold, the Escrowed Shares will be released back to the Escrow Stockholders.  For each year that we achieve 92% or less of the 2008 Performance Threshold or 2009 Performance Threshold, the Investors shall receive 73,624 shares for each one percent (or fraction thereof) by which such performance threshold was not achieved (pro rata based on the number of shares of Series A Preferred Stock owned by such Investor at such date) up to a maximum of 1,104,360 shares and if less than a total of 500,000 shares are so delivered, the Escrow Stockholders shall receive the difference between 500,000 and the number of shares delivered to the Investors. Additionally, if all of the Yearly Shares are distributed in any given year, then the Company must distribute an aggregate of 1,000,000, 3-year warrants at an exercise price of $1.00 per shares, to the Investors.

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

Promoters and Certain Control Persons

On January 16, 2008, we entered into a Share Exchange Agreement with Raygere Limited (“Raygere”), a company organized under the laws of the British Virgin Islands (“BVI”) and Time Poly Management Limited, Happyvale Limited and Fartop Management Limited, each a BVI company, and Cmark Holding Co., Ltd., an exempted company organized under the laws of the Cayman Islands (collectively, the “Raygere Stockholders”) ,  pursuant to which all the shares of Raygere were transferred to us and Raygere became our wholly-owned subsidiary.  Together, the Raygere Stockholders owned shares constituting 100% of the issued and outstanding ordinary shares of Raygere.  Pursuant to the terms of the Share Exchange Agreement, the Raygere Stockholders transferred to us all of their shares in Raygere in exchange for the issuance of an aggregate of 12,790,800 shares of our common stock to the Raygere Stockholders. As a result of this share exchange, Raygere became our wholly-owned subsidiary and the Raygere Stockholders acquired approximately 87.68% of the 14,587,200 issued and outstanding shares of our Common Stock following the Share Exchange, but before the dilution resulting from the Financings described elsewhere in this Statement.

Our only “promoters” (within the meaning of Rule 405 under the Securities Act), or person who took the initiative in the formation of our business or in connection with the formation of our business received 10% of our debt or equity securities or 10% of the proceeds from the sale of such securities in exchange for the contribution of property or services, during the last five years have been Time Poly Management, Ltd. and Cmark Holdings, Co., Ltd. As disclosed elsewhere in this report, in connection with the Share Exchange, Time Poly and Cmark, the majority shareholders of Raygere, received 9,976,824 and 2,165,503 shares of our common stock, respectively, representing approximately 68.39% and 14.85%, respectively, of our issued and outstanding shares at the close of the Share Exchange.  Mr. Stewart Shiang Lor is the sole shareholder of Time Poly and Cmark and Mr. Lor is one of our directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Patrizio & Zhou for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K/A or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2009 and 2008 were approximately $11,000 and $90,000, respectively.

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

Date:   March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 31, 2010	By:	/s/ Guoqing Jiang
Guoqing Jiang PRESIDENT, CHIEF EXECUTIVE OFFICER, DIRECTOR

Date:	March 31, 2010	By:	/s/ Zunjian Zhang
Zunjian Zhang DIRECTOR

Date:	March 31, 2010	By:	/s/ Jianping Hou
Jianping Hou DIRECTOR

Date:	March 31, 2010	By:	/s/ James T. McCubbin
James T. McCubbin DIRECTOR

Date:	March 31, 2010	By:	/s/ Stewart Shiang Lor
Stewart Shiang Lor DIRECTOR