Form 10-Q
period 2010-03-31
TIANYIN PHARMACEUTICAL CO., INC.
filed 2010-05-11
CIK 1362718

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

       [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 10, 2010, we are authorized to issue up to [50,000,000] shares of Common Stock, par value US$.001 per share and [10,000,000] shares of Series A Preferred Stock, of which [26,844,026] and [1,872,750] respectively are currently issued and outstanding.

PART I- FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Tianyin Pharmaceutical Co., Inc.

We have reviewed the accompanying consolidated balance sheet of Tianyin Pharmaceutical Co., Inc. (the “Company”) as of March 31, 2010, and the related consolidated statements of operations and comprehensive income for the three months and nine months ended March 31, 2010 and 2009, and cash flows for the nine months ended March 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company's management.

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

/s/ Patrizio & Zhao, LLC
Patrizio & Zhao, LLC

Parsippany, New Jersey
April 29, 2010

TIANYIN PHARMACEUTICAL CO., INC.

Consolidated Balance Sheets
(Unaudited)
	March 31,	June 30,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,259,400	$12,352,223
Accounts receivable, net of allowance for doubtful accounts of $268,955
and $171,947 at March 31, 2010 and June 30, 2009, respectively	8,257,642	5,620,519
Inventory	3,622,666	3,808,289
Advance payments	381,420	1,188,115
Loan receivable	293,400	-
Other current assets	226,382	683,189
Total current assets	36,040,910	23,652,335

Property and equipment, net	14,571,130	9,642,526

Intangibles, net	15,312,832	12,037,483

Total assets	$65,924,872	$45,332,344

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$1,831,973	$1,392,639
Accounts payable – construction related	2,888,303	-
Short-term bank loans	1,467,000	1,399,075
VAT taxes payable	546,893	458,930
Income taxes payable	686,441	490,514
Other taxes payable	17,083	11,890
Dividends payable	82,541	325,417
Other current liabilities	504,298	307,934
Total current liabilities	8,024,532	4,386,399

Equity
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized,
26,599,027 and 17,908,912 shares issued and outstanding at
March 31, 2010 and June 30, 2009, respectively	26,599	17,909
Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 2,072,750 and 7,146,500 shares issued and
outstanding at March 31, 2010 and June 30, 2009, respectively	2,073	7,147
Additional paid-in capital	29,830,243	19,694,514
Statutory reserve	2,299,806	2,299,807
Treasury stock	(111,587)	(111,587)
Retained earnings	22,817,495	16,486,775
Accumulated other comprehensive income	2,598,009	2,551,380

Total stockholders’ equity	57,462,638	40,945,945

Noncontrolling interest	437,702	-

Total equity	57,900,340	40,945,945

Total liabilities and equity	$65,924,872	$45,332,344

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.

Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Sales	$15,917,771	$9,929,301	$44,259,352	$29,593,109

Cost of sales	7,493,230	5,069,133	21,019,960	14,696,736

Gross profit	8,424,541	4,860,168	23,239,392	14,896,373

Operating expenses:
Selling, general and administrative	4,607,897	2,481,188	13,135,398	7,709,861
Research and development	218,515	86,495	608,385	253,353
Total operating expenses	4,826,412	2,567,683	13,743,783	7,963,214

Income from operations	3,598,129	2,292,485	9,495,609	6,933,159

Other income (expenses):
Interest income (expense), net	(3,845)	4,874	(23,840)	34,682
Other expenses	-	(20,821)	(39,510)	(75,515)
Total other expenses	(3,845)	(15,947)	(63,350)	(40,833)

Income before provision for income tax	3,594,284	2,276,538	9,432,259	6,892,326

Provision for income tax	686,161	380,521	1,767,852	1,148,197

Net income	2,908,123	1,896,017	7,664,407	5,744,129

Less: Net (loss) attributable to noncontrolling interest	(1,357)	-	(2,397)	-

Net income attributable to Tianyin	2,909,480	1,896,017	7,666,804	5,744,129

Other comprehensive income
Foreign currency translation adjustment	(155)	(50,359)	46,629	296,009

Comprehensive income	$2,909,325	$1,845,658	$7,713,433	$6,040,138

Basic earnings per share	$0.11	$0.10	$0.31	$0.29
Diluted earnings per share	$0.09	$0.10	$0.26	$0.23

Weighted average number of common shares
Outstanding
Basic	26,363,749	15,987,334	23,650,332	15,902,618
Diluted	31,631,330	15,987,334	29,931,923	24,980,236

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.

Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net Income	$7,666,804	$5,744,129
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	678,372	355,933
Bad debt expense	96,734	-
Noncontrolling interest	(2,397)	-
Share-based payments	1,274,516	-
Loss on disposal of fixed assets	39,510	-
Changes in current assets and current liabilities:
Accounts receivable	(2,725,110)	(512,429)
Inventory	190,744	(1,095,822)
Other current assets	457,487	(312,467)
Accounts payable and accrued expenses	437,483	(76,119)
VAT taxes payable	87,300	46,066
Income tax payable	195,177	37,915
Other taxes payable	5,175	(31,085)
Other current liabilities	195,931	247,867
Total adjustments	930,922	(1,340,141)

Net cash provided by operating activities	8,597,726	4,403,988

Cash flows from investing activities:
Additions to property and equipment	(59,934)	(57,994)
Additions to construction in progress	(5,278,806)	(2,686,567)
Additions to intangible assets – approved drugs	(2,742,168)	(2,416,425)
Loan receivable	(293,280)	-
Accounts payable – construction related	2,887,122	-

Net cash used in investing activities	(5,487,066)	(5,160,986)

Cash flows from financing activities:
Proceeds from (repayment of) bank loans	65,988	(512,575)
Additional paid-in capital	8,864,825	-
Repayment of shareholder loans	-	(102,737)
Proceeds from minority shareholders	439,920	-
Payment of dividends	(1,577,068)	-

Net cash provided by (used in) financing activities	7,793,665	(615,312)

Effect of foreign currency translation on cash	2,852	48,831

Net increase (decrease) in cash and cash equivalents	10,907,177	(1,323,479)

Cash and cash equivalents – beginning	12,352,223	12,057,150

Cash and cash equivalents – ending	$23,259,400	$10,733,671

Supplemental schedule of non cash activities
Advance payments exchanged for intangible assets – drug	$807,986	$-

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 – Organization and Nature of Business

Tianyin Pharmaceutical Co., Inc. (Formerly Viscorp, Inc.), a public shell company as defined in Rule 12b-2 of the Exchange Act of 1934, was established under the laws of Delaware on August 20, 2002. The accompanying consolidated financial statements include the financial statements of Tianyin Pharmaceutical Co., Inc. and its subsidiaries (the “Company” or “Tianyin”). The Company’s primary business is to develop, manufacture, and sell pharmaceutical products.

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

In September 2007, Raygere acquired 100% interest in Grandway Groups Holdings Ltd. (“Grandway”), which was incorporated on May 25, 2007, in the city of Hong Kong, the People’s Republic of China (“PRC”). On October 30, 2007, Grandway acquired 100% equity interest in Chengdu Tianyin Pharmaceutical Co., Ltd (“Chengdu Tianyin”), which was incorporated on April 1, 1994 in the city of Chengdu, PRC. As a result of the acquisition, Chengdu Tianyin became the wholly owned subsidiary of Grandway and an indirect wholly owned subsidiary of Raygere. The transaction was regarded as a reverse merger whereby Chengdu Tianyin was considered to be the accounting acquirer as both Grandway and Raygere which were holding companies with no significant operations and Chengdu Tianyin continues as the primary operating entity even after the exchange, although Raygere is the legal parent company. As such, Chengdu Tianyin (and its historical financial statements) is the continuing entity for financial reporting purposes. The consolidated financial statements reflect all predecessor statements of income and cash flow activities from the inception of Chengdu Tianyin in July 2007.

In June 2009, Chengdu Tianyin invested $723,500 to establish a wholly-owned trading subsidiary, Chengdu Tianyin Medicine Trading Co., Ltd (“Tianyin Medicine Trading”) for sales and distribution of medicine produced by Chengdu Tianyin. As of March 31, 2010, the financial results of Tianyin Medicine Trading are consolidated into the consolidated financial statements presented herein.

On August 21, 2009, Sichuan Jiangchuan Pharmaceutical Co., Ltd (“Sichuan Jiangchuan”) was established by Chengdu Tianyin, Sichuan Mingxin Pharmaceutical and an individual investor with crude drug production as its major business. Total registered capital of Sichuan Jiangchuan is $2,934,000, of which Chengdu Tianyin accounts for 77%. As of March 31, 2010, registered capital of $1,173,600 has been invested and the results of Sichuan Jiangchuan are consolidated into the consolidated financial statements presented herein.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America. The consolidated financial statements include the accounts of Tianyin Pharmaceutical Co., Inc. and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

In preparing the accompanying unaudited consolidated financial statements, we evaluated the period from March 31, 2010 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

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

The Company adopted ASC 820-10, “Fair Value Measurements”, on January 1, 2008.  ASC 820-10, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820-10 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Note 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In November 2008, the SEC issued for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, we could be required in fiscal 2014 to prepare financial statements in accordance with IFRS. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our consolidated financial statements and we will continue to monitor the development of the potential implementation of IFRS.

In June 2009, the Financial Accounting Standards Board (“FASB”) modified the accounting standard related to consolidation.  This standard, as modified, intends to improve financial reporting by enterprises involved with variable interest entities.  This standard, as modified, addresses the effects on certain provisions relating to the Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in the accounting standard related to transfers and servicing, and constituent concerns about the application of certain key provisions of this standard, including those in which the accounting and disclosures under the standard do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.  This standard, as modified, is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.  The adoption of the consolidation standard, as modified, did not have a material effect on our consolidated financial statements.

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

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, "Multiple-Deliverable Revenue Arrangements" ("ASU No. 2009-13"). ASU No. 2009-13 amends guidance included within Accounting Standards Codification ("ASC") Topic 605-25 to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. ASU No. 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption and retrospective application are also permitted.  We are currently evaluating the impact of adopting the provisions of ASU No. 2009-13.

Note 3 – Accounts Receivable

Trade accounts receivable are stated at original invoice amount less allowance for doubtful receivables based on management’s periodic review of aging of outstanding balances and customer credit history. Allowance for doubtful accounts amounted to $268,955 and $171,947 at March 31, 2010 and June 30, 2009, respectively.

Note 4 – Inventory

Inventory at March 31, 2010 and June 30, 2009 consists of the following:

	March 31, 2010	June 30, 2009

Raw materials	$1,212,618	$1,104,461
Packaging supplies	584,395	412,314
Work in process	1,161,405	1,314,344
Finished goods	802,695	1,115,429
Subtotal	3,761,113	3,946,548
Less: Inventory reserve	138,447	138,259
Total	$3,622,666	$3,808,289

Note 5 – Property and Equipment

Property and equipment at March 31, 2010 and June 30, 2009 consists of the following:

	March 31, 2010	June 30, 2009

Buildings	$8,748,277	$5,175,726
Machinery and equipment	2,629,439	1,200,827
Office equipment and furniture	55,917	48,777
Vehicles	62,788	397,340
Subtotal	11,496,421	6,822,670
Less: Accumulated depreciation	2,206,257	2,165,795
	9,290,164	4,656,875
Add: Construction in progress	5,280,966	4,985,651
Total	$14,571,130	$9,642,526

Note 5 – Property and Equipment (continued)

Depreciation expenses for the three months ended March 31, 2010 and 2009 were $127,516 and $78,107, and for the nine months ended March 31, 2010 and 2009 were $385,801 and $235,332, respectively.

Note 6 – Intangible Assets

Intangible assets at March 31 2010 and June 30, 2009 consist of the following:

	March 31, 2010	June 30, 2009

Rights to use land	$1,452,330	$1,450,350
Approved drugs:
Traditional Chinese Medicine subject to impairment	9,279,255	8,416,905
Non-traditional Chinese Medicine	5,413,230	2,708,785
Total approved drugs:	14,692,485	11,125,690
Total Intangible assets	16,144,815	12,576,040
Less: accumulated amortization	831,983	538,557

Total	$15,312,832	$12,037,483

Approved drugs can be separated into two groups: Traditional Chinese Medicine (TCM) and Non Traditional Chinese Medicine (NTCM). The useful life of the TCM is considered to be indefinite because no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life. The term indefinite does not mean infinite. NTCM drugs are amortized on a straight-line basis over their estimated useful life of 10 years. Amortization expenses for the three months ended March 31, 2010 and 2009 were $157,281 and $40,214, and for the nine months ended March 31, 2010 and 2009 were $292,571 and $120,601, respectively.

Note 7 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2010	June 30, 2009

Accounts payable	$1,761,042	$1,182,714
Accrued expenses	70,931	209,925

Total	$1,831,973	$1,392,639

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

Note 8 – Accounts Payable – Construction Related

As of March 31, 2010 and December 31, 2009, the Company had construction payables of $2,888,303 and $-0-, respectively. Construction payables represent the cost of additions of manufacturing facilities.

Note 9 – Short-Term Bank Loans

Short-term bank loans consist of the following:

	March 31, 2010	June 30, 2009
On July, 2008, the Company obtained a loan from Agricultural Bank of
China, out of which the principal was paid in full by July 10, 2009. The interest was calculated using an annual fixed interest rate of 7.881% and paid monthly. The loan was secured by the Company's property and
equipment.	$-	$520,075

Note 9 – Short-Term Bank Loans (continued)

	March 31, 2010	June 30, 2009
On June 24, 2009, the Company obtained a loan from Agricultural Bank of
China, out of which the principal is to be paid in full by June 23, 2010. The interest is to be calculated using an annual fixed interest rate of 5.6286%
and paid monthly. The loan is secured by the Company’s property and
equipment.	$-	$879,000

On January 29, 2010, the Company obtained a loan from China CITIC Bank, out of which the principal is to be paid in full by January 28, 2011.The interest is to be calculated using an annual fixed interest rate of 5.5755%
and paid monthly. The loan is secured by the Company’s property and
equipment.	$1,467,000	$-

Total short-term bank loans	$1,467,000	$1,399,075

Note 10 – Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.”

Raygere is incorporated in the British Virgin Islands. While under the corporate tax laws of British Virgin Islands, Raygere is not subject to tax on income or capital gain, other transactional taxes at times may apply.

The operating subsidiary Chengdu Tianyin is a wholly foreign-owned enterprise incorporated in the PRC and subject to PRC Foreign Enterprise Income Tax (“FEIT”) Law. Chengdu Tianyin is entitled to the preferential tax treatment for Opening Up its production facility in Western China in Sichuan Province. The applicable reduced preferential state EIT rate under this policy is 15% until December 31, 2010. Accordingly, the effective tax rate for Chengdu Tianyin for the period from its date of incorporation to March 31, 2010 is 15%. As domestic invested companies, the effective tax rates of Tianyin Medicine Trading and Sichuan Jiangchuan both are 25% from their respective operations.

On March 16, 2007, the National People’s Congress of China enacted a new Corporate Income Tax (“CIT”) law, under which Foreign Invested Enterprises and domestic companies would be subject to CIT at a uniform rate of 25%. The new CIT law became effective on January 1, 2008. Currently, the Company does not believe the new CIT law will affect the preferential tax treatments enjoyed by them. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of March 31, 2010, the Company has not recorded any withholding tax on the retained earnings of its foreign invested enterprises in China.

On February 22, 2008, the Ministry of Finance (“MOF”) and the State Administration of Taxation (“SAT”) jointly issued Cai Shui [2008] Circular 1 (“Circular 1”). According to Article 4 of Circular 1, distributions of accumulated profits earned by a FIE prior to January 1, 2008 to foreign investor(s) in 2008 will be exempted from withholding tax (“WHT”) while distribution of the profit earned by an FIE after January 1, 2008 to its foreign investor(s) shall be subject to WHT.

Note 11 – Stockholders’ Equity and Related Financing Agreements

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

Note 11 – Stockholders’ Equity and Related Financing Agreements (continued)

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

As of March 31, 2010, there had been 7,442,875 shares of Series A Preferred Stock converted to 7,442,875 shares of Tianyin Common stock in total, of which 5,073,750 shares were converted during the nine months ended March 31, 2010.

As of March 31, 2010, 859,376 Class A and 500,000 Class B Warrants of the Company have been exercised for respective equivalent number of shares of common stock. The exercise prices of Class A and Class B Warrants are $2.50 and $3.00 per share, respectively. In addition, the warrants to the placement agent to purchase 542,394 shares of common stock at $1.60, 15,025 shares of common stock at $2.50 and the options issued to external service providers to purchase 150,000 shares of common stock at $2.00 per share have also been exercised. As a result, an aggregate of 2,066,795 shares of outstanding common stock have been added and a total of $4,561,958 in net proceeds have been received from the exercise of these warrants and options.

On May 9, 2008, Chengdu Tianyin issued 20,000 shares of Common stock to employees. The company recorded a $68,000 General and Administrative expense as a result of the issuance of common shares priced at fair value on the date of issuance of such shares to the employee’s.

In connection with a financing by TriPoint Global Equities, LLC acting as the Company’s placement agent, Tianyin granted warrants to purchase 1,522,500 shares of Common Stock at exercise prices of $1.60, $2.50 and $3.00, respectively. per share to TriPoint Global Equities, LLC. The warrants issued to TriPoint Global Equities, LLC have the same terms as the warrants issued to investors under the financing that TriPoint Global Equities, LLC acted as placement agent upon.

Note 11 – Stockholders’ Equity and Related Financing Agreements (continued)

On July 29, 2008, the Company issued 236,488 shares of common stock, representing the fiscal year 2008 fourth quarter dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock.

On September 30, 2008, the Company recorded $361,332 as dividends to the investors of the Company’s January 2008 financings, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. A resolution was approved by the Company’s Board of Director’s and the Company issued common stock in lieu of cash to the investor group who invested in the Company’s January 208 financing.

On October 29, 2008, the Company issued 225,932 shares of common stock, representing the fiscal year 2009 first quarter dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock.

On December 31, 2008, the Company recorded $357,694 as dividends to the investors of the Company’s January 2008 financings, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. A resolution was approved by the Company’s Board of Directors and the Company issued common stock in lieu of cash to the investor group who invested in the Company’s January 2008 financing.

On January 5, 2009, the Company issued 223,558 shares of common stock, representing the fiscal year 2009 second quarter dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock.

On March 31, 2009, the Company recorded $346,578 as dividends to the investors of the Company’s January 2008 financings, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. A resolution was approved by the Company’s Board of Director’s and the Company issued common stock in lieu of cash to the investor group who invested in the Company’s January 2008 financing.

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

On June 30, 2009, the Company recorded $325,417 as dividends to the investors of the Company’s January 2008 financings, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. A resolution was approved by the Company’s Board of Director’s and the Company paid dividends to the investor group who invested in the Company’s January 2008 financing on July 31, 2009.

On July 8, 2009, the Company declared a quarterly cash dividend to be paid to its common stock shareholders. The dividend of $0.025 per common share, with the total amount of $172,023 had been declared to shareholders of record as of July 31, 2009 and paid on September 9, 2009.

Note 11 – Stockholders’ Equity and Related Financing Agreements (continued)

On September 30, 2009, the Company recorded $233,683 as dividends to the investors of the Company’s January 2008 financings, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. A resolution was approved by the Company’s Board of Director’s and the Company paid dividends to the investor group who invested in the Company’s January 2008 financing in cash on October 31, 2009.

On October 5, 2009, the Company declared a quarterly cash dividend to be paid to its common stock shareholders. The dividend of $0.025 per common share, with the total amount of $344,322 has been declared to shareholders of record as of October 30, 2009 and actually paid on December 10, 2009.

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

On December 31, 2009, the Company recorded $98,538 as dividends to the investors of the Company’s January 2008 financings, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. A resolution was approved by the Company’s Board of Director’s and the Company paid dividends in cash to those investors on January 31, 2010.

On January 11, 2010, the Company declared a quarterly cash dividend to be paid to its common stock shareholders. The dividend of $0.025 per common share, with the total amount of $403,085 has been declared to shareholders of record as of January 31, 2010 and actually paid on February 25, 2010.

On March 31, 2010, the Company recorded $82,541 as dividends to the investors of the Company’s January 2008 financings, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. A resolution was approved by the Company’s Board of Director’s and the Company decided to pay the dividends in cash to those investors.

Note 12 – Employee Welfare Plan

The Company has established an employee welfare plan in accordance with Chinese laws and regulations. Full-time employees of the Company in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. PRC labor regulations require the Company to accrue for these benefits based on a certain percentage of the employees’ salaries. The total contribution for such employee benefits was $151,494 and $114,157 for the nine months ended March 31, 2010 and 2009, respectively.

Note 13 – Risk Factors

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. Further discussions of Risk Factors are available on the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

Note 14 – Concentrations of Credit Risk and Significant Customers

Financial instruments potentially subject the Company to credit risk, which consist of cash and cash equivalents, and accounts receivable.

Financial instruments, which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

Five customers accounted for 15% and 16% of the total revenue for the nine months ended March 31, 2010  and 2009. Sales to these customers were $6,638,902 and $5,495,387 for the nine months ended March 31, 2010 and 2009, respectively. And there were no customers who accounted for more than 10% of accounts receivables during the same period of time.

During the nine months ended March 31, 2010, three vendors accounted for approximately 29% of the Company’s purchases of raw materials, while during the nine months ended March 31, 2009, three vendors accounted for approximately 44% of the Company’s purchases of raw materials. Total purchases from these vendors were $6,313,105 and $7,331,047 for the nine months ended March 31, 2010 and 2009, respectively.

Note 15 – Supplemental Cash Flow Disclosures

The following is supplemental information relating to the consolidated statements of cash flows:

	Nine Months Ended March 31,
	2010	2009

Cash paid for interest	$58,276	$75,515
Cash paid for income taxes	$1,572,675	$1,110,282

Note 16 – Earnings Per Share

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

Note 16 – Earnings Per Share (continued)

	Three Months Ended March 31,
	2010	2009

Net income (numerator for diluted income per share)	$2,909,480	$1,896,017

Less: Dividend attributable to preferred stockholders	82,541	346,578

Net income attributable to common stockholders
(numerator for basic income per share)	2,826,939	1,549,439

Weighted average common shares
(denominator for basic income per share)	26,363,749	15,987,334

Effect of diluted securities:
Convertible preferred stock	2,125,528	-
Warrants	3,142,053	-

Weighted average common shares
(denominator for diluted income per share)	31,631,330	15,987,334

Basic net income per share	$0.11	$0.10
Diluted net income per share	$0.09	$0.10

	Nine Months Ended March 31,
	2010	2009

Net income (numerator for diluted income per share)	$7,666,804	$5,744,129

Less: Dividend attributable to preferred stockholders	414,762	1,065,603

Net income attributable to common stockholders
(numerator for basic income per share)	7,252,042	4,678,526

Weighted average common shares
(denominator for basic income per share)	23,650,332	15,902,618

Effect of diluted securities:
Convertible preferred stock	3,354,810	9,044,060
Warrants	2,926,781	33,558

Weighted average common shares
(denominator for diluted income per share)	29,931,923	24,980,236

Basic net income per share	$0.31	$0.29
Diluted net income per share	$0.26	$0.23

Note 17 – Share - Based Payments

In March, April and November, 2009, the Company granted to external service providers a total of 45,000 restricted shares of common stock and options to purchase 195,000, 75,000 and 180,000 shares of common stock at $1.60, $2.00 and $3.28 per share, respectively, all expected lives of 5 years in addition to cash compensations. The fair value of each option granted is estimated on the measurement date per ASC 505-50 (formerly “EITF 96-18”) using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the quarter ended March 31, 2010: expected volatility of 126.86 percent and risk-free interest rate of 2.55 percent.

In July 2009, the Company granted options to purchase 50,000 shares of common stock at $2.00 per share with both expected lives of 3 years to an external service provider in addition to cash compensations. The fair value of each option grant is estimated on the measurement date per ASC 505-50 (formerly “EITF 96-18”) using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the quarter ended March 31, 2010: expected volatility of 126.86 percent and risk-free interest rate of 1.60 percent.

Accordingly, an aggregate of $219,121 and $-0- share based payments were recognized in the income statements as professional fees of external service providers for the three months ended March 31, 2010 and 2009, respectively. And for the nine months ended March 31, 2010 and 2009, the share based payments were $1,091,495 and $-0-, respectively.

Note 18 – Treasury Stock

On October 27, 2008, the board of directors approved the stock repurchase program and authorized the repurchase of up to three (3) million shares of the Company’s common stock on the open market or through privately negotiated transactions. As of March 31, 2010, the Company has repurchased 83,785 shares at an aggregate cost of $111,587. The purpose of the repurchase program was to reduce the number of shares outstanding and thus increasing the price of remaining shares.

Note 19 – Subsequent Events

None.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Tianyin Pharmaceutical for the periods ended March 31, 2010 and 2009 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

The information set forth below includes forward-looking statements.  Certain factors that could cause results to differ materially from those projected in the forward-looking statements are set forth below.  Readers are cautioned not to put undue reliance on forward-looking statements.  The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are engaged primarily in the development, manufacturing, marketing and sale of modernized traditional Chinese medicines and other pharmaceuticals in China. We currently manufacture and market a comprehensive portfolio of 52 products, 23 of which are listed in the highly selective National Medicine Catalog of the National Medical Insurance program, including patent protected Ginkgo Mihuan Oral Liquid  and 3 drug candidates under the SFDA’s review. Additionally, we have 6 trademarks granted and 16 trademarks pending.

Established in 1994, Chengdu Tianyin is a biopharmaceutical company that manufactures and sells modernized traditional Chinese medicines and branded generics. The current management of Chengdu Tianyin acquired 100% of the equity interest of Chengdu Tianyin in 2003. On October 30, 2007, Grandway completed the acquisition of the 100% of the equity interest and now owns 100% of the equity interest of Chengdu Tianyin, a company located in Chengdu, Sichuan Province of the PRC that operates our business.

In June 2009, Chengdu Tianyin invested $723,500 to establish a wholly-owned trading subsidiary, Chengdu Tianyin Medicine Trading Co., Ltd (“Tianyin Medicine Trading”) for sales and distribution of medicine produced by Chengdu Tianyin. We expect the operation of Tianyin Medicine Trading to optimize our business model through enhanced distribution channels.

On August 21, 2009, Sichuan Jiangchuan Pharmaceutical Co., Ltd (“Sichuan Jiangchuan JV”) was established by Chengdu Tianyin, Sichuan Mingxin Pharmaceutical and an individual investor with crude drug production as its major business. Total registered capital of Sichuan Jiangchuan JV is $2,934,000, of which Chengdu Tianyin accounts for 77%. Tianyin will utilize Sichuan Jiangchuan JV as the foundation for a broader, longer term strategy to establish a significant presence in the rapidly growing Chinese macrolide antibiotics market

Competitive environment

The market for pharmaceutical products is highly competitive. Our operations may be affected by technological advances by competitors, industry consolidation, patents granted to competitors, competitive combination products, new products offered by our competitors, as well as new information provided by other marketed products and/or other post-market studies.

Development and growth strategy

The cornerstone of our business development strategy relies upon our partnership-based research and development efforts that support our ability to commercialize, produce, and broaden our product pipeline and to market those products through our sales and marketing infrastructure.  In the past fiscal year, we implemented this strategy, which has led to increased market penetration and revenue growth.

As part of our continuing growth strategy, we will continue our partnership-based research and development efforts to further commercialize and broaden our product pipeline.  As of March 31, 2010, we have received the following five new SFDA approvals in addition to our existing portfolio:

Drug Name	SFDA Approval Number

Yinqiao Jiedu Tablets	(Z20093555)

Kangjun Xiaoyan Capsule	(Z20090855)

Xiaoyan Lidan Tablets II	(Z20093681)

Fleroxacin Tablets I	(H20094057)

Fleroxacin Tablets II	(H20094038)

Descriptions of the function of the above products are as follows:

•	Yinqiao Jiedu Tablets for acute respiratory system ailments, such as the influenza and the common cold.
•	Kangjun Xiaoyan Capsule for sore throat and gum caused by fever and cold
•	Xiaoyan Lidan Tablets II for acute cholangtis and cholecystitis.
•	Fleroxacin Tablets I for bronchitis, pneumonia and other respiratory infections, genitourinary system infection and gastrointestinal infections.
•
Fleroxacin Tablets II for urogenital infections, including urinary tract infections, bacterial prostatitis, Neisseria gonorrhea urethritis or cervicitis, respiratory tract infections, gastrointestinal tract infections, bone and joint infections, skin and soft tissue infections and sepsis.

To meet the increasing demand from our customers and to enhance production and sales infrastructure, as part of the use of proceeds from our private financings, we built production facilities on the vacant portion of our current premises to accommodate our growth. The new facilities should allow us to increase production activity threefold with an estimated project expenditure of approximately $5 million. The capital required for the expansion of our facilities was sourced from our $15.2 million financing completed in January 2008. The Gross Floor Area (GFA) is about ten thousand square meters with modern state-of-the-art manufacturing equipment. Construction started in July 2008 and trial operations commenced in May 2009. By the end of June 2009, construction of our new plant was completed. The facilities have passed Good Manufacturing Practice (“GMP”) certification and have started mass production. Management believes that our current facilities, including land available for expansion, will be sufficient for the growth we anticipate over the next 5 years.  As our growth accelerates, we will be able to install new equipment and production lines to meet further demands for our products.

Management plans to selectively pursue strategic acquisitions and licensing opportunities as part of our growth strategy. We believe that strategic acquisitions and licensing provide effective means to broaden our product portfolio, consolidate our resources and expand our market coverage. As part of these initiatives, in April 2009, we entered into a land supply agreement with the Sichuan Xinjin County Government to acquire 100 mu (approximately 66,700 square meters) of land within the Xinjin Chemical Industrial Park. We plan to establish a manufacturing plant for Active Pharmaceutical Ingredients (“API”) of macrolides antibiotics on the site. In August 2009, we partnered with Sichuan Mingxin Pharmaceutical Co., Ltd. in the launch of a new joint venture, Sichuan Jiangchuan JV, which primarily engages in the research and development, manufacturing, sales and marketing of API and chemical intermediates of macrolides antibiotics. The joint venture is 77% owned by Tianyin. We plan to fund the Sichuan Jiangchuan JV in two phases with a total investment estimated to reach approximately $20 million (Phase I: $10 million for plant construction, auxiliary facilities construction and equipment purchase. Phase II: $10 million for construction of high output manufacturing lines). We expect to fund the Sichuan Jiangchuan JV through internal cash flow, funds from the exercise of investor warrants from our previous financing and possible future financings. Currently Phase I of the project is being carried out and expected to be completed in August 2010 and commence operations after GMP certification.

In addition, we believe the pharmaceutical industry could benefit from the ongoing healthcare reform which is part of the recently announced government stimulus plan. Twenty three of our medicines are included in the 2009 Edition of the National Basic Medical Insurance, Industrial Injury Insurance and Maternity Insurance Medicine Directory. The 2009 Edition Directory includes a total of 2,151 medicines and became effective throughout the PRC on December 1, 2009. There are 1,164 Western drugs in the Directory, including 349 Category A medicines, 791 Category B medicines, 20 restricted work injury insurance agents, and 4 maternity insurance agents. In addition, there are 987 Chinese medicines, including 154 Category A medicines and 833 Category B medicines. Patients will be fully reimbursed for consumption of Category A medicines by the National Basic Medical Insurance. The 23 medicines treat a variety of common indications and diseases and make up approximately 70% of Tianyin's total revenues for the fiscal year 2009. Among 23 medicines produced by Tianyin, 8 medicines are classified as Category A and 15 medicines are classified as Category B.

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

Fiscal Year 2010 Financial Guidance

We anticipate the growth momentum to continue in the remainder of 2010 fiscal year, following a solid gain of 50% on average year over year for the first nine month of 2010 fiscal year. We  reiterate our guidance of $63 million in revenue, or 48% year over year growth for fiscal year 2010. We expect the sales growth to come from both the increase of Ginkgo Mihuan Oral Liquid sales and the roll out of our new products. Management estimates that sales of the Company's flagship product, Ginko Mihuan, to grow by approximately 89% to $22 million in fiscal 2010.

During fiscal year 2010, we expect to generate a potential minimum net income of $11.0 million. Forecasted net income does not include non-cash expenses associated with stock compensation plans, stock option expenses and/or future interest expense.

Discussion on Operating Results

The following table shows the results of our business. All references to the results of operations and financial conditions are on a consolidated basis that includes Chengdu Tianyin, Tianyin Medicine Trading and Sichuan Jiangchuan JV.

Comparison of results for the three months and nine months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009

Sales	$15,917,771	$9,929,301	$44,259,352	$29,593,109
Cost of sales	$7,493,230	$5,069,133	$21,019,960	$14,696,736
Gross profit	$8,424,541	$4,860,168	$23,239,392	$14,896,373
Total operating expenses	$4,826,412	$2,567,683	$13,743,783	$7,963,214
Total other income (expense)	$(3,845)	$(15,947)	$(63,350)	$(40,833)
Provision for income taxes	$686,161	$380,521	$1,767,852	$1,148,197
Net income	$2,908,123	$1,896,017	$7,664,407	$5,744,129
Less: Net (loss) attributable to noncontrolling interest	$(1,357)	$-	$(2,397)	$-
Foreign currency translation adjustment	$(155)	$(50,359)	$46,629	$296,009
Comprehensive income	$2,909,325	$1,845,658	$7,713,433	$6,040,138

Sales. Total revenues were $15.9 million for the three months ended March 31, 2010 as compared to $9.9 million for the three months ended March 31, 2009, an increase of $6.0 million or 60%. Revenues for the nine months ended March 31, 2010 were $44.3 million, as compared to total revenue of $29.6 million for the nine months ended March 31, 2009, an increase of $14.7 million or 50%. The revenue increase was primarily the result of the continuous channel expansion, market penetration and optimized usage of our expanded production facility. We expect greater unit sales as a result of the expansion of both our sales channels and sales force as we continue to implement or sales and marketing strategy.

Cost of sales. Cost of revenues for the three months ended March 31, 2010 was $7.5 million or 47% of revenues as compared to $5.1 million or 51% of revenues for the three months ended March 31, 2009. Cost of revenues for the nine months ended March 31, 2010 was roughly $21.0 million or 47.5% of revenue as compared to $14.7 million or 50% of revenues for the nine months ended March 31, 2009. Our cost of revenue consists of the raw material cost, labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The improvement of our cost of revenue was due to an increase in higher margin products in our sales mix along with enhanced cost control processes that we implemented that yielded greater efficiencies during the manufacturing process. We believe we will be able to further reduce our cost of revenue by continuing the efforts in higher margin products, production efficiency improvement.

Gross profit. Gross profit margin for the three months ended March 31, 2010 was approximately 53% as compared to 49% for the three months ended March 31, 2009. Considering the change of market environment and the adjustment of the Group strategy, management has gradually developed the products structure to expand the market of products with higher margin since  fiscal year 2009, such as Ginkgo Mihuan Oral Liquid and Apu Shuangxin, as well as to reduce the production of low gross margin products, such as Qingrejiedu Oral Liquid and Hugan Tablets.

Operating expenses. Operating expenses were $4.8 million for the three months ended March 31, 2010, as compared to $2.6 million for the three months ended March 31, 2009, an increase of $2.3 million or 88%. Operating expenses were $13.7 million for the nine months ended March 31, 2010, as compared to $8.0 million for the nine months ended March 31, 2009, an increase of $5.8 million or 73%. The increase was primarily due to our recent sales and marketing strategy that increased our sales payrolls and direct marketing expenses, along with the increased compensation expenses to external service providers.

Net income. Net income was $2.9 million for the three months ended March 31, 2010, as compared to net income of $1.9 million for the three months ended March 31, 2009, an increase of $1.0 million or 53%.  Net income was approximately $7.7 million for the nine months ended March 31, 2010, as compared to net income of $5.7 million for the nine months ended March 31, 2009, an increase of $1.9 million or 33%. The increase in our net income was primarily the result of increase in our revenue along with higher product margins.

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

   Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $46,631 as of March 31, 2010. The balance sheet amounts with the exception of equity at March 31, 2010 were translated at 6.81663 RMB to 1.00 US dollar as compared to 6.82560 RMB to 1.00 US dollar at March 31, 2009. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the three months ended March 31, 2010 and 2009 were 6.81896 RMB and 6.84659 RMB to 1.00 US dollar. The average translation rates applied to income statement accounts for the nine months ended March 31, 2010 and 2009 were 6.81942 RMB and 6.82827 RMB to 1.00 US dollar.

               Comprehensive Income. As a result of the above, the comprehensive income, which adds the currency adjustment to net income, was $2.9 million for the three months ended March 31, 2010, as compared to the comprehensive income of $1.8 million for the three months ended March 31, 2009, an increase of $1.1 million or 58%. The comprehensive income for the nine months ended March 31, 2010 was $7.7 million, as compared to the comprehensive income of $6.0 million for the nine months ended March 31, 2009, an increase of $1.7 million or 28%.

Liquidity and Capital Resources

Discussion of cash flow

	For the nine months ended March 31,
	2010	2009
Cash provided by operating activities	$8,597,726	$4,403,988
Cash used in investing activities	(5,487,066)	(5,160,986)
Cash provided by (used in) financing activities	7,793,665	(615,312)

Operating activities

As of March 31, 2010, we had working capital totaling approximately $28.0 million, including cash and cash equivalents of $23.3 million. Net cash generated from operating activities was $8.6 million for the nine months ended March 31, 2010 as compared to $4.4 million for the same period of 2009. The increase in cash generated from operating activities during the nine months ended March 31, 2010 was primarily the result of revenue growth which led to an increased net income. We believe that Tianyin is adequately funded to meet all of our working capital and capital expenditure needs for 2010.

Investing activities

Net cash used in investing activities for the nine months ended March 31, 2010 and 2009 totaled $5.5 million and $5.2 million respectively. The increase in cash used in investing activities during the nine months ended March 31, 2010 was mainly the result of the new drug development and the construction of Sichuan Jiangchuan JV production plant.

Financing activities

On October 27, 2009, we completed a private equity financing of $4,987,500, with eight accredited investors (the “October 2009 Financing”). Net proceeds from the offering were approximately $4,490,000. Pursuant to the financing, we issued a total of 1,534,570 units of our securities at $3.25 per unit.

Net cash provided in financing activities for the nine months ended March 31, 2010 totaled $7.8 million and predominately related to capital contribution from October 2009 Financing and to warrant exercises during the period. Net cash used in financing activities for the nine months ended March 31, 2009 was $0.6 million and predominately related to the repayment of long-term bank loans and the purchase of our common stock repurchasing program.

Borrowings and Credit Facilities

The bank borrowing balance equals to the credit facilities as of March 31, 2010. The short-term bank borrowings outstanding as of March 31, 2010 and 2009 were $1.5 million and $1.4 million respectively.  We paid an average interest rate of 5.5755% and 7.881% per annum, respectively. These loans were made from various financial institutions and secured by the property and equipment of Chengdu Tianyin. They do not contain any additional financial covenants or restrictions. The borrowings have one year terms and contain no specific renewal terms.

Stock Repurchase Program

On October 27, 2008, the Board of Directors authorized the Company to repurchase up to $3.0 million of its common stock from time to time in the open-market or through privately negotiated transactions.

On January 30, 2009, we announced the start of the initial purchase of shares under its previously announced stock repurchase program. Those shares will be retired to the treasury while reducing the number of outstanding shares of the common stock or sold out wholly or partially when market turns better. The initial share buyback illustrate our confidence in the long-term growth of the company and our commitment to our shareholders. As of April 3, 2009, a total of 83,785 shares have been bought back at prevailing market prices. The share repurchase program is to continue for the remainder of 2010.

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

On July 8, 2009, October 5, 2009, and January 11, 2010, respectively, the Company declared quarterly cash dividends to be paid to its common stock shareholders. The dividend of $0.025 per common share, with total amount of $172,023, $344,322 and $403,085, were paid to shareholders of record as of July 31, 2009, October 30, 2009 and February 25, 2010.

The China health care industry, through the ongoing healthcare reform, is currently evolving and realizing an ever changing and dynamic competitive landscape. As a result of the reform, opportunities exist for Tianyin to capture a greater market share by investing the internal capital resources in our strategic growth plan. We believe by utilizing the capital in our strategic growth plan instead of making dividend payments at the present time to our common shareholders, we should be able to generate greater long-term returns for our shareholders. Given these opportunities and the necessary approvals that we are required to obtain from our preferred holders to continue to pay a dividend to our common shareholders, we have decided to suspend our common share dividend program.

As a policy management believes that in the event we experience a shortage of opportunities to efficiently invest and grow our business with our excess cash on hand, then a dividend payable is an appropriate use of excess capital.

Changes in Equity

Common Stock Activity during the Nine Months Ended March 31, 2010

Common Stock
Outstanding, June 30, 2009	17,908,912
Series A conversions	5,073,750
Warrant exercises	1,916,795
Option exercises	150,000
Financing shares	1,534,570
Newly issued	15,000
Outstanding, March 31, 2010	26,599,027

Series A Preferred Stock Activity during the Nine Months Ended March 31, 2010

Preferred Stock
Outstanding, June 30, 2009	7,146,500
Series A conversions	(5,073,750)
Outstanding, March 31, 2010	2,072,750

Stock Option Activity during the Nine Months Ended March 31, 2010
	Number of Shares	Weighted Average Exercise Price
Outstanding, June 30, 2009	456,000	$1.90
Granted	230,000	3.00
Exercised	150,000	2.00
Forfeited	--	--
Expired	--	--
Outstanding, March 31, 2010	536,000	$2.34

Investor Warrant Activity during the Nine Months Ended March 31, 2010
	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2009	9,515,628	$2.75
Granted	306,913	4.50
Exercised	1,359,376	2.68
Forfeited	--	--
Returned and exchanged	--	--
Expired	--	--
Outstanding, March 31, 2010	8,463,165	$2.82

Pursuant to the October 2009 Financing, the Company issued investors three year warrants to purchase 306,913 shares of Tianyin Common Stock, $0.001 par value per share at an initial exercise price of $4.50 per share.

During the nine months ended March 31, 2010, the Company received gross proceeds of approximately $3,648,000 from the exercise of 1,359,376 warrants.  As a result, as of March 31, 2010, the Company had 3,898,438 Class A Warrants at a strike price of $2.50 which expire in January 2013, 4,257,814 Class B Warrants at a strike price of $3.00 which expire in January 2015 and 306,913 Class C Warrants at a strike price of $4.50 which expire in October 2012 outstanding. If all these warrants are exercised, of which there can be no guarantee, the Company would receive gross proceeds of approximately $23,900,000.

Placement Agent Warrant Activity during the Nine Months Ended March 31, 2010

	Number of Shares	Weighted Average Exercise Price
Outstanding, June 30, 2009	1,522,500	$2.18
Granted	147,319	3.46
Exercised	557,419	1.62
Forfeited	--	--
Expired	--	--
Outstanding, March 31, 2010	1,112,400	$2.62
Exercisable, August 31, 2009	1,112,400	$2.62

Pursuant to the October 2009 Financing, the Company issued 122,766 Series II Placement Agent Warrants and 24,553 Class C Placement Agent Warrants to the placement agent in conjunction with the October 2009 Financing and are exercisable at US$3.25 and $4.50 per share respectively. These warrants have the same terms as the warrants issued to investors and are included in the units.

During the nine months ended March 31, 2010, the Company received gross proceeds of approximately $905,000 from exercise of 557,419 warrants.

As a result, as of March 31, 2010, the Company had 218,856 Series I Placement Agent Warrants at a strike price of $1.60, 365,600 Class A Placement Agent Warrants at a strike price of $2.50 which expire in January 2013, 380,625 Class B Placement Agent Warrants at a strike price of $3.00 which expire in January 2015, 122,766 Series II Placement Agent Warrants at a strike price of $3.25 and 24,553 Class C Placement Agent Warrants at a strike price of $4.50 which expire in October 2012 outstanding. If all these Placement Warrants are exercised, of which there can be no guarantee, the Company would receive gross proceeds of approximately $2,915,000.

As a result of the above, as of March 31, 2010, Tianyin has 26,599,027 common shares and 2,072,750 Series A preferred shares outstanding. Each outstanding share of Series A preferred stock is convertible at any time at the option of the holder into one (1) full share of Tianyin Common stock. The company also has Class A, Class B and Class C Warrants to purchase a total of 8,463,165 shares of Tianyin common stock at weighted average exercise price of $2.82 per share. In addition, Tianyin has stock options to purchase 536,000 shares of Tianyin common stock at weighted average exercise price of $2.34 per share. The company also has placement agent warrants in total to purchase 1,112,400 shares of Tianyin common stock at weighted average exercise price of $2.62 per share.

At March 31, 2010, if all options and warrants were exercised and all shares of Series A preferred stock were converted, the Company would have 38,536,153 shares of common stock outstanding excluding the 83,785 repurchased shares and the Company would receive approximately $28,028,000 in additional gross proceeds.

Critical Accounting Policies and Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K/A for the year ending June 30, 2009, for disclosures regarding Tianyin’s critical accounting policies and estimates as well as updates further disclosed in our interim financial statements as described in this Form 10-Q.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Others

Inflation has not had a significant effect on our operations, as increased costs to us have generally been offset by increased prices of products and services sold.

 Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and are effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the preparation of the consolidated financial statements, we have employed the expertise and knowledge of external financial advisors in US GAAP conversion. Although we have not identified any material errors with our financial reporting or any material weaknesses with our internal controls, no assurances can be given that there are no such material errors or weaknesses existing. To remediate this situation, we are in the process of recruiting experienced professionals to augment our financial staff to address issues of timeliness and completeness in US GAAP financial reporting. In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls.  We plan to work closely with external financial advisors to document the existing financial processes, risk assessment and internal controls systematically.

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

ITEM 4. (Removed and Reserved)

ITEM 5. OTHER INFORMATION

(a)             Not applicable.

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

Date:    May 11, 2010

By: TIANYIN PHARMACEUTICAL CO., INC.

/s/ Dr. Guoqing Jiang
Name: Dr. Guoqing Jiang
Title: Chairman, Chief Executive Officer

/s/ Dr. James Jiayuan Tong
Name: Dr. James Jiayuan Tong
Title: Chief Financial Officer, Chief Accounting Officer,
Chief Business and Development Officer, Director