Form 10-K
period 2010-06-30
TIANYIN PHARMACEUTICAL CO., INC.
filed 2010-09-29
CIK 1362718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

|X| ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2010

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of December 31, 2009 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $50,899,039.

As of September 28, 2010, the Registrant  has 27,986,026  shares of common stock outstanding and 1,360,250 shares of Series A Preferred Stock outstanding.

TIANYIN PHARMACEUTICAL CO., INC
FORM 10-K INDEX

PART I

ITEM 1.                      DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

Tianyin Pharmaceutical Co., Inc (“Company” or “the Company”, together with its subsidiaries, herein referred to as “we” “us” and “our”) is a pharmaceutical company.  Through our indirect wholly-owned subsidiary Chengdu Tianyin Pharmaceutical Co., Ltd. (“Chengdu Tianyin”), a corporation organized and existing under the laws of the People’s Republic of China (PRC), we are engaged primarily in the development, manufacturing, marketing and sales of patented biopharmaceutical medicines, branded generics, modernized traditional Chinese medicines and other pharmaceuticals in China. We currently manufacture a comprehensive portfolio of 56 products, 23 of which are listed in the highly selective National Medical Reimbursement List (NMRL) and 7 are listed in the Essential Drug List (EDL) of China. Our late stage pipeline consists of 10 product candidates pending the approval by State Food and Drug Administration (SFDA) in China.

Tianyin Pharmaceutical Co., Inc, previously called Viscorp, Inc., was originally formed as a limited liability company under the laws of the State of Delaware on August 20, 2002. In March 2006, Viscorp changed its status from an LLC to a corporation registered in the State of Delaware. Prior to the Share Exchange transaction described below, Viscorp operated as a developer and retailer of software for optometrists.  However, Viscorp did not generate any significant revenue and determined to pursue an acquisition strategy, whereby it sought to acquire a business with a history of operating revenues in markets that provide room for growth. Immediately prior to the Share Exchange under which we acquired Chengdu Tianyin, Viscorp sold all of its assets (consisting solely of the software it had developed) to Charles Driscoll for $100.00The common stock of Tianyin currently trades on the NYSE Amex under the symbol “TPI.”

CHENGDU TIANYIN

Chengdu Tianyin, located at Chengdu, Sichuan Province of China, was established in 1994 and acquired by the current management of the Company in 2003. Chengdu Tianyin delivered total revenue of $63.9 million with net income of $12.0 million for the fiscal year ended June 30, 2010, up 49.1% from revenue of $42.9 million and up 52.4% from net income of $7.9 million respectively for the fiscal year ended June 30, 2009.

ACQUISITION OF OUR OPERATING BUSINESS

On January 16, 2008, we entered into and consummated the transactions (the “Share Exchange”) contemplated under a Securities Exchange Agreement (the “Share Exchange Agreement”) by and among us, Raygere Limited (“Raygere”), a company organized under the laws of the British Virgin Islands (“BVI”) and Time Poly Management Limited (“Time Poly”), Happyvale Limited (“Happyvale”) and Fartop Management Limited (“Fartop”), each a BVI company, and Cmark Holding Co., Ltd.( “Cmark”), an exempted company organized under the laws of the Cayman Islands.  At the time of the Share Exchange, Time Poly, Happyvale, Fartop and Cmark owed collectively 100% of the capital stock of Raygere.  Under the terms of the Share Exchange Agreement, the Raygere stockholders transferred to the Company all the shares of Raygere and Raygere became a wholly-owned subsidiary of the Company.  As part of the Share Exchange, the shareholders of Raygere were issued 12,790,800 shares of the Company’s common stock, which represented 87.68% of the 14,587,200 issued and outstanding shares of the Company’s Common Stock immediately following the Share Exchange.

Raygere was incorporated in the BVI on January 26, 2007 and formed a Hong Kong subsidiary, Grandway Group Holdings Ltd. (“Grandway”) in May 2007.  On October 30, 2007, Grandway acquired 100% of the equity interests of Chengdu Tianyin   Pharmaceutical Co., Ltd., our indirect wholly owned subsidiary located in Chengdu, Sichuan Province of the People’s Republic of China that operates our current business, pursuant to a sales and purchase agreement with three of the existing shareholders (“Original Shareholders”) of Chengdu Tianyin, pursuant to which Grandway purchased 100% of the equity interest in Chengdu Tianyin. This transfer was approved by the Bureau of Foreign Trade and Economic Cooperation of Chengdu Economic Technology Development Administration Committee on October 30, 2007, and the registration with the Chengdu Administration of Industry and Commerce was completed on November 5, 2007.     As a result of this transfer, Grandway acquired 100% of the equity of Chengdu Tianyin.

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

POST-ACQUISTIION

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

THE FINANCINGS

2008 FINANCING

On January 16, 2008 and January 25, 2008, we completed private financings totaling $15,225,000, with 27 accredited investors (the “2008 Financing”).  The net proceeds from the 2008 Financing were approximately $13,697,000. Consummation of the 2008 Financing was a condition to the completion of the Share Exchange transaction with Raygere and the Raygere Stockholders under the Share Exchange.  The securities offered in the 2008 Financing were sold pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) by and among the Company, Raygere, the Raygere stockholders, Grandway and the investors named in the Purchase Agreement (collectively, the “Investors”). In accordance with the Purchase Agreement, we issued a total of 152.25 Units of securities consisting of: 1) An aggregate of $15,225,000 principal amount of our 10% convertible exchangeable notes due on or before June 30, 2009 (the “Notes”); 2) Five (5) year warrants to purchase 4,757,814 shares of our Common Stock, $0.001 par value per share at an initial exercise price of $2.50 per share (the “Class A Warrants”); 3) Seven (7) year warrants to purchase 4,757,814 shares of our Common Stock at an initial exercise price of $3.00 per share (the “Class B Warrants”).

Pursuant to the terms of the Purchase Agreement, the $15,225,000 of Notes automatically converted into an aggregate of 9,515,625 shares of our Series A convertible preferred stock, par value 0.001 per share (the “Series A Preferred Stock”) on March 11, 2008, the effective date of the authorization and designation of such class.  As issued, the Series A Preferred Stock: 1) Pays an annual 10% dividend, payable at our option either in cash or (if such shares have been registered for resale under the Securities Act of 1933, as amended) in additional shares of the Company’s common stock valued at $1.60 per share; 2) Has a stated or liquidation value of $1.60 per share, or $15,225,000 as to all 9,515,625 shares of Series A Preferred Stock; 3) Each outstanding share of Series A Preferred Stock is convertible at any time at the option of the holder into one (1) full share of the Company’s common stock.

In connection with the 2008 Financing, we granted warrants to purchase 1,522,500 shares of Common Stock with an exercise price of US$1.60, $2.50 and $3.00 per share to TriPoint Global Equities, LLC, the placement agent in the Financing. These warrants have the same terms as the Warrants issued to Investors and included in the Units.

In connection with the 2008 Financing, we also entered into a Registration Rights Agreement with the Investors (the “Investor RRA”) under which we have registered for resale the 21,308,753 shares of common stock being offered for resale by the selling stockholders.

As a result of the Share Exchange and the 2008 Financing described above, on a fully-diluted basis (giving effect to the conversion of all outstanding convertible notes and preferred stock and the exercise of all outstanding warrants and options) we would have 35,140,953 shares of Common Stock issued and outstanding.  Of that amount, the Raygere stockholders owned 36.40% of the outstanding shares, existing stockholders of our company prior to the Share Exchange owned 5.11% of the outstanding shares, and the 58.49% balance of our fully-diluted Common Stock was held by investors and placement agents in the 2008 Financing.

2009 FINANCING

On October 27, 2009, the Company completed a private equity financing of $4,987,500, with eight accredited investors (the “2009 Financing”). Net proceeds from the offering are approximately $4,490,000. Pursuant to the financing, we issued, for $4,987,500, a total of 1,534,570 units of our securities at $3.25 per unit. Each unit consists of: 1) one share of the Company's common stock, par value $0.001 per share (the "Common Stock"); 2) a Class C Warrant (the "Class C Warrant", together with Class A Warrant and Class B Warrant, are referred sometimes herein below as “Warrants” or “Warrant”), with each Class C Warrant exercisable at $4.50 to purchase one-fifth of a share of Common Stock, such that the total amount of warrants issued to each investor as shall be equal to twenty percent (20%) of the number of units purchased by each purchaser. Each of the warrants has a term of three (3) years.

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

Our Products

We currently manufacture and market a comprehensive portfolio of 56 products comprised of patented biopharmaceutical product, branded generics, modernized Chinese medicines and other pharmaceuticals, more than 40% of our products are reimbursed by the government medical reimbursement program. As of June 30, 2010, we had 56 products approved by the SFDA, among which our flagship patented product Ginkgo Mihuan Oral Liquid (GMOL, patent number: 20061007800225, which expires on April 30, 2026) contributed approximately 36% of the revenue. As of June 30, 2010, we had 10 drug candidates pending the SFDA’s approval. Our products are listed as follows:

NO.	PRODUCT	CATEGORY	SFDA NO.	INDICATIONS
1	Ginkgo Mihuan Oral Liquid	Internal Medicine	H20013079	Coronary heart diseases, myocardiac infarction stroke
2	Benorylate Granules	Internal Medicine	H10970068	Rheumatoid arthritis
3	Xuelian Chongcao Oral Solution	Internal Medicine	B20020680	Boost of body energy, immunity enhancer
4	Fukangbao Oral Liquid	Gynecology	Z10983056	Anemia, irregular menstrual cycle

5	Xiaoyanlidan Tablets	Hepatology	Z20093681	Acute cholangtis and cholecystitis
6	Qijudihuang Mixture	Internal Medicine	Z20023391	Improve liver function
7	Yupingfeng Oral Liquid	Internal Medicine	Z20023352	Immune system enhancement
8	Sanqi Tablets	Internal Medicine	Z20093512	Anti-inflammatory, stop bleeding
9	Qianggan Syrup	Hepatology	Z20054224	Hepatitis, cirrhosis, fatty liver disease
10	Kangjunxiaoyan capsule	Gynecology	Z20090855	Menstrual cramps, vaginal bleeding
11	Yinqiaojiedu Tablets	Internal Medicine	Z20093555	Anti-inflammation, fever, cold symptoms
12	Duyiwei Dispersible Tablets	Internal Medicine	Z20090239	Pain management, stop bleeding, fracture
13	Baotailing Tablets	Gynecology	Z20093087	Recurrent spontaneous miscarriage
14	Yiqing Capsules	Internal Medicine	Z20093084	Pharyngitis and tonsillitis
15	Xiaoer Qingre Zhike Oral Liquid	Internal Medicine	Z20093060	Anti-cough, anti-asthma in children
16	Tongqiaobiyan Tablets	Otolaryngology	Z20093063	Chronic and allergic rhinitis, sinusitis
17	Hugan tablet	Hepatology	Z20063054	Chronic hepatitis, early liver cirrhosis
18	Compound Dantong Capsules	Internal Medicine	Z20093012	Acute and chronic cholecystitis, cholangitis and concurrent infection of Biliary Calculi
19	Fukezhidai Tablets	Gynecology	Z20083375	Chronic cervicitis, blennometritis
20	Yanyan Tablets	Otolaryngology	Z20064406	Relieve symptoms of chronic pharyngitis
21	Danqi Tablets	Gynecology	Z20064032	Relieve menstrual cramps and other symptoms
22	Yanlixiao Capsules	Internal Medicine	Z20064158	Anti-inflammatory, bacterial infectious diseases
23	Kudancao Tablets	Otolaryngology	Z20064050	Relieve inflammatory symptoms of laryngopharyngitis
24	Weikangling Capsules	Gastroenterology	Z20064060	Gastric and duodenal ulcer, acute and chronic gastritis
25	Baoxinning Capsules	Internal Medicine	Z20063957	Angina, coronary heart diseases, arrhythmia
26	Jiangtangning Capsules	Internal Medicine	Z20063813	Relieve symptoms of diabetes
27	Yankening Tablets	Internal Medicine	Z20063847	Acute tonsillitis, bacterial pneumonia, urinary tract infections
28	Ganoderma Lucidum Capsules	Neurology	Z20063833	Insomnia, neurasthenia, amnesia
29	Qianbobiyan Tablets	Otolaryngology	Z20063837	Inflammation, chronic and acute rhinitis
30	Yishengling Granules	Internal Medicine	Z20063841	Improvement of kidney function and sperm counts, impotence

31	Xiaoyanlidan Tablets I	Hepatology	Z20063864	Relieve symptoms of acute cholangtis and cholecystitis.
32	Kanggu Zengsheng Tablets	Orthopedics	Z20063875	Bone hyperplasia, neck pain, ankylosing spondylitis
33	Tianqitongjing Capsules	Gynecology	Z20063645	Relieve symptoms of menstrual cramps
34	Yinhuang Capsules	Otolaryngology	Z20063462	Upper respiratory tract infection, tonsillitis, pharyngitis
35	Chuanxinlian Capsules	Internal Medicine	Z20063437	Anti-inflammation, fever, cough, diarrhea, mouth ulcers
36	Qianlieshule Capsules	Urology	Z20060030	Relieve symptoms of chronic prostatitis
37	Huangbo Capsules	Internal Medicine	Z20063156	Anti-inflammatory, diarrhea, jaundice, nocturnal emission
38	Qianglipipa Oral Liquid	Otolaryngology	Z20063046	Suppress cough, mucus clearance, bronchitis
39	Dabaidu Capsules	Urology	Z20055092	Inflammatory symptoms of sexually transmitted diseases, e.g. syphilis
40	Huganning Tablets	Hepatology	Z20054697	Chronic and acute hepatitis
41	Tongbianling Capsule	Internal Medicine	Z20083424	Bedridden constipation and elderly chronic constipation
42	Laoniankechuan Tablets	Internal Medicine	Z20083360	Improve immune function, chronic bronchitis in elders
43	Shushenling Capsules	Neurology	Z20063557	Neurasthenia, menopause syndrome
44	Qijudihuang Oral Liquid	Internal Medicine	Z20003098	Liver function improvement
45	Qingrejiedu Oral Liquid	Internal Medicine	Z51020066	Fever, cold, upper respiratory infection
46	Yupingfeng Oral Liquid	Internal Medicine	Z20003099	Immune system enhancement
47	Yinqiao Shangfeng Capsules	Internal Medicine	Z20003100	Relieve inflammatory symptoms of laryngopharyngitis and fever
48	Radix Sophorae Flavescentis Vaginal Effervescent Tablets	Gynecology	Z20050176	Cervical erosion
49	Levofloxacin Hydrochloride Tablets	Internal Medicine	H20066521	Anti bacterial infection
50	Azithromycin Dispersible Tablets	Internal Medicine	H20074143	Upper and lower respiratory tract infections and other bacterial infections in skins and reproductive system
51	Azithromycin Dispersible Tablets	Internal Medicine	H20074145	Upper and lower respiratory tract infections and other bacterial infections in skins and reproductive system
52	Simvastatin Tablets	Internal Medicine	H20083478	Hypercholesterolemia, Coronary Heart Disease.
53	Mycophenolate Mofetil Capsules	Internal Medicine	H20080819	Suppress graft rejection after transplantations
54	Fleroxacin Tablets	Internal Medicine	H20094057	Acute and chronic bronchitis, pneumonia, urogenital, respiratory, gastrointestinal infections
55	Ofloxacin Tablets	Urology	H20094038	Infections in urogenital, respiratory, gastrointestinal systems

56	Clindamycin Hydrochloride Capsules	Internal Medicine	H20103200	Various bacterial infections

(Source: www.sfda.gov.cn or www.tianyinpharma.com)

CHINA HEALTHCARE INDUSTRY AND MARKET

The development of China’s healthcare market continues to be driven by the country’s strong per capita GDP growth, government-backed healthcare reimbursement system, countryside urbanization, the growing aging population, and the increasing healthcare spending. In 2009, Chinese government earmarked $124 billion government funding for the next three years to be dedicated for the further improvement in healthcare coverage in China ( data source: http: //www.moh.gov.cn,  which is set up by Ministry of Health, China. ).

National Medical Insurance Program

The National Medical Insurance Program (the “Program”), introduced in 1999, provides the guidance on which prescription and over-the-counter (OTC) medicines are included in the program and to what extent the purchases of these medicines are reimbursable. The implementation of the Program is delegated to the provincial governments, with each of which establishing their own medicine catalog. For purchases of provincial catalog medicines to be reimbursable under the program, these medicines must be purchased from hospitals or retail pharmacies authorized under the Program. The inclusion of a medicine in a provincial reimbursement list can enhance its sale by improving the affordability of the medicine. Moreover, the inclusion endorses the safety and the reliability of the medicine based on the stringent tests required during the application.

As stated above, we have 23 products currently included in the national medicine catalog of the Program.

Prescription Medicine and Hospitals
Most people in China seek healthcare services at state-owned hospitals, where doctors may only prescribe medicines that are listed on the hospital’s formulary. Hospital administrators decide to include a particular medicine in their formulary based on factors such as efficacy, affordability and the hospital’s budget. Unlike in the US, where patients typically fill their prescriptions at pharmacies unaffiliated with hospitals, out-patients in China typically fill their prescriptions at hospital pharmacies.

Hospitals in China are classified under the Ministry of Health-administered hospital classification system into three classes based upon a number of factors, including reputation, the number of doctors and nurses, total number of in-patient beds, equipment and expertise. The best and largest hospitals are designated as “Class 3” hospitals, and the second and third tiers as “Class 2” and “Class 1”. In 2005, 946 and 5,156 out of 18,703 total Chinese hospitals were designated as “Class 3” and “Class 2” hospitals, respectively (China Ministry of Health statistics).

OTC Medicines and Retail Pharmacies
While out-patients in China generally fill their prescriptions at hospital pharmacies, they primarily purchase OTC medicines from retail pharmacies.  To the extent that a medical condition can be treated with an OTC medicine, many Chinese people prefer to purchase an OTC medicine from the hospital. The retail pharmacy sector in China is highly fragmented.  Retail pharmacies in China include pharmacy chain stores, individual stores, retail chain stores with OTC counters, and OTC counters in supermarkets.  While they are expanding quickly, neither pharmacy chain stores nor retail chain stores with OTC counters have developed a nationwide presence in China. As a result, retail pharmacies tend to have less bargaining power than hospitals in procuring medicines from pharmaceutical companies. A portion of retail pharmacies in China are authorized under the National Medical Insurance Program. A program participant may be reimbursed for the cost of a medicine included in the provincial medicine catalog only if he or she purchases that medicine from an authorized retail pharmacy. In 2004, the Chinese government authorities began to enforce the regulation prohibiting advertisement of prescription medicines through mass media.  However, OTC medicine can be advertised in the mass media. Chinese consumers normally purchase OTC medicines based upon brand name recognition and price.  Consumers gain familiarity with an OTC medicine through advertising, word-of-mouth and recommendations by pharmacy sales people.

SALES AND MARKETING

We sell our products via regional distributors as well as directly to the hospitals, clinics, and pharmacies in China.  We are expanding our sales force as well as our coverage with the regional distributors across China. We are dedicated to developing brand recognition through pharmaceutical trade fairs, scientific conferences and seminars, advertisements.

RAW MATERIALS

Our geographical location at Sichuan province facilitates an efficient access to high-grade raw ingredients for both chemical medicine raw material as well as Chinese medicines. The materials used in our products are widely available from a number of different suppliers. For greater purchasing power we utilize a limited number of suppliers for most of the pharmaceutical raw material. For the fiscal year ended June 30, 2010, three major vendors accounted for approximately 38.0% of our raw material sales, while in the fiscal year ended June 30, 2009, they accounted for approximately 46.0% of our raw materials sales. Total purchases from these vendors were $11,198,171 and $10,554,622] for the years ended June 30, 2010 and 2009, respectively.

CUSTOMERS

Five major customers accounted for 11% and 20% of the net revenue for the fiscal years ended June 30, 2010 and 2009. Total sales to these customers were $7,508,367 and $8,578,871, for the years ended June 30, 2010 and 2009, respectively.  The loss of any one major customer could have a material adverse effect on our business and operations.

INTELLECTUAL PROPERTY

We rely primarily on a combination of patent, trademark trade secrets and administrative protections, as well as employee and third-party confidentiality agreements to safeguard our intellectual property. Currently, we have a design patent granted and a formulation patent pending for our flagship product: Ginkgo Mihuan Oral Liquid (GMOL). The patent No. is 20061007800225 with a protection period of 20 years starting from April 30, 2006 and expiring on April 30, 2026.  Although our other products are not subject to patent protection, they are Good Manufacturing Practice (GMP) certified and approved by the SFDA, which is valid for a term of 5 years and renewable at the expiration thereof. The new SFDA product filing and registration policy provides, so long as no other company within our immediate pharmaceutical industry produces a product superior to ours in terms of current advances and major product breakthroughs, protection to formulas and production techniques of approved products, and prohibits producing and selling similar products without the SFDA’s approval. The type of major breakthroughs that the SFDA considers in determining whether another product, similar to one already approved can be produced would be significant improvements to existing products in the following areas: synthesis, extraction methods, physical and chemical nature and purity, dosage, prescription screening, preparation technology, testing methods, quality indicators, stability, pharmacology, toxicology, processing methods, active ingredients, route of administration, etc. As a result of this policy, the government encourages innovation in TCM R&D.  Other pharmaceutical companies cannot produce products similar to ours without the SFDA’s approval, unless they have achieved such major breakthroughs and received approval from the SFDA. As of June 30, 2010, we had 56 products protected by the SFDA, including patent protected Ginkgo Mihuan Oral Liquid; and 10 product candidates pending SFDA approval. Additionally, we have 6 trademarks granted and 16 trademarks pending approval.

In addition, elements of our pharmaceutical composition, formulation and manufacturing processes involve proprietary technologies, technical know-how or un-patentable data, for which we rely on administrative protection, trade secret and confidentiality agreements rather than patents to sustain our competitive advantages. We have also secured our rights in the intellectual properties with confidentiality, non-competition and proprietary information agreements signed by our research and development (R&D) personnel.

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

We believe we are strongly positioned to become one of the leading companies in the TCM industry in China by leveraging our competitive strengths,, because: 1)  We are an emerging market leader with 56 products; 2)   We have 23 products listed in the National Medical Program which ensures government reimbursement and easy access to the users; 3)   We are the sole supplier of several proprietary products with substantial upside market potential; 4)     We have a proven cooperative partnership research and development model that is cost effective, highly efficient with relatively shorter development cycles; 5)  We have an established national distribution network with a strong sales force highly focused on different market segments; 6)   We have a management team consisting of industral veterans with a proven track record.

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

GOVERNMENT REGULATION

China’s pharmaceutical industry is highly regulated by the government. The primary regulatory authority is the SFDA, including its provincial and local branches, by which we are subject to regulation and oversight. China’s healthcare laws stipulate the production and sale of pharmaceuticals in China, covering the manufacturing, distributing, packaging, pricing and advertising of pharmaceutical products. We are also subject to other China’s laws and regulations that are applicable to business operators, manufacturers and distributors in general.

A medicine must be registered and approved by the SFDA before it can be manufactured. The registration and approval process requires the manufacturer to submit to the SFDA a registration application containing detailed information concerning the efficacy and quality of the medicine and the manufacturing process and the production facilities the manufacturer expects to use.  This process generally takes at least several months or longer, depending on the nature of the medicine under review, the quality of the data provided and the workload of the SFDA. To obtain the SFDA registration and approval necessary for commencing production, the manufacturer is also required to conduct pre-clinical trials, apply to the SFDA for permission to conduct clinical trials. Upon the completion of the clinical trials, clinical dataset will be filed with the SFDA for approval.

Clinical Trials Phases II, III and IV in China are comparable to the similar phases of clinical trials involved in obtaining marketing approval from the U.S. Under the Administrative Measures on the Registration of Pharmaceutical Products promulgated by the SFDA, the three phases refer to: “Phase II”: Evaluation of safety, dosing and efficacy; “Phase III”: Larger scale evaluation of safety and efficacy; and “Phase IV”: Post-approval supervision of safety and efficacy.

New Medicine.  When a medicine is approved by the SFDA as a new medicine, the SFDA will issue a new medicine certificate to the manufacturer and impose a monitoring period of as long as five years. The length of the monitoring period is specified in the new medicine certificate. During the monitoring period, the SFDA will monitor the safety of the new medicine, and will neither accept new medicine certificate applications for an identical medicine by another pharmaceutical company, nor approve the production or import of an identical medicine by other pharmaceutical companies. For new medicines approved prior to 2002, the monitoring period could be longer than five years. The holder of a new medicine certificate effectively has the exclusive right to manufacture the new medicine during the monitoring period.

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

Continuing SFDA Regulation. Pharmaceutical manufacturers in China are subject to continuing regulation by the SFDA. If an approved medicine, its labeling or its manufacturing process is significantly modified, a new pre-market approval or pre-market approval supplement will be required by the SFDA.  A pharmaceutical manufacturer is subject to periodic inspection and safety monitoring by the SFDA to determine compliance with regulatory requirements.  The SFDA has a variety of enforcement actions available to enforce its regulations including fines and injunctions, product recalls, operating restrictions, partial suspension or complete shutdown of production and criminal prosecution.

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

Foreigen Currency Exchange

The functional currency of our operating PRC subsidiary, Chengdu Tianyin, is Renmibi (RMB). Pursuant to the Foreign Currency Administration Rules promulgated in 1996 and amended in 1997 and various regulations issued by the SAFE, and other relevant PRC government authorities, the RMB is freely convertible only to the extent of current account items, such as trade-related receipts and payments, interests and dividends.  Capital account items, such as direct equity investments, loans and repatriation of investment, require the prior approval from the SAFE or its local counterpart for conversion of RMB into a foreign currency, such as U.S. dollars, and remittance of the foreign currency outside the PRC. Payments for transactions that take place within the PRC must be made in RMB. Unless otherwise approved, PRC companies other than the foreign invested enterprises, or the FIEs, must convert foreign currency payments they receive from abroad into RMB.  On the other hand, FIEs may retain foreign exchange in accounts with designated foreign exchange banks, subject to a cap set by the SAFE or its local counterpart.

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

RESEARCH AND DEVELOPMENT

We have a proven cooperative partnership model for the research and development (R&D) which is cost effective, efficient and value adding for our organic growth. We focused on innovative products indicated for high incidence diseases with substantial market potential, in addition to the improvement of marketed products. Our R&D partners include a number of most prestigious academic institutions in China, including China Pharmaceutical University, Sichuan University-affiliated West China Center of Medical Sciences, and Shaanxi University of Chinese Medicines.

EMPLOYEES

Prior to the Share Exchange, our President was our only employee.  Currently, we  have 1,365 employees, consisting of 589 in manufacturing and operation, 15 in research and development, 730 in sales and marketing and 41 in general and administrative.  None of our personnel are represented under collective bargaining agreements. We consider our relations with our employees to be good.

FOR ADDITIONAL INFORMATION

We are a reporting company and file annual, quarterly and current reports, proxy statements and other information with the SEC.  For further information with respect to the Company, you may read and copy its reports, proxy statements and other information, at the SEC public reference rooms at 100 F.  Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost.  Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference rooms.  The Company’s SEC filings are also available at the SEC’s web site at http://www.sec.gov.

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

Our growth is supported by continuous investment in time, resources and capital to identify and develop new drugs, dosage and delivery system, via introducing new products or line extensions each year and to expand distribution into new territories each year.  This strategy has the advantage of building brands through geographic expansion and establishing incremental capabilities for new product introductions. If we are unable to either develop new products on our own or acquire licenses for new products from third parties, our ability to grow revenues and market share will be adversely affected.  In addition, we may not be able to recover our investment in the development of new drugs, given that projects may be interrupted, unsuccessful, not as profitable as initially contemplated or we may not be able to obtain necessary financing for such development if we are unable to fund such development from our future revenues. Similarly, there is no assurance that we can successfully secure such rights from third parties on an economically feasible basis.

We may not be able to secure financing needed for future operating needs on acceptable terms, or on any terms at all.

From time to time, we may seek additional financing to provide the capital required to expand our production facilities, R&D initiatives and/or working capital, as well as to repay outstanding loans if cash flow from operations is insufficient to do so.  We cannot predict with certainty the timing or amount of any such capital requirements.  If such financing is not available on satisfactory terms, we may be unable to expand our business or to develop new business at the rate desired. If we are able to incur debt, we may be subject to certain restrictions imposed by the terms of the debt and the repayment of such debt may limit our cash flow and our ability to grow.  If we are unable to incur debt, we may be forced to issue additional equity, which could have a dilutive effect on our current stockholders.

Expansion of our business may put pressure on our management and the operational infrastructure which could impede our ability to meet an increased demand for our products.

Our business plan is to significantly grow our operations to meet increasing demand for our products. Growth in our business may place a significant strain on our personnel, management, financial systems and other resources.  The evolution of our business also presents numerous risks and challenges that include continued acceptance of our products, sales and market share expansion, costs for expansion, technological evolvement and industrial dynamics.

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

Although we have recently achieved operating profits, there can be no assurance that we can sustain or increase profitability.  Unexpected situations, expenses, and delays are frequently encountered in developing and marketing products.  These include, but are not limited to, competition, the need to develop customers and market expertise, market conditions, sales, marketing, increases in the cost of raw materials and governmental regulation.  Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail our operations. We may not achieve our business growth objectives and the failure to achieve such goals would have an adverse impact on our business and results of operations.  In addition, we expect to incur additional general and administrative expenses as a public company in the United States which could also have a negative impact on our future profitability.

Our growth strategy includes the pursuit of acquisitions and new product development which could have a material adverse affect on our business, financial condition, results of operations and growth prospects.

Our business strategy includes growth through strategic acquisitions and the development of new products and technologies which will involve significant capital expenditure and risks. Innovative pharmaceutical development involves R&D costs that may achieve no tangible results instead adversely affect our future profitability. In addition, any acquisition or combination that we consummate will likely involve, among other things, the payment of cash, the incurrence of contingent liabilities and the amortization of expenses related to goodwill and other intangible assets, and transaction costs, which may adversely affect our business, financial condition, results of operations and growth prospects. Our ability to integrate and organize any new businesses and/or products, whether internally developed or obtained by acquisition or combination, will likely require significant expansion of our operations. There is no assurance that we will be able to obtain the necessary resources for such expansion, and the failure to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects.  In addition, future acquisitions or combinations by the company involve risks of, among other things, entering markets or segments in which we have no or limited prior experience, the potential loss of key employees or difficulty, delay or failure in the integration of the operations of any such new business with our current business and operating and financial difficulties of any new or newly combined operations, any of which could have a materially adverse effect on our business, financial condition, results of operations and growth prospects.  Moreover, there can be no assurance that the anticipated benefits of any internally developed new business segment or business combination will be realized.

Our current products have certain side effects.  If side effects associated with our current or future products are not identified prior to their marketing and sale, we may be required to withdraw such products from the market, perform lengthy additional clinical trials or change the labeling of our products, any of which could hinder or adversely impact our growth.

Our current products have certain side effects.  If significant side effects of our medicines are identified after they are marketed and sold,  1) those medicines listed in the national and provincial medicine catalogs may be removed from the catalogs or downgraded to a lower tier; 2) regulatory authorities may withdraw or modify their approvals of such medicines; 3) we may be required to reformulate these medicines, change the ways in which they are marketed, conduct additional clinical trials, change the labeling of these medicines or implement changes to obtain new approvals for our manufacturing facilities; 4) we may be less successful in tendering processes used by state-owned hospitals for medicine purchases; 5) we may have to recall these medicines from the market and may not be able to re-launch them; 6) we may experience a significant decline in sales of the affected products; 7) our reputation may suffer; and 8) we may become a target of lawsuits.

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

We face an inherent business risk of exposure to product liability claims in the event that the uses of our products are alleged to have caused adverse side effects. Side effects or marketing or manufacturing problems pertaining to any of our products could result in product liability claims or adverse publicity. These risks will exist for those products in clinical development and with respect to those products that receive regulatory approval for commercial sale.  Furthermore, although we have not historically experienced any problems associated with claims by users of our products, we do not currently maintain product liability insurance and  there could be no assurance that we are able to acquire product liability insurance with terms that are commercially feasible.

 We may not be able to obtain manufacturing or marketing approval for our future products, and failure to obtain approvals for our future products could materially harm our business prospects.

All medicines must be approved by the SFDA, before they can be manufactured, marketed or sold in China.  The SFDA requires a pharmaceutical manufacturer to have successfully completed clinical trials of a new medicine and demonstrated its manufacturing capability before approval to manufacture that new medicine is granted.  Clinical trials are expensive and their results are uncertain.  In addition, the SFDA and other regulatory authorities may apply new standards for safety, manufacturing, labeling, marketing and distribution of future products. Complying with these standards may be time-consuming and expensive.  Furthermore, our future products may not be efficacious or may have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining approval or may prevent or limit their commercial use.  As a result, we may not be able to obtain SFDA or other governmental approvals for our future products on a timely basis or at all.  Even if we do obtain approvals, such approvals may be subject to limitations on the indicated uses for which we may market a product, which may limit the size of the market for such a product.

Failure to obtain approval from the SFDA to convert a provisional national production standard of our principal products to a national final production standard would require us to suspend or cease the production of existing or new products.

After the SFDA approves a new medicine, it normally directs the manufacturer to produce that medicine according to a provisional standard which is valid for two years, during which the SFDA closely monitors the production process and quality consistency of the medicine for developing a national final production standard. Three months before a medicine’s provisional standard expires, the manufacturer of that medicine is required to apply to the SFDA to convert its provisional standard to a final standard.  In practice, the SFDA’s approval process could take a few years. However, during the SFDA’s review period (including after the expiration of the two-year provisional standard period), the manufacturer may continue to produce the medicine according to the provisional standard.

The retail prices of our principal products are subject to price controls administered by the government authorities which may limit the pricings of our products. It is also possible that we may be required to lower the wholesale prices of our products as a result of any government-mandated price reductions.

The retail pharmaceutical prices in China are subject to price controls administered by the Price Control Office under the National Development and Reform Commission, or the NDRC, and provincial price control authorities, either in the form of fixed prices or price ceilings. From time to time, the NDRC publishes a list of medicines subject to price controls. The NDRC directly regulates retail prices of certain medicines on the list and authorizes provincial price control authorities to regulate retail prices of the remainder on that list. The limitation on our ability to raise the wholesale prices of our products may prevent us from absorbing or offsetting the effect resulting from any increase in the cost of raw materials or other costs, which would lower our margins.

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

The Ministry of Labor and Social Security, or the MLSS, together with other government authorities, determines which medicines are to be included in or removed from the national medicine catalog for the National Medical Insurance Program, and under which tier a medicine should fall, both of which affect the amounts reimbursable to program participants for their purchases of those medicines.  These determinations are based on a number of factors, including price and efficacy.  Provincial governments are required to include all Tier 1 medicines listed in the national medicine catalog in their provincial medicine catalogs, but can use their discretion to add other medicines to, or exclude the Tier 2 medicines listed in the national medicine catalog from, their provincial medicine catalogs, as long as the combined total numbers of medicines added and excluded do not exceed 15% of the number of the Tier 2 medicines.  In addition, provincial governments may use their discretion to upgrade a nationally classified Tier 2 medicine to Tier 1 in their provincial medicine catalogs, but may not downgrade a nationally classified Tier 1 medicine to Tier 2. Depending on which tier a medicine is classified in the provincial medicine catalog, a National Medical Insurance Program participant residing in that province can be reimbursed for the full cost of a Tier 1 medicine and for 80-90% of the cost of a Tier 2 medicine.  23 of our products are currently included in the National Medical Insurance Program. If the relevant government authorities decide to remove our products from the national or provincial medicine catalogs, or downgrade our products currently in Tier 1 to Tier 2, such removal or downgrading would reduce the affordability of our products and change the public perception regarding our products as being efficacious, safe and reliable, which in turn would adversely affect the sales of these products and reduce our net revenues.  Furthermore, if we are unable to obtain approval from the relevant government authorities to include our new products in the national or provincial medicine catalogs, sales of our new products may be materially and adversely affected.

The failure to maintain our relationships with our existing customers or the failure to obtain new customers could negatively impact our business.

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

We rely on a limited number of suppliers and the loss of any of our suppliers, or delays or problems in the supply of materials used in our products, could materially and adversely affect our operations and growth.

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

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Unauthorized parties may attempt to copy or otherwise obtain and use our technology. We cannot be certain that our measures will prevent all misappropriations of our technology, particularly in countries where the laws may not protect our intellectual property rights as fully as in other countries such as the U.S. In addition, third parties may seek to challenge, invalidate, circumvent or render unenforceable any intellectual property rights owned by us.  From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs, diversion of our management’s attention and diversion of our other resources.

Our existing indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.

We are subject to a number of risks associated with our indebtedness, including: 1) we must dedicate a portion of our cash flows from operations to pay debt service costs; 2) we have less funds available for operations and other purposes; it may be more difficult and expensive to obtain additional funds through financings, if available at all; 3) we are more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; 4) if we default under any of our existing credit facilities or if our creditors demand payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments.

If we are unable to attract, train, retain and motivate our salespeople, our revenues may be materially and adversely affected.

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

Although up till now, we have achieved the compounded annual growth with pure organic growth, as part of our plan to expand our manufacturing capacity and product offerings, we may make strategic acquisitions in the highly-fragmented traditional Chinese medicine sector. Strategic acquisitions could subject us to uncertainties and risks, including:1) high acquisition and financing costs; 2) potential ongoing financial obligations and unforeseen or hidden liabilities; 3) failure to achieve the intended objectives, benefits or revenue-enhancing opportunities; 4) cost of and difficulties in integrating acquired businesses and managing a larger business; and 5) diversion of our resources and management attention. Our failure to consummate or handle the risks associated with these acquisitions and investments could have a material adverse effect on our market penetration and revenues growth.

The failure to increase our current manufacturing capacity as the market demand for our products grow could materially and adversely affect our business, financial condition, results of operations and growth prospects.

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

According to the market demand, management may add facilities, use high-efficiency equipment, increase employees’ working hours or extend hours of operation. We believe that we can adjust the existing capacity and future production capacity in a very short period of time to meet the market needs. We intend to expand our manufacturing operations by adding production lines, but there is no assurance that we will have the financial resources required for this planned expansion or that any such expansion will be successful or completed in a timely fashion or within budget. Additionally, although we believe we can quickly adjust our capacity, we may encounter difficulties and significant unexpected costs and delays in scaling up our manufacturing operations.  The failure to scale-up manufacturing operations in a timely and cost-effective way may adversely affect our income.  Any lack of manufacturing capacity to meet current demand could have a material adverse affect on our business, financial condition, results of operations and growth prospects.

The loss of one or more members of our management team or other key employees could affect our operation and growth.

Our success and future growth depends to a significant degree on the skills and continued services of our management team and other key employees.  We do not currently have an employment agreement with our named executive officer although we intend to enter into one in the near future, nor do we currently maintain key person life insurance.  If one or more members of our management or other key employees were to resign or no longer be able to serve as our employees, it could impair our revenue growth, business and future prospects.  In addition, our ability to execute our business plan is dependent on our ability to attract and retain additional highly skilled personnel.

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

As a public company, we will have significant additional requirements for enhanced financial reporting and internal controls.  We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting.  The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

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

Our Form 10-K for the year ended June 30, 2009 is currently under the SEC review, there are outstanding comments on the Form 10-K for FY2009 and the SEC may issue further comments. If we receive further comments which are applicable to our operations, business or financial statement for the year ended June 30, 2010, we may need to amend this current Form 10-K or even restate our financial results for FY 2010.

On March 5, 2010, we received the first comment letter from the SEC on our Form 10-K for the fiscal year of 2009 and,  to date, we have received the three comments letter on this Form 10-K for the FY 2009. Since March 5, 2010, we have been responding to and amending our disclosure per the SEC’s comments.  The latest response letter was filed as correspondence on September 22, 2010 responding to the comments we received on September 5, 2010. As we have outstanding SEC comments and the SEC may issue further comments on the Form 10-K for the fiscal year 2009, if these comments are applicable to our operation, business or financial statement for the year ended June 30, 2010, we may have to amend this current Form 10-K or even restate our financial results contained in this filing.

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

The production of pharmaceuticals depends on the supply of quality medicinal raw materials.

The supply and market prices of pharmaceutical raw materials may be influenced by various factors such as weather conditions and the occurrence of natural disasters or sudden increases in demand that would impact our costs of production.  There is no assurance that we would be able to pass on any resulting increase in costs to our customers and therefore any substantial fluctuation in supply or the market prices of raw materials may adversely affect our results of operations and profitability.

 If we do not keep pace with rapid technological change, we will be unable to sustain a meaningful market position.

The pharmaceutical industry in China is characterized by rapid changes in technology, constant enhancement of industrial know-how and the frequent emergence of new products.  Future technological improvements and continued product developments in the pharmaceutical market may render our existing products obsolete or affect their viability and competitiveness. Failure to respond to frequent technological advances by improving our existing products or developing new products in a timely manner and achieving desirable level of market acceptance may adversely affect our business and profitability.

Pharmaceutical companies in China are required to hold a number of permits and licenses to carry on their business.  Our ability to obtain and maintain these regulatory approvals is uncertain.

All pharmaceutical manufacturing companies in China are required to obtain certain permits and licenses from various PRC government authorities, including a pharmaceutical manufacturing permit and a good manufacturing practice certificate, or a GMP certificate, for each of its production facilities in China [See “Regulations—Regulations Relating to Pharmaceutical Industry”]. We have obtained permits, licenses and GMP certificates for production facilities we use in the manufacture of our pharmaceutical products which are subject to periodic renewal and/or reassessment by the relevant PRC government authorities, and the standards of compliance required in relation to them may change from time to time.  We intend to apply for the renewal of these permits and licenses when required by applicable laws and regulations.  Our failure to obtain such renewals may prevent us from continuing those portions of our business that require these permits and licenses.  Furthermore, any changes in compliance standards or new laws or regulations that may be introduced in the future may prohibit or render it more restrictive for us to conduct our business or may increase our compliance costs, which may adversely affect our operations or profitability.

The ongoing anti-corruption campaign initiated by the Chinese government targeting state-owned hospitals could adversely affect our sales designated for hospitals.

The Chinese government has recently launched a nationwide campaign against corrupt practices that have been frequently engaged by state-owned hospitals in China, including their acceptance of kickbacks or other illegal gains and benefits in connection with their providing medical services and purchasing medical equipment and medicines.  In mid 2006, the China’s Ministry of Health ordered all state-owned hospitals to review, among other things, their procurement policies and procedures and rectify problems and deficiencies, if any, by the end of 2006. As a result of this campaign, many state-owned hospitals have since diverted a significant portion of their attention and resources to their internal inspection and rectification activities and are reviewing their procurement policies.  If the anti-corruption campaign becomes more intensified, causing a significant change to the hospitals’ procurement policies and procedures or otherwise resulting in a further delay for state-owned hospitals to resume their normal procurement of our products, our sales designated for hospitals, which account for a very substantial portion of our total sales, could be adversely affected.

Risks Related To Doing Business in China

Changes in China’s political or economic situation could harm us and our operational results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time.  This could either benefit or damage our operations and profitability.  Some of the things that could have this effect are: level of government involvement in the economy; control of foreign exchange; methods of allocating resources; balance of payments position; international trade restrictions and international conflict. The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or the OECD, in many ways.  The economic reforms in China have been conducted under a tight grip of the Chinese government.  As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.

Our business is largely subject to the uncertain legal environment in China and your legal protection could be limited.

The Chinese legal system is a civil law system based on written statutes.  Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used.  The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in China.  However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties.  These uncertainties could limit the legal protections available to foreign shareholders, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses.  Because most of our officers and directors, after the Share Exchange, will reside outside of the United States, it may be difficult, if not impossible, to acquire jurisdiction over those persons if a lawsuit is initiated against us and/or our officers and directors by a shareholder or group of shareholders in the United States.  Also, because our officers will likely be residing in China at the time such a suit is initiated, achieving service of process against such persons would be extremely difficult.  Furthermore, because the majority of our assets are located in China it would also be extremely difficult to access those assets to satisfy an award entered against us in United States court.  Moreover, we have been advised that the PRC does not have treaties with the United States providing for the reciprocal recognition and enforcement of judgments of courts.

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

The PRC government has provided various incentives to the companies located in the western areas of China and the foreign invested enterprises, particularly to companies incorporated in specified economic and technological development zones and engaged in the encouraged business as determined by PRC laws or regulations and companies confirmed by appropriate government authorities as foreign-invested manufacturing enterprises with an operating term of more than ten years.  These incentives include limited tax exemptions, reduced tax rates and other preferential treatments. Chengdu Tianyin, as a biopharmaceutical company incorporated at Chengdu and a foreign-invested enterprise, or FIE, has been confirmed by the relevant tax bureau to be eligible for these preferential enterprise income tax treatments. Pursuant to the Notice of Tax Preferences Policies for the Development of Western Regions (Caishui [2001] No.202), promulgated on December 30, 2001, or the Tax Notice 202, both domestic companies and FIEs, which are established in the western regions (including Sichuan Province) and are engaged in the encouraged industries (including the TCM manufacture business), shall be entitled to a 15% national enterprise income tax rate for a period commencing from 2001 to 2010. Currently, Chengdu Tianyin is entitled to a 15% national enterprise income tax rate since January 2001.

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

Our manufacturing operations are subject to numerous laws, regulations, rules and specifications relating to human health and safety and the environment.  These laws and regulations regulate, among other matters, wastewater discharge, air quality and the generation, handling, storage, treatment, disposal and transportation of solid and hazardous wastes and release of hazardous substances into the environment.  In addition, third parties and governmental agencies in some cases have the power under such laws and regulations to require remediation of environmental conditions and, in the   case of governmental agencies, to impose fines and penalties.  We make capital expenditures from time to time to stay in compliance with applicable laws and regulations.

We have obtained all permits and approvals and filed all registrations required for the conduct of our business, except where the failure to obtain any permit or approval or file any registration would not have a material adverse effect on our business. The PRC governmental authorities have not revealed any material environmental liability that would have a material adverse effect on us.  We have not been notified by any governmental authority of any continuing noncompliance, liability or other claim in connection with any of our properties or business operations, nor are we aware of any other material environmental condition with respect to any of our properties or arising out of our business operations at any other location.  However, in connection with the ownership and operation of our properties (including locations to which we may have sent waste in the past) and the conduct of our business, we potentially may be liable for damages or cleanup, investigation or remediation costs.

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

Renminbi, or RMB, is not a freely convertible currency currently, and the restrictions on currency exchanges may limit our ability to use revenues generated in RMB to fund our business activities outside the PRC or to make dividends or other payments in U.S. dollars. The PRC government strictly regulates conversion of RMB into foreign currencies.  Over the years, foreign exchange regulations in the PRC have significantly reduced the government’s control over routine foreign exchange transactions under current accounts.  In the PRC, the State Administration for Foreign Exchange, or the SAFE, regulates the conversion of the RMB into foreign currencies.  Pursuant to applicable PRC laws and regulations, foreign invested enterprises incorporated in the PRC are required to apply for “Foreign Exchange Registration Certificates.”  Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends, etc.) can be effected without requiring the approval of SAFE.  However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE.

Risks Relating to Our Securities

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

Our executive officers, directors, and principal stockholders own, in the aggregate, approximately 34.7% of our outstanding Common Stock.  These stockholders are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

The market price of our Common Stock may be volatile and there may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

During the past two and half years our Common Stock has had a trading price range between $0.68 per share to $5.25 per share. The market price of our Common Stock has been and will likely continue to be highly volatile, as is the stock market in general. Factors that may materially affect the market price of our Common Stock are beyond our control, these factors may materially adversely affect the market price of our Common Stock, regardless of our performance.  In addition, the public stock markets have experienced extreme price and trading volume volatility. These broad market fluctuations may influence the market price of our Common Stock. There is currently only a limited public market for our Common Stock, which is listed on the NYSE Amex, and there can be no assurance that a trading market will develop further or be maintained in the future. As of September 28, 2010,  the closing bid price of our Common Stock was $2.69 per share and we had approximately 279 shareholders of record of our Common Stock and 5 shareholders of record of our Preferred Stock, not including shares held in street name.

The outstanding warrants may adversely affect us in the future and cause dilution to existing shareholders.

There are currently 9,575,565 warrants outstanding.  The terms of these warrants expire as early as 2013 and as late as 2015.  The exercise price of these warrants range from $1.60 to $4.50 per warrant. Exercise of the warrants may cause dilution in the interests of other shareholders as a result of the additional Common Stock that would be issued upon exercise. In addition, sales of our Common Stock issuable upon exercise of the warrants could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our Common Stock. Further, the terms on which we may obtain additional financing during the period any of the warrants remain outstanding may be adversely affected by the existence of these warrants as well.

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

Penny stocks are frequent targets of fraud or market manipulation. Patterns of fraud and abuse include: Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; “Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market.

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

ITEM 4.                      (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITY

The Company’s common stock is traded on the AMEX under the symbol “TPI”; our cusip number is 88630M104. We first began trading on August 14, 2007 on the Over the Counter Bulletin Board.  Beginning on October 1, 2008, we began trading on the AMEX under the symbol “TPI.” Accordingly, the following table sets forth the quarterly high and low bid prices for the common stock since the quarter ended September 30, 2008.  The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	High	Low
Quarter ended September 30, 2008	$2.50	$1.66
Quarter ended December 31, 2008	$2.25	$1.10
Quarter ended March 31, 2009	$1.57	$1.00
Quarter ended June 30, 2009	$3.50	$2.16
Quarter ended September 30, 2009	$3.87	$3.79
Quarter ended December 31, 2009	$4.32	$4.10
Quarter ended March 31, 2010	$3.78	$3.62
Quarter ended June 30, 2010	$2.91	$2.16

At September 28, 2010, the closing bid price of the common stock was $2.69 and we had approximately 279 record holders of our commons stock, 5 record holders of our Series A Preferred Stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

In 2008, we granted five (5) year Class A Warrants to purchase 4,757,814 shares of our Common Stock, $0.001 par value per share at an initial exercise price of $2.50 per share , and seven (7) year Class B Warrants to purchase 4,757,814 shares of our Common Stock at an initial exercise price of $3.00 per share .  In 2009, we granted three (3) year warrants to purchase 306,914 shares of our Common Stock, at an initial exercise price of $4.50 per share, subject to adjustment.The exercise prices of the Warrants are subject to weighted average and other anti-dilution adjustments.  As of September 28, 2010, 3,898,438 of the Class A Warrants, 4,257,814 of the Class B Warrants and 306,913 of the Class C Warrants were outstanding.  We also granted warrants to purchase 1,522,500 shares of Common Stock with an exercise price of US$1.60, $2.50 and $3.00 per share to TriPoint Global Equities, LLC, the placement agent in the January 2008 Financing.  In connection with the 2009 Financing, we granted warrants to purchase 122,766 shares of common stock at $3.25 and 24,553 shares at $4.50 to TriPoint Global Equities, LLC, the placement agent or its designees of such financing. As of September 28, 2010, there are 1,112,400 placement agent warrants outstanding.

Dividend Policy

On March 26, 2009, we announced that the Board of Directors declared an annual cash dividend of $0.10 per common share that will be paid quarterly. The initial dividend of $.025 was paid to common shareholders of record on April 30, 2009, with the actual distribution occurring around June 10, 2009. The cash dividend was paid solely to common stockholders and was not be paid on shares owned by management, advisors or other inside shareholders, all of whom have agreed to waive receipt of the dividend.  The majority of the Company's Series A Preferred Shareholders approved the cash dividend as of April 14, 2009.

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

On December 31, 2009, the Company recorded $98,538 as dividends to the investors of the Company’s 2008 financings, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. A resolution was approved by the Company’s Board of Director’s and the Company paid dividends in cash to those investors on January 31, 2010.

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

On May 12, 2010, we announced the temporary suspension of common stock dividend in our 3rd quarterly report. We believe by focusing the capital on our strategic growth plan instead of paying a dividend at the present time to our common shareholders, we should be able to generate greater long-term returns for our shareholders. Given the opportunities presented by China’s ongoing healthcare reform and the necessary approvals that we are required to obtain from our preferred holders to continue to pay a dividend to our common shareholders, we decided to suspend our common share dividend program. As a policy management believes that in the event we experience a shortage of opportunities to efficiently invest and grow our business with our excess cash on hand, then a dividend payable is an appropriate use of excess capital.

Description of Equity Compensation Plans

We do not have any equity compensation plans. Our Board of Directors may adopt one or more equity compensation plans in the future.

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

On October 27, 2009, we completed a private equity financing of $4,987,500, with eight accredited investors (the “2009 Financing”). Net proceeds from the offering are approximately $4,490,000. Pursuant to the financing, we issued, for $4,987,500, a total of 1,534,570 units of our securities at $3.25 per unit. Each unit consists of (i) one share of the Company's common stock, par value $0.001 per share (the "Common Stock"), and (ii) a Class C Warrant, with each Class C Warrant exercisable at $4.50 to purchase one-fifth of a share of Common Stock, such that the total amount of warrants issued to each investor as shall be equal to twenty percent (20%) of the number of units purchased by each purchaser. Each of the warrants has a term of three (3) years. In connection with this financing, we granted warrants to purchase 122,766 shares of common stock at $3.25 and 24,553 shares at $4.50 to TriPoint Global Equities, LLC, the placement agent or its designees.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Chengdu Tianyin for the fiscal years ended June 30, 2010 and 2009 and should be read in conjunction with such financial statements and related notes included in this report.

Overview

We are engaged primarily in the development, manufacturing, marketing and sale of patented biopharmaceuticals, branded generics, modernized Chinese medicines and other pharmaceuticals in China. We currently manufacture and market a comprehensive portfolio of 56 products approved by SFDA including the patent protected Gingko Mihuan Oral Liquid (GMOL), 23 of which are included in the highly selective National Medicine Catalog of the National Medical Insurance program. And as of June 30, 2010, we had 10 drug candidates pending the SFDA approval. Additionally, we have 6 trademarks granted and 16 trademarks pending.

Established in 1994, Chengdu Tianyin is a manufacturer and supplier of modernized traditional Chinese medicines. The current management of Chengdu Tianyin acquired 100% of the equity interest of Chengdu Tianyin in 2003. On October 30, 2007, Grandway completed the acquisition of the 100% of the equity interest and now owns 100% of the equity interest of Chengdu Tianyin, a company located in Chengdu, China that operates our business.

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

Development and growth strategy

The cornerstone of our business development strategy relies upon our partnership-based research and development (R&D) efforts. Under this R&D model, we are entitled to purchase the exclusive ownership and intellectual properties of new drugs developed by research institutes upon SFDA approval. Prior to our purchase, the institutes take the full financial responsibility for the costs incurred during the R&D phase. The purchase price for these drugs ranges from $250,000 to $800,000 per candidate, which is based upon the development costs for individual products and the expected revenue from the product. Usually, we expect the material net cash inflows from drugs in late stage development to begin within three years upon SFDA approval.  Since the projects are targeted for well defined marketable products and Tianyin will retain the full ownership of these SFDA-approved products and related intellectual properties, the subsequent commercialization is expected to be accretive upon new products’ market entry. In addition, we are able to leverage these R&D resources to further facilitate market recognition and commercialization of these products. With this strategy in place, we increased market penetration and revenue growth in 2010 and plan to continue to expand and enhance marketing and sales going forward.  Part of this strategy involves increasing and improving our marketing and sales activities to enhance the market leadership of our key leading products and to increase the sales of other products by expanding our sales force, solidifying our distribution network and expanding our market segment coverage, while increasing our marketing and promotional activities.

Currently, we have 10 pipeline drugs with our partnership research institutes, of which we are entitled to purchase the exclusive ownership and intellectual properties upon the SFDA approval. They are Huangtengsu Tablets, Lifei Tablets, Fuyang Granules, Shuxiong Tablets, Suxiao Zhixie Capsules, Shuanghuang Xiaoyan Tablets, Huoxiang Zhengqi Capsules, Jiegu Xujing Ointment, Runing Tablets, Dengzhan Huasu Tablet. These drugs are currently pending for SFDA approval. Though the pending period of SFDA approval varies from one to several years depending on the individual drug, we expect to receive SFDA approvals for these drugs within one and a half to two years based on our past experience.

Pursuant to the terms under our contractual arrangements with our partner research institutes, we are required to pay a certain amount of the purchase price to acquire the exclusive ownership and intellectual properties of these candidate drugs upon SFDA approval. Our purchase price for these drugs ranges from $250,000 to $800,000 per candidate, which is based upon the development costs for individual product and the expected revenue from the product. Usually, we expect the material net cash inflows from drugs in late stage development to begin within three years upon SFDA approval.

This R&D model reduces the financial risks from a prolonged or uncertain approval process and limits the impact on our financial position and liquidity by the unexpected delay of any individual drug approval.  The possible uncertainties in receiving the approval involve endpoint measurement during these clinical trials. To facilitate successful trials, we assist our partnership institutes with development during the early stage of the trials, including patient and control group selection, trial design, endpoint measurement and etc. A successfully run trial depends on a variety of well-calibrated scientific and technical indices that are required for SFDA approval. If some of these indices are unable to reach satisfactory result, we can either troubleshoot or terminate the development in the early stage, which will not impact us financially.

As part of our continuing growth strategy, we will continue our partnership-based R&D efforts to further commercialize and broaden our product pipeline. We usually begin drug commercialization within 6 months of the SFDA approval. However, there are several factors that may lead to delays in this process including: mass manufacturing capacity readiness, marketing network preparedness and the indication seasonality. On average, we expect the material net cash flow to be positive from these drugs within two years to two and half years after their market entry.

As of September 28, 2010, we have received 6 SFDA drug approvals as the following and the material net cash inflows from these drugs to begin in the year of  2013.

The following is a list of SFDA approved products in the fiscal 2010:

Drug Name	SFDA Approval Number

1. Yinqiao Jiedu Tablets	Z20093555

2. Kangjun Xiaoyan Capsule	Z20090855

3. Xiaoyan Lidan Tablets II	Z20093681

4. Fleroxacin Tablets I	H20094057

5. Fleroxacin Tablets II	H20094038

6. Clindamycin Tablets	H20103200

Descriptions of the function of the above products are as follows:

·	Yinqiao Jiedu Tablets for acute respiratory system ailments, such as the influenza and the common cold.
·	Kangjun Xiaoyan Capsule for sore throat and gum caused by fever and cold
·	Xiaoyan Lidan Tablets II for acute cholangtis and cholecystitis.
·	Fleroxacin Tablets I for bronchitis, pneumonia and other respiratory infections, genitourinary system infection and gastrointestinal infections.
·
Fleroxacin Tablets II for urogenital infections, including urinary tract infections, bacterial prostatitis, Neisseria gonorrhea urethritis or cervicitis, respiratory tract infections, gastrointestinal tract infections, bone and joint infections, skin and soft tissue infections and sepsis.

· Clindamycin Tablets for various bacterial infections.

Management plans to selectively pursue strategic acquisitions and licensing opportunities as part of our growth strategy. We believe that strategic acquisitions and licensing provide effective means to broaden our product portfolio, consolidate our resources and expand our market coverage. As part of these initiatives, in April 2009, we entered into a land supply agreement with the Sichuan Xinjin County Government to acquire 100 mu (approximately 66,700 square meters) of land within the Xinjin Chemical Industrial Park. We plan to establish a manufacturing plant for Active Pharmaceutical Ingredients (“API”) of macrolides antibiotics on the site. In August 2009, we partnered with Sichuan Mingxin Pharmaceutical Co., Ltd. in the launch of a new joint venture, Sichuan Jiangchuan JV, which primarily engages in the research and development, manufacturing, sales and marketing of API and chemical intermediates of macrolides antibiotics. The joint venture is 77% owned by Tianyin. We plan to fund the Sichuan Jiangchuan JV in two phases with a total investment estimated to reach approximately $20 million (Phase I: $10 million for plant construction, auxiliary facilities construction and equipment purchase. Phase II: $10 million for construction of high output manufacturing lines). We expect to fund the Sichuan Jiangchuan JV through internal cash flow, funds from the exercise of investor warrants from our previous financing and possible future financings. Currently Phase I of the project is being carried out and expected to be completed by the end of the 2010 calendar year.

Product Sales and Fiscal Year 2011 Financial Guidance

We reaffirm our FY2011 revenue guidance of $113.0 million, representing revenue growth of 76.8% based on:
1) steady revenue growth of existing product portfolio especially our lead products such as Gingko Mihuan Oral Liquid (GMOL) for age-related cardiovascular and central nervous system disorders such as coronary heart diseases and stroke, Xuelian Chongcao Oral Liquid (XLCC) for immunity enhancement, Azithromycin Tablets (AZI) for bacterial infections and Apu Shuangxin (Benorylate) Granules (APU) for rheumatoid arthritis; 2) capacity ramp-up of Tianyin's newly completed production facility; 3) new product market entries from Tianyin's pipeline; 4) revenue contribution from Jiangchuan macrolide facility; 5) business development of Tianyin’s distribution arm that focuses on higher margin, specialty products by other pharmaceuticals that are complementary to our existing product portfolio. In our forecast, we assume steady pricings for our products and the revenue growth are driven by the increase in sales. Management will continue to evaluate the Company's business outlook and communicate any changes on a quarterly basis or as when appropriate

For the fiscal year 2011, we reaffirms our net income forecast of $18.0 million, representing net income growth of approximately 50% year over year. Forecasted net income does not include non-cash expenses associated with stock compensation plans, stock option expenses and /or future interest expense.

Discussion on Operating Results

The operating results of our business are listed as follows. All references to the results of operations and financial condition are those of Chengdu Tianyin.

Comparison of results (in $ million) for the fiscal years ended June 30, 2010 and 2009

Year Ended June 30	2010	2009
Sales	$63.9	$42.9
Cost of Sales	$30.6	$21.5
Gross profit	$33.3	$21.4
Selling, general and administrative and research and development expenses	$18.6	$11.7
Other expense	$0.07	$0.17
Income taxes	$2.6	$1.6
Net income	$12.0	$7.9
Foreign currency transaction adjustment	$0.29	$0.073
Comprehensive income	$12.3	$8.0

Sales.  Sales delivered $63.9 million for the FY2010 from $42.9 million for FY2009, up 49.0% year over year, supported by our continuous sales channel expansion and market penetration for our current product portfolio especially the lead products. The results exceeded our targeted $63.0 million FY2010 revenue guidance and validated our growth strategies on sales and market, manufacturing capacity expansion along with new pipeline development. Our lead product sales are Ginkgo Mihuan Oral Liquid (GMOL): $22.8 million, Apu Shuangxin Oral Liquid (APU) $6.0 million, Xuelian Chongcao (XLCC): $3.9 million, Azithromycin Dispersible Tablets (AZI): $4.1 million, Qingre Jiedu Oral Liquid (QRE): $3.6 million, which totaled $40.4 million, representing 63.0% of the FY2010 revenue.

                    Cost of Sales.  Cost of sales for the fiscal year ended June 30, 2010 was $30.6 million or 47.9% of the sales compared to $21.5 million or 50.2% of the sales for the fiscal year ended June 30, 2009. Our cost of sales primarily consists of the costs of direct raw materials, labor, depreciation and amortization of the manufacturing equipment and facilities, and other overhead. The decrease in our cost of sales was the result of an increase of higher margin products in our sales mix along with enhanced cost control processes that we implemented that yielded greater efficiencies in our production and manufacturing processes.

Gross profit.  As a result of product mix optimization, gross profit for FY 2010 was approximately $33.3 million with 52.1% gross margin, compared with 49.8% in FY 2009. During FY 2010, we expand our sales in high margin products, such as GMOL. The price change has very limited impact on our gross margin. The factors that influence the gross margins of our major products include 1) raw material price (85% of the cost of goods sold) and 2) production cost (15% of the cost of goods sold).

   Operating and R&D Expenses.  Selling, general and administrative and R&D expenses were $19.0 million in FY 2010 compared to $11.7 million in FY 2009. The increase was primarily due to our recent sales and marketing strategies that increased our sales payroll and marketing expenses, along with the compensation expenses to external service providers. We anticipate these costs may continue to increase but will in line with our revenue growth.

                    Net income.  Net income was $12.0 million in FY 2010, compared with $7.9 million for FY 2009. The increase in our net income was primarily the result of the revenue growth along with improved product margins.

Foreign Currency Translation Adjustment.  Our reporting currency is the US dollar.  We have evaluated the determination of its functional currency based on the guidance in ASC Topic, “Foreign Currency Matters,” which provides that an entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment in which an entity primarily generates and expends cash. We have raised financings in the U.S. dollar, paid operating expenses primarily in the U.S. dollar, paid dividends to its shareholders of common stock and expected to receive any dividends that may be declared by its subsidiaries in U.S. dollars. Therefore, it has been determined that our functional currency is the U.S. dollar based on the expense and financing indicators, in accordance with the guidance in ASC 830-10-85-5.  However, the functional currency of Chengdu Tianyin, our indirectly owned operating subsidieary is Renminbi (RMB). Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period.  Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

   Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $0.30 million as of June 30, 2010. The balance sheet amounts with the exception of equity at June 30, 2010 were translated at 6.78887  RMB to 1.00 US dollar as compared to 6.82593 RMB to 1.00 US dollar at June 30, 2009.  The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the years ended June 30, 2010 and 2009 were the average exchange rates during the years.

Comprehensive Income.  The comprehensive income was $12.3 million in FY2010 compared with $8.0 million for FY2009. For the year ended June 30, 2010.

Liquidity and Capital Resources
Discussion of cash flow

	For the fiscal years ended June 30,
	2010	2009
Cash flow from operating activities	$15,400,098	$8,336,998
Cash flow from investing activities	$(8,845,245)	$(7,843,281)
Cash flow from financing activities	$7,991,760	$(185,531

Operating activities

As of June 30, 2010, we had working capital totaling approximately $32.1 million, including cash and cash equivalents of $27.0 million. As of June 30, 2010, we had cash and cash equivalents of $27.0 million. Net cash generated from operating activities was $15.4 million for FY2010 ended June 30, 2010 as compared to $8.3 million for FY2009. The strong cash flow was primarily the result of net income growth and further improved accounts receivable $8.2 million 12.8% of the FY2010 revenue versus $5.6 million or 13.1% of the FY2009 revenue. We believe that Tianyin is adequately funded to meet all of our working capital and capital expenditure needs for FY 2011. The cash used in investing activities for FY2010 and FY2009 totaled $8.8 million and $7.8 million respectively. The increase was mainly due to our new drug development and the construction of Jiangchuan facility.

Investing activities

Net cash used in investing activities for the fiscal year ended June 30, 2010 and 2009 totaled $8.8 million and $7.8 million respectively which are related to the acquisition of intangible drug, and property and equipment. The increase of cash used in investing activities during the fiscal year ended June 30, 2010 was mainly the result of our pipeline development and the construction of Jiangchuan macrolide facility.

Financing activities

Net cash used in financing activities for FY2010 totaled $8.0 million, offset by dividends paid, which is related to the 2009 financing, compared with $0.20 million mainly related to the stocks bought back and dividend payment.

Borrowings and Credit Facilities

The short-term bank borrowings outstanding as of June 30, 2010 were $1.5 million compared with $1.4 million as of June 30, 2009 which bore an average interest rate of 5.6286% and 7.881% per annum, respectively, and it was adjusted quarterly according to the loan rate of the People’s Bank of China. These loans are borrowed from various financial institutions and represent the maximum amount of each facility. These loans do not contain any financial covenants or restrictions. The borrowings have a one year term and expire at various times throughout the year. The short-term bank borrowings of US$1.5 million as of June 30, 2010 and as of June 30, 2009 were secured by the property and equipment of Chengdu Tianyin.

Stock Repurchase Program

On October 27, 2008, the Board of Directors authorized the Company to repurchase up to US$3.0 million of its common stock from time to time in the open-market or through privately negotiated transactions. The Company's original announcement stated that the buyback would be conducted through January 2009, but we later extended the buyback through June 30, 2009. As of June 30, 2010, a total of 83,785 shares had been bought back at prevailing market prices. Shares purchased were retired to treasury. The share repurchase program is to continue for the coming FY2011.

Cash dividend

On March 26, 2009, we announced that our Board of Directors declared an annual cash dividend of $0.10 per common share that will be paid quarterly. The initial dividend of $0.025 was paid to common shareholders of record on April 30, 2009, with the actual distribution occurring around June 10, 2009. The cash dividend was paid solely to common stockholders and was not be paid on shares owned by management, advisors or other inside shareholders, all of whom have agreed to waive receipt of the dividend. The majority of the Company's Series A Preferred Shareholders had approved the cash dividend as of April 14, 2009. Subsequent quarterly cash dividends were then paid to our common shareholders on July 8, 2009, October 5, 2009, and January 11, 2010 with the dividend amount of $0.025 per common share, with total amount of $172,023, $344,322 and $403,085 respectively, were paid to shareholders of record as of July 31, 2009, October 30, 2009 and February 25, 2010.

In May 2010, we announced the temporary suspension of our dividend to our common shareholders. The China health care industry, through the ongoing healthcare reform, is currently evolving and realizing an ever changing and dynamic competitive landscape. As a result of the reform, opportunities exist for Tianyin to capture a greater market share by investing the internal capital resources in our strategic growth plan. We believe by focusing the capital on our strategic growth plan instead of making dividend payments at the present time to our common shareholders, we are able to generate greater long-term returns for our shareholders. Given these opportunities and the necessary approvals that we are required to obtain from our preferred holders to continue to pay a dividend to our common shareholders, we have decided to suspend our common share dividend program. Management believes that in the event we experience a shortage of opportunities to efficiently invest and grow our business with our excess cash on hand, then a dividend payable is an appropriate use of excess capital.

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

Accounts Receivable and Bad Debt Reserve

Accounts receivable are stated at the amount management expects to collect from balances outstanding at the end of the period. Sales of goods are subject to revenue recognition condition. Even if we have not received the payment, they should be recognized as revenue and increase accounts receivable accordingly. Based on its assessment of the credit history with customers having outstanding balances and our current relationships with such customers, management decides whether any realization of losses on balances outstanding at the end of the period will be deemed uncollectible based on the age of the receivables. As such, we reserve 1% of accounts receivable balances that have been outstanding less than one year, 50% of accounts receivable balances that have been outstanding between one year and two years, and 100% of receivable balances that have been outstanding for more than two years. The allowance for doubtful accounts at June 30, 2010 and 2009 was $421,079 and $171,947, respectively.

Accounts receivable was approximately US$8.2 million for the year ended June 30, 2010 as compared to approximately US$5.6 million for the year ended  June 30, 2009, an increase of approximately US$2.6 million . During the year ended June 30, 2010, sales revenue was $63.9 million, as compared to $42.9 million during the fiscal year of 2009. Based upon our periodic review of customers using credit, we believe our credit risk remains under control and do not have any significant changes.  We only grant credit to customers with proven sales records and all credit sales must be approved by the CEO and our finance department.  Moreover, we conduct a credit review at least annually for each of our customers that we grant credit. In addition, we have an internal policy that requires finance staff and sales personnel to closely monitor the collection and credit status of each client with credit.  If the credit sales exceed the credit granted to a customer, or the account receivable is over 60 days, we will suspend all sales to that customer until we receive their payments and their account is brought current. Customers without any sales history must pay prior to the shipment of goods.

Inventory

Ending inventory is stated at the lower of cost or market at the balance sheet date. Subsequent measurement of inventory uses the "lower of cost and net realizable value" accounting principle which is related to the historical cost and net realizable value on accounting measurement basis. Inventory is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required that could negatively impact our gross margin and operating results. The inventory reserve at June 30, 2010 and 2009 was $[139,014] and $138, 259, respectively.  The inventory reserve was for obsolete raw material with carrying value less than the net realizable value.

Two major factors account for our low level of inventory relative to our growth in production. First, we have optimized our product portfolio to contain more products with higher gross margin. As a result, the increase in inventory is lower than the increase in revenue.  Second, after adopting lean production processes, we have increased our product turnover by shortening the business cycle between accepting orders and delivering products.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method, over 5 and 40 years. The carrying value of long-lived assets is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. If necessary, we recognize an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. Fair value is based upon current and anticipated future undiscounted cash flows. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized. Based upon its most recent analysis, we believe that no impairment of property and equipment exists for the year ended June 30, 2010.

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

Revenue Recognition

We recognize revenue of product sales and the cost related when title has been transferred, the risks and rewards of ownership have been transferred to the customer, both the cost and the revenue are determinable, and the collection of the related receivable is probable, which is generally at the time of shipment. The shipment term for most of our customer sales is “Cost plus Freight” (“C&F”).  Our contracted logistic companies pick up the goods from our warehouse and deliver them to the warehouses designated by our customers.  We grant credit to customers with proven sales records. Sales to customers without sales records require advance payment prior to shipment of goods.  Our CEO and Finance Department must pre-approve all credit sales. We conduct a credit review, on at least an annual basis, for each of our customers that we grant credit.  In addition, we call on our finance staff and sales personnel to closely monitor the credit recovery and credit status of each client with credit. Our internal controls require that we identify any obsolete and/or excess inventory, and estimate accruals based on the principle of lower of costs and market value (“LCM”). Although we have adopted the principle of lean production, such accruals are generally not significant. Currently we do not have any sales on consignment and we do not use consignment sales as our sales method.  After products arrive at customers’ warehouses (FOB destination), both the risk and ownership of the products are transferred to customers. Since all of our products received GMP certification and we maintain high quality standards, returns of products are basically negligible. Finally, although the pharmaceutical is highly competitive, we believe that the GMP certification and  high quality of our products, coupled with the new SFDA product filing and registration policy, which provides, so long as no other company within our immediate pharmaceutical industry produces a product superior to ours in terms of current advances and product breakthroughs, protection to formulas and production techniques of our approved products, prohibits producing and selling similar products without the SFDA’s approval, and thus other companies are prevented from producing and distributing new products that would compete directly with ours.  As a result of the aforementioned, the bad debt provision for the year ended June 30, 2010 was $421,079, and $171,947 respectively.

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

Advertising Costs

We expense the cost of advertising as incurred. Advertising costs for the years ended June 30, 2010 and 2009 was $3,536,694 and $1,854,214, respectively.

Impairment of Intangible Assets

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable.  Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset.  We measure the carrying amount of the asset against the estimated discounted future cash flows associated with it at a risk-free rate of interest.  Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized.  The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value.  The fair value is measured based on quoted market prices, if available.  If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows.  The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated.  These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.  During the year ended June 30, 2010, we had no impairment losses using the method described above.

Income Taxes

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect in the People’s Republic of China for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. No differences were noted between the book and tax bases of our assets and liabilities, respectively. Therefore, there are no deferred tax assets or liabilities for the years ended June 30, 2010 and 2009.  Although we do not believe that we have significant tax liability in the U.S., since we recently paid cash dividends, we are seeking to engage an international tax expert to advise us with regard to U.S. and international tax compliance.

We are subject to PRC Enterprise Income Tax at a rate of 15% of net income.

Fair Value of Financial Instruments

We consider the carrying amounts reported in the balance sheet for current assets and current liabilities qualifying as financial instruments and approximating fair value.

 Foreign Currency Translation and Transactions

We have evaluated the determination of its functional currency based on the guidance in ASC Topic, “Foreign Currency Matters,” which provides that an entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment in which an entity primarily generates and expends cash. On the Tianyin Pharmaceutical level, we have raised financings in the U.S. dollar, paid our operating expenses primarily in the U.S. dollar, paid dividends to our shareholders of common stock and expected to receive any dividends that may be declared by our subsidiaries in U.S. dollars.

Therefore, it has been determined that our functional currency is the U.S. dollar based on the expense and financing indicators, in accordance with the guidance in ASC 830-10-85-5. The Company uses United States dollars (“U.S. Dollar” or “US$” or “$”) for financial reporting purposes. The subsidiaries within the Company maintain their books and records in their respective functional currency, being the primary currency of the economic environment in which their operations are conducted. Assets and liabilities of a subsidiary with functional currency other than U.S. Dollar are translated into U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statements of income and comprehensive income and cash flows are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

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

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Tianyin Pharmaceutical Co., Inc.

We have audited the accompanying consolidated balance sheets of Tianyin Pharmaceutical Co., Inc. (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tianyin Pharmaceutical Co., Inc. as of June 30, 2010 and 2009, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Patrizio & Zhao, LLC
Certificed Public Accountants & Consultants
Parsippany, New Jersey
September 24, 2010

TIANYIN PHARMACEUTICAL CO., INC.

Consolidated Balance Sheets

	June 30,	June 30,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$27,009,066	$12,352,223
Accounts receivable, net of allowance for doubtful accounts of $421,079
and $171,947 at June 30, 2010 and 2009, respectively	8,185,240	5,620,519
Inventory	3,588,824	3,808,289
Advance payments	382,980	1,188,115
Loans receivable	294,600	-
Other current assets	77,283	683,189
Total current assets	39,537,993	23,652,335

Property and equipment, net	14,968,822	9,642,526

Intangibles, net	15,232,286	12,037,483

Total assets	$69,739,101	$45,332,344

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,715,781	$1,392,639
Accounts payable – construction related	2,248,849	-
Short-term bank loans	1,473,000	1,399,075
VAT taxes payable	658,312	458,930
Income taxes payable	861,614	490,514
Other taxes payable	19,564	11,890
Dividends payable	72,995	325,417
Other current liabilities	429,135	307,934
Total current liabilities	7,479,250	4,386,399

Total liabilities	7,479,250	4,386,399

Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized,	27,326	17,909
27,326,527 and 17,908,912 shares issued and outstanding at
June 30, 2010 and 2009, respectively
Series A convertible preferred stock, $0.001 par value, 1,360,250 and	1,360	7,147
7,146,500 shares issued and outstanding at June 30, 2010 and 2009,
Respectively
Additional paid-in capital	29,623,396	19,694,514
Statutory reserve	3,732,883	2,299,807
Treasury stock	(111,587)	(111,587)
Retained earnings	25,687,770	16,486,775
Accumulated other comprehensive income	2,845,076	2,551,380
Total stockholders’ equity	61,806,224	40,945,945

Noncontrolling interest	453,627	-

Total equity	62,259,851	40,945,945

Total liabilities and equity	$69,739,101	$45,322,344

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.

Consolidated Statements of Operations and Comprehensive Income

	For the Years Ended June 30,
	2010	2009

Sales	$63,939,684	$42,894,355

Cost of sales	30,594,639	21,516,065

Gross profit	33,345,045	21,378,290

Operating expenses
Selling expenses	12,796,881	7,825,939
General and administrative expenses	4,949,179	3,491,804
Research and development	852,848	343,952
Total operating expenses	18,598,908	11,661,695

Income from operations	14,746,137	9,716,595

Other income (expenses):

Interest (expense) income, net	(25,649)	261,463
Impairment loss on intangible assets	-	(431,344)
Other expenses	(39,518)	-
Total other expenses	(65,167)	(169,881)

Income before provision for income taxes	14,680,970	9,546,714

Provision for income taxes	2,626,143	1,639,104

Net income	12,054,827	7,907,610

Less: Net income attributable to noncontrolling interest	11,677	-

Net income attributable to Tianyin Pharmaceutical Co., Inc.	12,043,150	7,907,610

Other comprehensive income
Foreign currency translation adjustment	293,696	73,506

Comprehensive income	$12,336,846	$7,981,116

Basic earnings per share	$0.47	$0.41
Diluted earnings per share	$0.40	$0.32

Weighted average number of common shares outstanding:
Basic	24,427,329	15,937,411
Diluted	30,081,685	24,805,281

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.

Consolidated Statements of Stockholders’ Equity

									Accumulated
				Series A		Additional			other	Total
	Common Stock		Treasury	Preferred Stock		Paid in	Statutory	Retained	Comprehensive	Stockholders’
	Number	Par Value	Stock	Number	Par Value	Capital	Reserve	Earnings	Income	Equity

Balance at July 1, 2008	14,738,450	$14,739	$-	9,384,375	$9,384	$18,002,439	$1,380,806	$10,963,131	$2,477,874	$32,848,373

Series A conversion	2,237,875	2,237	-	-	(2,237)	-	-	-	-	-
Net income	-	-	-	-	-	-	-	7,907,610	-	7,907,610
Statutory reserve	-	-	-	-	-	-	919,001	(919,001)	-	-
Other comprehensive income	-	-	-	-	-	-	-	-	73,506	73,506
Dividend declared	-	-	-	-	-	1,064,937	-	(1,391,021)	-	(326,084)
Treasury stock	-	-	(111,587)	-	-	-	-	-	-	(111,587)
Dividend payments in shares and cash	902,587	903	-	(2,237,875)	-	378,142	-	(73,944)	-	305,101
Service provider shares/options	30,000	30	-	-	-	248,996	-	-	-	249,026

Balance at June 30, 2009	17,908,912	$17,909	$(111,587)	7,146,500	$7,147	$19,694,514	$2,299,807	$16,486,775	$2,551,380	$40,945,945

Common shares issued in 2009 funding	1,534,570	1,535	-	-	-	4,484,539	-	-	-	4,486,074
Series A conversion	5,786,250	5,787	-	(5,786,250)	(5,787)	-	-	-	-	-
Warrants (options) exercised	2,096,795	2,095	-	-	-	4,406,657	-	-	-	4,408,752
Service provider options/warrants	-	-	-	-	-	1,037,686	-	-	-	1,037,686
Net income	-	-	-	-	-	-	-	12,043,150	-	12,043,150
Statutory reserve	-	-	-	-	-	-	1,433,076	(1,433,076)	-	-
Other comprehensive income	-	-	-	-	-	-	-	-	293,696	293,696
Dividends declared and paid	-	-	-	-	-	-	-	(1,409,079)	-	(1,409,079)

Balance at June 30, 2010	27,326,527	$27,326	$(111,587)	1,360,250	$1,360	$29,623,396	$3,732,883	$25,687,770	$2,845,076	$61,806,224

                                                         The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.

Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2010	2009
Cash flows from operating activities:
Net Income	$12,043,150	$7,907,610
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	953,767	676,605
Provision for bad debts	247,131	81,512
Loss on disposal of fixed assets	39,518	-
Impairment loss on intangible assets	-	431,344
Share-based payments	1,037,686	249,026
Noncontrolling interest	11,677	-
Changes in current assets and current liabilities:
Accounts receivable	(2,770,322)	(1,223,282)
Inventory	239,233	(237,975)
Other current assets	606,785	(62,705)
Accounts payable and accrued expenses	315,202	49,867
Accounts payable – construction related	2,239,231
VAT taxes payable	222,833	180,701
Income tax payable	366,845	147,897
Other taxes payable	(19,223)	(28,213)
Dividend payable	(252,422)	-
Other current liabilities	119,007	164,611
Total adjustments	3,356,948	429,388

Net cash provided by operating activities	15,400,098	8,336,998

Cash flows from investing activities:
Loans receivable	(293,340)	-
Additions to property and equipment	(59,946)	(58,014)
Additions to construction in progress	(5,749,230)	(4,179,902)
Additions to intangible assets-drug	(2,742,729)	(2,417,250)
Advance payments for intangible assets-drug	-	(1,188,115)

Net cash used in investing activities	(8,845,245)	(7,843,281)

Cash flows from financing activities:
Proceeds from short-term bank loans	66,002	-
Additional paid-in capital	8,894,828
Dividend declared and paid	(1,409,079)	(73,944)
Treasury stock	-	(111,587)
Proceeds from minority shareholders	440,010	-

Net cash provided by (used in) financing activities	7,991,761	(185,531)

Effect of foreign currency translation on cash	110,229	(13,113)

Net increase in cash and cash equivalents	14,656,843	295,073

Cash and cash equivalents at beginning of year	12,352,223	12,057,150

Cash and cash equivalents at end of year	$27,009,066	$12,352,223

Supplemental schedule of non-cash activities
Advance payments for intangible assets-drug	$808,152	$-

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.

Notes To Consolidated Financial Statements
June 30, 2010 and 2009

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

In June 2009, Chengdu Tianyin invested $723,500 to establish a wholly-owned trading subsidiary, Chengdu Tianyin Medicine Trading Co., Ltd (“Tianyin Medicine Trading”) for sales and distribution of medicine produced by Chengdu Tianyin. As of June 30, 2010, the financial results of Tianyin Medicine Trading are consolidated into the consolidated financial statements presented herein.

On August 21, 2009, Sichuan Jiangchuan Pharmaceutical Co., Ltd (“Jiangchuan”) was established by Chengdu Tianyin, Sichuan Mingxin Pharmaceutical and an individual investor with crude drug production as its major business. Total registered capital of Sichuan Jiangchuan is $2,934,000, of which Chengdu Tianyin accounts for 77%. As of June 30, 2010, registered capital of $1,173,600 has been invested and the results of Jiangchuan are consolidated into the consolidated financial statements presented herein.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America. The consolidated financial statements include the accounts of Tianyin Pharmaceutical Co., Inc. and its controlling subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

TIANYIN PHARMACEUTICAL CO., INC.

Notes To Consolidated Financial Statements
June 30, 2010 and 2009

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

In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” codified in ASC Topic 230, the Company considers all highly liquid instruments with original maturities of three months or less to be “cash equivalents”.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from balances outstanding at the end of the period.  Based on its assessment of the credit history with customers having outstanding balances and current relationships with them, management makes conclusions whether any realization of losses on balances outstanding at the end of the period will be deemed uncollectible based on the age of the receivables. The Company reserves 1% of accounts receivable balances that have been outstanding less than one year, and 50% of accounts receivable balances that have been outstanding more than one year. The allowance for doubtful accounts at June 30, 2010 and 2009 was $421,079 and $171,947, respectively.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required that could negatively impact our gross margin and operating results. The inventory reserve at June 30, 2010 and 2009 was $139,014 and $138,259, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated based on the straight-line method over the estimated useful lives of the assets as follows:

Vehicles	5 to 10 years
Furniture, machinery and equipment	5 to 10 years
Buildings and improvements	10 to 50 years

Construction in progress primarily represents the construction costs of plants.  machinery and equipment Costs incurred are capitalized and transferred to property and equipment upon completion, at which time depreciation commences.

Cost of repairs and maintenance is expensed as incurred. Gain or loss on disposal of property and equipment, if any, is recognized in the consolidated statements of operations.

TIANYIN PHARMACEUTICAL CO., INC.

Notes To Consolidated Financial Statements
June 30, 2010 and 2009

Note 2 – Summary of Significant Accounting Policies (continued)

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” codified in ASC Topic 360-10-35, the Company reviews the recoverability of its long-lived assets on a periodic basis in order to identify business conditions, which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future discounted cash flows. If the total of the expected future discounted cash flows is less than the total carrying value of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected future discounted cash flows) and the carrying value of the assets.

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

Land use rights with a finite useful life is amortized on a straight line basis over its estimated useful life of 50 years.

Revenue Recognition

The Company derives its revenues primarily from sale of pharmaceutical products. In accordance with the provisions of Staff Accounting Bulletin No. 104, codified in ASC Topic 480, revenue should not be recognized until it is realized or realizable and earned.  Revenues are considered to have been earned when the entity has substantially accomplished what it must do to be entitled to the benefits represented by the revenues. In this regard, the Company’s revenue is recognized when merchandise is received by customers (FOB destination)pursuant to contractual terms of sales, title and risk of loss passes to the customers and the collectability is reasonably assured.

Research and Development

Research and development (R&D) costs towards the continued research and modification on marketed products are expensed when incurred. R&D costs for the years ended June 30, 2010 and 2009 was $852,848 and $343,952, respectively.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended June 30, 2010 and 2009 was $3,536,694 and $1,854,214, respectively.

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
June 30, 2010 and 2009

Note 2 – Summary of Significant Accounting Policies (continued)

Impairment of Intangible Assets (continued)

The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. During the year ended June 30, 2010, the Company applied a five-year benchmark borrowing interest rate of 5.76% as the discount rate and recorded the impairment loss of $0 and $431,344 related to intangible assets for the years ended June 30, 2010 and 2009, respectively.

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
Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

Foreign Currency Translation and Transactions

The Company evaluated the determination of its functional currency based on the guidance in ASC Topic, “Foreign Currency Matters,” which provides that an entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment in which an entity primarily generates and expends cash.

TIANYIN PHARMACEUTICAL CO., INC.

Notes To Consolidated Financial Statements
June 30, 2010 and 2009

On its own, the Company raises financing in U.S. dollars, pays its own operating expenses primarily in U.S. dollars, paid dividends to its shareholders of common stock and expects to receive any dividends that may be declared by its subsidiaries in U.S. dollars.

Therefore, it has been determined that the Company’s functional currency is the U.S. dollar based on the expense and financing indicators, in accordance with the guidance in ASC 830-10-85-5.

The Company uses United States dollars for financial reporting purposes. The subsidiaries within the Company maintain their books and records in their respective functional currency, being the primary currency of the economic environment in which their operations are conducted. Assets and liabilities of a subsidiary with functional currency other than U.S. Dollar are translated into U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statements of income and comprehensive income and cash flows are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

Comprehensive Income

The Company has adopted SFAS No. 130, codified in ASC Topic 220-10, Reporting Comprehensive Income, which establishes rules for the reporting and display of comprehensive income, its components and accumulated balances. ASC 220-10 defines comprehensive income to include all changes in equity, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on available-for-sale marketable securities, except those resulting from investments by owners and distributions to owners.

Share -Based Compensation

The Company accounts for stock based compensation issued to non-employees in accordance with SFAS No. 123R, codified in ASC Topic 718, and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling Goods or Services.” EITF No. 96-18 reached a consensus that the issuer should measure the fair value of the equity instruments using the stock price and other measurement assumptions as of the earlier of either of the following: (1) The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a "performance commitment"); or (2) The date at which the counterparty's performance is complete.

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

Recent Accounting Pronouncements

In January 2010, the FASB expanded the disclosure requirements for fair value measurements relating to the transfers in and out of Level 2 measurements and amended the disclosure for the Level 3 activity reconciliation to be presented on a gross basis. In addition, valuation techniques and inputs should be disclosed for both Levels 2 and 3 recurring and nonrecurring measurements. The new requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the Level 3 activity reconciliation which are effective for fiscal years beginning after December 15, 2010. The Company adopted the new disclosure requirements on January 1, 2010 except for the disclosure related to the Level 3 reconciliation, which will be adopted on January 1, 2011. The adoption will not have an impact on its consolidated financial condition, results of operations or cash flows.

In October 2009, the FASB issued an amendment to the accounting and disclosure for revenue recognition. The amendment modifies the criteria for recognizing revenue in multiple element arrangements. Under the guidance, in the absence of vendor-specific objective evidence (“VSOE”) or other third party evidence (“TPE”) of the selling price for the deliverables in a multiple-element arrangement, this amendment requires companies to use an estimated selling price (“ESP”) for the individual deliverables. Companies shall apply the relative-selling price model for allocating an arrangement’s total consideration to its individual deliverables. Under this model, the ESP is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price. The guidance is effective for the fiscal year beginning on or after June 15, 2010, and will be applied prospectively to revenue arrangements entered into or materially modified after the effective date. The Company intends to adopt the new guidance prospectively beginning January 1, 2011 and is currently evaluating the impact the adoption will have on its consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.

Notes To Consolidated Financial Statements
June 30, 2010 and 2009

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

Note 3– Inventory

Inventory at June 30, 2010 and 2009 consists of the following:

	June 30, 2010	June 30, 2009

Raw materials	$268,443	$1,104,461

Work in process	1,798,555	1,314,344
Finished goods	1,326,441	1,115,429
Subtotal	3,727,838	3,946,548
Less: Inventory reserve	139,014	138,259
Total	$3,588,824	$3,808,289

Note 4– Property and Equipment

Property and equipment at June 30, 2010 and 2009 consists of the following:

	June 30, 2010	June 30, 2009

Buildings	$8,784,057	$5,175,726
Machinery and equipment	2,640,194	1,200,827
Office equipment and furniture	56,145	48,777
Vehicles	63,045	397,340
Subtotal	11,543,441	6,822,670
Less: Accumulated depreciation	2,348,544	2,165,795
	9,194,897	4,656,875
Add: Construction in progress	5,773,925	4,985,651
Total	$14,968,822	$9,642,526

Depreciation expense for the fiscal years ended June 30, 2010 and 2009 was $518,573 and $378,038, respectively.

Note 5– Intangible Assets

Intangible assets at June 30, 2010 and 2009 consist of the following:

	June 30, 2010	June 30, 2009

Land use rights	$1,458,270	$1,450,350
Approved drugs	14,752,578	11,125,690
Intangible assets	16,210,848	12,576,040
Less: accumulated amortization	978,562	538,557
Total	$15,232,286	$12,037,483

TIANYIN PHARMACEUTICAL CO., INC.

Notes To Consolidated Financial Statements
June 30, 2010 and 2009

Amortization expense for the fiscal years ended June 30, 2010 and 2009 was $435,194 and $298,567, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

For the Year Ending June 30,	Estimated Amortization Expense
2011	$ 499,090
2012	$ 598,913
2013	$ 678,588
2014	$ 766,588
2015	$ 862,412

Note 6 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2010	June 30, 2009

Accounts payable	$1,535,781	$1,182,714
Accrued expenses	180,000	209,925
Total	$1,715,781	$1,392,639

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

Note 7 – Short-Term Bank Loans

Short-term bank loans consist of the following:

	June 30, 2010	June 30, 2009

On July 11, 2008, the Company obtained a loan from Agricultural Bank of
China, out of which the principal is to be paid in full by July 10, 2009.The interest is to be calculated using an annual fixed interest rate of 7.881% and paid
monthly. The loan is secured by the Company’s property and equipment.	$-	$520,075

On June 24, 2009, the Company obtained a loan from Agricultural Bank of
China, out of which the principal is to be paid in full by June 23, 2010.The interest is to be calculated using an annual fixed interest rate of 5.6286% and paid
monthly. The loan is secured by the Company’s property and equipment.	$-	$879,000

On January 29, 2010, the Company obtained a loan from China CITIC Bank, out of which the principal is to be paid in full by January 28, 2011.The interest is to be calculated using an annual fixed interest rate of 5.5755% and paid
monthly. The loan is secured by the Company’s property and equipment.	$1,473,000	$-

Total short-term bank loans	$1,473,000	$1,399,075

Note 8 – Income Taxes

Raygere is incorporated in the British Virgin Islands. Under the corporate tax laws of British Virgin Islands, it is not subject to tax on income or capital gain.

The operating subsidiary Chengdu Tianyin is a wholly foreign-owned enterprise incorporated in the PRC and subject to PRC Foreign Enterprise Income Tax (“FEIT”) Law. Chengdu Tianyin is entitled to the preferential tax treatment for Opening Up its production facility in Western China in Sichuan Province. The applicable reduced preferential state EIT rate under this policy is 15% until December 31, 2010. Accordingly, the effective tax rate for Chengdu Tianyin for the period from its date of incorporation to June 30, 2010 is 15%. As domestic invested companies, the effective tax rates of Tianyin Medicine Trading and Sichuan Jiangchuan are both 25% each from their operations.

On March 16, 2007, the National People’s Congress of China enacted a new Corporate Income Tax (“CIT”) law, under which FIEs and domestic companies would be subject to CIT at a uniform rate of 25%. The new CIT law will become effective on January 1, 2008. Currently, the Company does not believe the new CIT law will affect the preferential tax treatments enjoyed by them. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of June 30, 2010, the Company has not recorded any withholding tax on the retained earnings of its foreign invested enterprises in China.

TIANYIN PHARMACEUTICAL CO., INC.

Notes To Consolidated Financial Statements
June 30, 2010 and 2009

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

In July 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company does not recognize any benefits in the financial statements for the fiscal year ended June 30, 2010.

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
June 30, 2010 and 2009

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

TIANYIN PHARMACEUTICAL CO., INC.

NotesTo Consolidated Financial Statements
June 30, 2010 and 2009

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

On June 30, 2010, the Company recorded $72,995 as dividends to the investors of the Company’s January 2008 financings, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. This resolution was approved by the Company’s Board and the Company decided to pay the dividends in cash to those investors.

As of June 30, 2010, 8,155,375 shares of Series A Preferred Stock were converted into 8,155,375 shares of common stock in total, of which 5,786,250 were converted during the fiscal year ended June 30, 2010.

As of June 30, 2010, 859,376 Class A and 500,000 Class B Warrants of the Company have been exercised for respective equivalent number of shares of common stock. The exercise prices of Class A and Class B Warrants are $2.50 and $3.00 per share, respectively.  In addition, placement agent warrants to purchase 542,394 shares of common stock at $1.60 and 15,025 shares at $2.50, as well as the options issued to external service providers to purchase 165,000 shares of common stock at $2.00 per share have also been exercised. As a result, an aggregate of 2,081,795 shares of outstanding common stock have been added and a total of $4,591,958 net proceeds have been received from the exercise of these warrants and options.

Note 10 – Employee Welfare Plan

The Company has established an employee welfare plan in accordance with Chinese laws and regulations. Full-time employees of the Group in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. PRC labor regulations require the Group to accrue for these benefits based on a certain percentage of the employees’ salaries. The total contribution for such employee benefits was $402,257 and $160,466 for the fiscal years ended June 30, 2010 and 2009, respectively.

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

(i)
Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's “Statutory common welfare fund”, which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees;

Allocations to the discretionary surplus reserve were approved in the shareholders’ general meeting. The Company provided a reserve for the welfare fund of $1,461,741 and $919,001 for the fiscal years ended June 30, 2010 and 2009, respectively.

Note 12 – Risk Factors

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

Note 13 – Risk of Concentrations and Credit Risk

For the fiscal year ended June 30, 2010, three major vendors accounted for approximately 38% of the Company’s raw materials, while three major vendors accounted for approximately 46% of the Company’s raw materials the fiscal year ended June 30, 2009. Total purchases from these vendors were $11,198,171 and $10,554,622 for the years ended June 30, 2010 and 2009, respectively.

TIANYIN PHARMACEUTICAL CO., INC.

Notes To Consolidted Financial Statements
June 30, 2010 and 2009

Five major customers accounted for 11% and 20% of the net revenue for the fiscal years ended June 30, 2010 and 2009, respectively. Total sales to these customers were $7,508,367 and $8,578,871, for the years ended June 30, 2010 and 2009, respectively.

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

Note 14 – Supplemental Cash Flow Disclosures

The following is supplemental information relating to the consolidated statements of cash flows:

	For the Years Ended,
	June 30, 2010	June 30, 2009

Cash paid for interest	$79,186	$95,880
Cash paid for income taxes	$2,269,002	$1,491,207

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

	June 30, 2010	June 30, 2009

Net income (numerator for diluted income per share)	$12,043,150	$7,907,610

Less: Dividend attributable to preferred stockholders	489,649	1,391,021

Net income attributable to common stockholders	11,553,501	6,516,589
(numerator for basic income per share)

Weighted average common shares
(denominator for basic income per share)	24,427,329	15,937,411

Effect of diluted securities:
Convertible preferred stock	2,974,625	8,756,873
Warrants	2,679,731	110,997

Weighted average common shares
(denominator for diluted income per share)	30,081,685	24,805,281

Basic net income per share	$0.47	$0.41
Diluted net income per share	$0.40	$0.32

Note 16 – Share – Based Payments

In March, April and November, 2009, the Company granted to external service providers 45,000 restricted shares of common stock and options to purchase 195,000, 75,000 and 180,000 shares of common stock at $1.60, $2.00 and $3.28 per share, respectively, with all expected lives of 5 years in addition to cash compensations. The fair value of each option granted is estimated on the measurement date per ASC 505-50 (formerly “EITF 96-18”) using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the fiscal years ended June 30, 2010: expected volatility of 121.47 percent and risk-free interest rate of 1.80 percent.

In July 2009, the Company granted options to purchase 50,000 shares of common stock at $2.00 per share with both expected lives of 3 years to an external service provider in addition to cash compensations. The fair value of each option grant is estimated on the measurement date per ASC 505-50 (formerly “EITF 96-18”) using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the fiscal years ended June 30, 2010: expected volatility of 121.47 percent and risk-free interest rate of 1.00 percent.

Accordingly, an aggregate of $1,037,686 and $249,026 share based payments were recognized in the income statements as professional fees of external service providers for the fiscal years ended June 30, 2010 and 2009, respectively.

Note 17 - Subsequent Events

On July 15 2010, the Company’s Compensation Committee recommended an incentive compensation schedule for certain Company employees, which the Company’s Board later approved.   Pursuant thereto,  the Company will issue 614,500 shares of Common Stock to certain employees. One-fourth of the total number of shares issuable shall vest immediately on July 15 2010; One-fourth of the total number of shares shall vest on October 15, 2010; and, the remaining shares shall vest on January 15, 2011.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

We have not changed, nor had any disagreements with our accountants regarding our accounting or financial disclosure in the last two fiscal years.

ITEM 9A.         CONTROLS AND PROCEDURES

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S.  generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

●
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control-Integrated Framework .

Based on this assessment, management determined that, as of June 30, 2010, the Company maintained effective internal control over financial reporting, although we did recognize a significant deficiency. A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

Although currently we do not identify any material weaknesses in the process of self assessment, we have recognized a significant deficiency in our internal controls. Currently we do not have sufficient in-house expertise in US GAAP reporting. Instead, we rely very much on the expertise and knowledge of external financial advisors in US GAAP conversion. External financial advisors have helped prepare and review the consolidated financial statements. Although we have not identified any material errors with our financial reporting or any material weaknesses with our internal controls, no assurances can be given that there are no such material errors or weaknesses existing. We will seek to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in US GAAP financial reporting. In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls. We plan to work closely with external financial advisors to document the existing financial processes, risk assessment and internal controls systematically.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

(b)	Changes in internal control over financial reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9b.         OTHER INFORMATION.

None.

PART III

ITEM 10.                  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES

The following table and text set forth the names and ages of all directors and executive officers as of June 30, 2010. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among our directors and executive officers. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Other than Mr. McCubbin, none of our directors held directorship in any other public companies (Mr. McCubbin’s directorhship are included in his bio below).  Additionally, during the past 10 years, none of our directors have been involved in any of the following types of legal proceedings: (a) any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity; (b) any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws or regulations, or any settlement to such actions; or (c) any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self regulatory organization.

Following Mr. Stewart Shiang Lor’s resignation from our Board of Directors on March 30th, 2010, Dr. James Jiayuan Tong was appointed as one of our directors .

Name	Age	Position
Dr. Guoqing Jiang	40	Chairman of the Board, Chief Executive Officer and President
Professor Zunjian Zhang, Ph.D.	48	Director
Professor Jianping Hou, Ph.D.	47	Director
James T. McCubbin	45	Director
James Jiayuan Tong M.D. Ph.D.	37	Director, Chief Financial Officer, Chief Business & Development Officer

                Dr. Guoqing Jiang, the Chairman of the Board, Chief Executive Officer.  Dr. Jiang has led the current management to acquire Tianyin Pharmaceutical Co., Ltd. in 2003 and successfully transformed the Company from a regional player into one of the leading TCM manufacturers in China.  Prior to Tianyin, Dr. Jiang served as CEO at Kelun Pharmaceutical Group and built the company from inception to its current status as the world’s leading producer of intravenous solution products.  Dr. Jiang is a charismatic, natural leader and well-respected industry veteran with over 15 years of extensive experience and a proven track record in the pharmaceutical and modernized traditional Chinese medicine industry.  Dr. Jiang once served as a lecturer and resident physician for over 5 years after graduating as a Medical Doctor from Jiangsu University Medical School.

               James Jiayuan Tong, M.D. Ph.D. Director, Chief Financial Officer, Chief Business & Development Officer. Dr. Tong joined Tianyin as our Chief Financial Officer, Chief Business & Development Officer and Director since April, 2010. Dr. Tong was the former Head of China Healthcare Investment Banking at ROTH Capital Partners, Newport Beach, CA. He initially joined ROTH as an equity research analyst, covering a series of U.S.-listed Chinese pharmaceutical, biotech, medical devices and drug retail businesses. Prior to that, Dr. Tong was a biotechnology analyst at Rodman & Renshaw, New York, covering biotech entities focusing on molecular diagnostics and cures for Alzheimer's disease, multiple sclerosis and cancer. Before his Wall Street career, Dr. Tong was Principal Investigator at Marine Biological Laboratory (MBL) sponsored by Grass Foundation at Woods Hole, MA and a Senior Research Fellow at University of California, Irvine (UCI). Dr. Tong was awarded Ph.D. in Neurobiology and Behavior from Cold Spring Harbor Laboratory / Stony Brook University Neuroscience program. He developed an innovative method to significantly extend life spans of animals based on his work on mitochondria, aging and learning disorders in Neurofibromatosis-1 (NF1) disease. He published three first-authored Nature articles and currently holds two patents. Dr. Tong received his medical degree from Peking University Health Science Center.

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

Mr. James T. McCubbin, Director.  Mr. McCubbin currently serves as a Director, Executive Vice President and Chief Financial Officer at WidePoint Corporation, an American Stock Exchange listed company (NYSE AMEX: WYY).  Prior to the commencement of his employment with WidePoint, he held various senior financial management positions with several companies in the financial and government sectors.  Mr. McCubbin is a director, and serves on the audit committee for Quigley Corporation, a pharmaceutical company that is listed on NASDAQ under the symbol QGLY.  Mr. McCubbin was on the Board of Directors of Redmile Entertainment, a worldwide developer and publisher of interactive entertainment software, and served as its Audit Committee Chairman until his resignation on March 1, 2008.  Mr. McCubbin provides financial consulting services to small cap companies and has either served on or assisted various Boards of Directors over the past seven years. .Mr. McCubbin is a graduate of the University of Maryland with a Bachelor of Science Degree in Finance and a Master’s Degree in International Management.

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

Corporate Governance

Corporate governance is the system that allocates duties and authority among a company’s stockholders, board of directors and management. The stockholders elect the board of directors and vote on extraordinary matters; the board of directors is a company’s governing body, responsible for hiring, overseeing, and evaluating management, particularly the chief executive officer; and management runs a company’s day-to-day operations. Our Board of Directors currently consists of five seats.

Board Leadership Structure and the Board’s Role in Risk Oversight.

The Board of Directors maintains a structure with the Chief Executive Officer of the Company holding the position as Chairman of the Board of Directors.

The Board does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board as the Board believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the Board.  The Board believes that there is no one best leadership structure model that is most effective in all circumstances and retains the authority to separate the position of Chairman and Chief Executive Officer in the future if such change is determined to be in our best interests and the best interests of our shareholders.

The Board of Directors utilizes a leadership structure that has the Chief Executive Officer (who is the Corporation’s principal executive officer and a director) who also acts in the capacity as Board Chairman, without a designated independent lead director. This structure creates efficiency in the preparation of the meeting agendas and related Board materials as the Company’s Chief Executive Officer works more directly with those preparing the necessary board materials and is more connected to the overall daily operations of the Company. Agendas are also prepared with the permitted input of the full Board of Directors allowing for any concerns or risks of any individual director to be discussed as deemed appropriate. The Board believes that the Company has benefited from this structure and, based upon Dr. Jiang’s more than 7 years of leadership, Dr. Jiang’s continuation in the combined role of the Chairman and Chief Executive Officer is in the best interests of the shareholders.

The Company believes that this structure is appropriate and allows for efficient and effective oversight, given the Company’s relatively small size (both in terms of number of employees and in scope of operational activities directly conducted by the Company), its corporate strategy and its focus on research and development. The Board of Directors does not have a specific role in risk oversight of the Company. The Chairman, President and Chief Executive Officer and, as needed, other executive officers and employees of the Company provide the Board of Directors with information regarding the Company’s risks.

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

Based on our review of copies of such reports, we believe that there was compliance with all filing requirements of Section 16(a) applicable to our officers, directors and 10% stockholders during fiscal 2010.

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

Board Independence and Committees

Presently, we are required to comply with the director independence requirements of the NYSE Amex.  In determining whether our directors are independent, we comply with the rules of the NYSE Amex.  The board of directors will also consult with counsel to ensure that the boards of director’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors, including those adopted under the Sarbanes-Oxley Act of 2002 with respect to the independence of audit committee members.  The NYSE AMEX listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment.  Our three newest directors, Mr. Zhang, Hou and McCubbin are “independent” as that term is defined by Section 121(A) of the NYSE Amex Listing Standards; accordingly, we satisfy the “independent director” requirements of the NYSE AMEX, which requires that a majority of a company’s directors be independent.

•
Audit Committee, comprised of James T. McCubbin (Chair), Professor Hou and Professor Zhang.  The Board has determined that all of these members are independent, as that term is defined in Section 121(A) of the NYSE Amex Listing Standards.

•
Compensation Committee, comprised of James T. McCubbin (Chair), Professor Hou and Professor Zhang. The Board has determined that all of these members are independent, as that term is defined in Section 121(A) of the NYSE Amex Listing Standards.

•
Nominating Committee, which is comprised of James T. McCubbin (Chair), Professor Hou and Professor Zhang.  The Board has determined that all of these members are independent, as that term is defined in Section 121(A) of the NYSE Amex Listing Standards.

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

James T. McCubbin is our Audit Committee Financial Expert, as that term is defined in Item 407 of Regulation S-K and the Board has determined that Mr. McCubbin is independent, as that term is defined in Section 121 of the NYSE Amex Listing Standards and Section 10A(m)(3) of the Securities Exchange Act of 1934.  Mr. McCubbin’s qualifications as an audit committee financial expert are described in his biography above.

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

Dr. Jiang, our Chief Executive Officer, will participate in determinations of the compensation and design of our benefit programs for all employees, including our other executive officers except his own compensation.

We believe that an appropriate compensation program should draw a balance between providing rewards to executive officers while at the same time effectively controlling compensation costs. We reward executive officers in order to attract highly qualified individuals, to retain those individuals in a highly competitive marketplace for executive talent and to motivate them to perform in a manner that maximizes our corporate performance. We want our compensation to provide our executives with an overall competitive compensation package that seeks to align individual performance with our long-term business objectives. Going forward, we may establish salary ranges and other compensation matters based on the industrial standard.

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

ITEM 11.                      EXECUTIVE COMPENSATION

Executive Compensation

Prior to the Share Exchange, we had not paid any compensation to our chief executive officer or any other executive officer during the fiscal year ended December 31, 2006, 2005 or 2004, nor did we issue any options or equity awards to our executive officers. We did not have any employment agreements with our executive officers either.  Additionally, prior the Share Exchange, our directors did not receive any compensation for acting as such, but were reimbursed for out-of-pocket expenses incurred while attending board meetings.

The following table sets forth the compensation paid by Raygere, through Chengdu Tianyin to our chief executive officer and to all other executive officers for services rendered during the preceding three fiscal years.  In reviewing the table, please note that:

●	The compensation amounts paid to Dr. Jiang, reflects compensation paid to him by the operating subsidiaries of Raygere during the reported periods; and

●	No other officer earned more than US$100,000 per annum.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation Earnings ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guoqing Jiang, CEO	2010	100,000							100,000
Quoqing Jiang, CEO	2009	100,000							100,000
Guoqing Jiang, CEO	2008	65,000	-	-	-	-	-	-	65,000
Guoqing Jiang, CEO(1)	2007	62,400	-	-	-	-	-	-	62,400
Guoqing Jiang, CEO(1)	2006	52,000	-	-	-	-	-	-	52,000

(1) The compensation for Guoqing Jiang reflects his salary at Chengdu Tianyin prior to the Share Exchange.

Grants of Plan-Based Award, Outstanding Equity Awards at Fiscal Year-End and Option Exercises

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

The following table contains information regarding the compensation of our directors for the fiscal year ending June 30, 2010:

Name	Fees Earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Change in Pension Value and Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Jianping Hou	12,000	0	0	0	0		12,000
Zunjian Zhang	12,000	0	0	0	0		12,000
James T. McCubbin	36,000	0	13,652 (1)	0	0		49,652
James J. Tong	0	0	0	0	0		0

 (1)           Pursuant to his agreement to serve as our Audit Committee Chairman, Mr. McCubbin was granted 36,000 stock options on February 28, 2008, that vest on a 1/12 monthly basis over a twelve month period beginning on the grant date.  The exercise price of the options is $2.80, which represents the Fair Market Value of our common stock on February 28, 2008.   The fair value of the option grant is estimated on the measurement date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the year ended June 30, 2010: expected volatility of 121.47% and risk-free interest rate of 1.80%.  Accordingly, the options were valued at approximately $40,957; however, due to the vesting schedule, only 1/3, i.e. approximately $13,652 was recognized in the fiscal year ending June 30, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of September 28, 2010, we had a total of 27,986,026 shares of Common Stock outstanding.

 The following table sets forth, as of September 28, 2010: (a) the names and addresses of each beneficial owner of more than five percent (5%) of our Common Stock known to us, the number of shares of Common Stock beneficially owned by each such person, and the percent of our Common Stock so owned before and after the Share Exchange; and (b) the names and addresses of each director, executive officer and significant employee before and after the Share Exchange, the number of shares our Common Stock beneficially owned, and the percentage of our Common Stock so owned, by each such person, and by all of our directors and executive officers as a group before and after the Share Exchange. Each person has sole voting and investment power with respect to the shares of our Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated. Individual beneficial ownership also includes shares of Common Stock that a person has the right to acquire within 60 days from September 28, 2010.

Pursuant to a Share Transfer Agreement, dated as of January 16, 2008, certain of Chengdu Tianyin Pharmaceutical’s executive officers, including Dr. Jiang, have an immediately exercisable option to purchase from Stewart Shaing Lor 100% of the equity of Time Poly Management, Ltd.  Dr. Jiang has the option to purchase 77.12% of the Time Poly equity and therefore he will have the voting, dispositive and investment power over Time Poly after he exercises his option.  The parties to the Share Transfer Agreement entered into Distribution Agreement on March 10, 2010 to adjust the distribution arrangement set forth in the original Share Transfer Agreement.  On April 12, 2010, the executive officers to the Share Transfer Agreement exercised their options to purchase all shares of Time Ploy from Mr. Lor. See “Certain Relationships and Related Transactions” below.

Name	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares

Time Poly Management Ltd.	9,351,824	(1)	33.42%

Dr. Guoqing Jiang, CEO, President	7,440,307	(1)(2)	26.59%

Mr. Xintao You	759,095	(3)	2.71%

Mr. Yong Zhan	677,897	(4)	2.42%

Ms. Li Zhou	510,734	(5)	1.82%

Mr. Daqiao Zhang	268,926	(6)	*

Mr. Hongcai Li	98,265	(7)	*

Professor Zunjian Zhang, Ph.D, Director	0		*

Professor Jianping Hou, Ph.D., Director	0		*

Mr. James T. McCubbin, Director	36,000	(8)	*

TriPoint Global Equities, LLC	1,112,400	(9)	3.97%

All Directors, Executive Officers and Director, As a Group	9,710,859		34.70%

* Less than one percent
(1)              9,351,824 represents shares of our Common Stock that were issued to Time Poly Management Ltd., a British Virgin Islands company (“Time Poly”), in the Share Exchange. Time Poly was previously a  wholly-owned by Stewart Shiang Lor, who had the sole voting and dispositive power over the shares of Time Poly.  Pursuant to a Share Transfer Agreement, dated as of January 16, 2008, certain of Chengdu Tianyin Pharmaceutical’s executive officers, including Dr. Jiang, exercised their options to purchase from Stewart Shaing Lor 100% of the equity of Time Poly on April 12, 2010, after which such executive officers have the voting, dispositive and investment power over Time Poly. See “Certain Relationships and Related Transactions” below.

(2)                 Pursuant to the Share Transfer Agreement, dated as of January 16, 2008, as amended on March 10, 2010, Dr. Jiang has an immediately exercisable option to purchase from Stewart Shaing Lor (the previous owner of 100% of the share capital of Time Poly) up to 38,560 shares of Time Poly equity, which, upon exercise on April 12, 2010, entitled Dr. Jiang to own 77.12% of the equity of Time Poly.  Accordingly, (through his 77.12% ownership of Time Poly, Dr. Jiang indirectly owns 7,212,127 shares of our Common Stock, however, he maintains the voting, dispositive and investment power (through his control of Time Poly) of all of the 9,351,824 shares of our Common Stock that Time Poly owns. See “Certain Relationships and Related Transactions” below. In addition, on July 15, 2010, 228,180 shares of common stock of the Company were issued to Dr. Jiang pursuant to certain incentive compensation schedule approved by the Board of Directors on the same day.

(3)                Pursuant to the Share Transfer Agreement, dated as of January 16, 2008, as amended on March 10, 2010, Mr. You has an immediately exercisable option to purchase from Stewart Shaing Lor (the previous owner of 100% of the share capital of Time Poly) up to 3,835 shares of Time Poly equity, which, upon exercise on April 12, 2010, would entitle Mr. You to own 7.67% of the equity of Time Poly.  Accordingly, through his 7.67% ownership of Time Poly, Mr. You indirectly owns 717,285 shares of our Common Stock.  See “  Transactions with Related Persons, Promoters and Certain Control Persons  ” below.  In addition, the Board of Directors approved certain incentive compensation schedule on July 15, 2010, pursuant to which, 46,810 shares of common stock of the Company were issued to Mr. You.

(4)                 Pursuant to the Share Transfer Agreement, dated as of January 16, 2008, as amended on March 10, 2010, Mr. Zhan has an immediately exercisable option to purchase from Stewart Shaing Lor (the previous owner of 100% of the share capital of Time Poly) up to 3,615 shares of Time Poly equity, which, upon exercise on April 12, 2010, entitled Mr. Zhan to own 7.23% of the equity of Time Poly.  Accordingly, through his 7.23% ownership of Time Poly, Mr. Zhang indirectly owns 676,167 shares of our Common Stock.  See “  Transactions with Related Persons, Promoters and Certain Control Persons  ” below. In addition, the Board of Directors approved certain incentive compensation schedule on July 15, 2010, pursuant to which, 1,760 shares of common stock of the Company were issued to Mr. Zhan.

(5)                 Pursuant to the Share Transfer Agreement, dated as of January 16, 2008, as amended on March 10, 2010, M. Zhou has an immediately exercisable option to purchase from Stewart Shaing Lor (the previous owner of 100% of the share capital of Time Poly) up to 2,715 shares of Time Poly equity, which, upon exercise on April 12, 2010, entitled Mr. Zhou to own 5.43% of the equity of Time Poly.  Accordingly, through his 5.43% ownership of Time Poly, Mr. Zhou indirectly owns 507,804 shares of our Common Stock.  .  See “  Transactions with Related Persons, Promoters and Certain Control Persons  ” below. In addition, the Board of Directors approved certain incentive compensation schedule on July 15, 2010, pursuant to which, 2,930 shares of common stock of the Company were issued to Mr. Zhou.

(6)                 Pursuant to the Share Transfer Agreement, dated as of January 16, 2008, as amended on March 10, 2010, Mr. Zhang has an immediately exercisable option to purchase from Stewart Shaing Lor (the previous owner of 100% of the share capital of Time Poly) up to 1,125 shares of Time Poly equity, which, upon exercise on April 12, 2010, entitled Mr. Zhang to own 2.25% of the equity of Time Poly.  Accordingly, through his 2.25% ownership of Time Poly, Mr. Zhang indirectly owns 210,416 shares of our Common Stock.   See “  Transactions with Related Persons, Promoters and Certain Control Persons  ” below.  In addition, the Board of Directors approved certain incentive compensation schedule on July 15, 2010, pursuant to which, 58,510 shares of common stock of the Company were issued to Mr. Zhang.

(7)                 Pursuant to the Share Transfer Agreement, dated as of January 16, 2008, as amended on March 10, 2010, Mr. Li has an immediately exercisable option to purchase from Stewart Shaing Lor (the previous owner of 100% of the share capital of Time Poly) up to 150 shares of Time Poly equity, which, upon exercise on April 12, 2010, entitled Mr. Li to own 0.3% of the equity of Time Poly.  Accordingly, through his 0.3% ownership of Time Poly, Mr. Li indirectly owns 28,055 shares of our Common Stock.  .  See “ Transactions with Related Persons, Promoters and Certain Control Persons  ” below. In addition, the Board of Directors approved certain incentive compensation schedule on July 15, 2010, pursuant to which, 70,210  shares of common stock of the Company were issued to Mr. Li. .

(8)            Pursuant to his agreement to serve as our Audit Committee Chairman, Mr. McCubbin was granted 36,000 stock options on February 28, 2008, that vest on a 1/12 monthly basis over a twelve month period beginning on the grant date.  The exercise price of the options is $2.80, which represents the Fair Market Value of the Company on February 28, 2008.  As of December 18, 2009, all of these options have vested Mr. McCubbin was granted 36,000 stock options on February 28, 2008, that vest on a 1/12 monthly basis over a twelve month period beginning on the grant date.  The exercise price of the options is $2.80, which represents the Fair Market Value of the Company on February 28, 2008.  All of these options have now vested.

(9)            This number includes the 1,112,400 shares of common stock underlying the placement agent warrants TriPoint Global received as placement agent of the January 2008 Financings and the 2009 Financing.  Mark Elenowitz and Michael Boswell have voting, dispositive or investment powers over TriPoint Global.

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

On January 16, 2008, pursuant to a Share Transfer Agreement, Stewart Shiang Lor, a director nominee, issued stock options to the executive officers and management team of Chengdu Tianyin Pharmaceutical Co., Ltd., (the “Executives”) our wholly owned subsidiary located in Chengdu, Sichuan Province of the People’s Republic of China that operates our business.  Pursuant to the agreement, Mr. Lor granted to the Executives the option to acquire all of the shares of Time Poly Management Limited, a British Virgin Islands corporation that owns 39,000 shares of equity interest in Raygere, which prior to the Share Exchange represented 78% of Raygere’s equity, and received 9,976,824, shares of our Common Stock in the Share Exchange transaction. Mr. Lor was the sole shareholder of Time Poly Management.  Under the terms of the Share Transfer Agreement, the Executives will have the right and the option to purchase 100% of the outstanding shares of capital stock of Time Poly Management at any time through November 15, 2008.  Although the Executives may exercise their options at any time during the term of the option, the exercise price of the options depends upon the fulfillment of certain performance targets based on the future revenues of Chengdu Tianyin, as set forth in the Share Transfer Agreement.  The exercise prices of these options range from $1,293 to $660,975.  The options vest on an one-third basis per quarter for three specified quarters and may be exercised in whole or in part after Chengdu Tianyin’s revenues for such quarter is determined, which shall not be later than 45 days following the applicable fiscal quarter. On March 30, 2010, management of Chengdu Tianyin has exercised their option and the ownership of Time Poly has been changed to Dr. Jiang, Guoqing, Mr. You, Xintao, Mr. Zhan, Yong, Mr. Zhang, Daqiao, and Mr. Li, Hongcai.

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

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Patrizio & Zhao for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2010 and 2009 were approximately $180,000 and $110,000, respectively.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tianyin Pharmaceutical Co., Inc

By:	/s/ Guoqing Jiang
Guoqing Jiang PRESIDENT AND CHIEF EXECUTIVE OFFICER

By:	/s/ James Jiayuan Tong
James Jiayuan Tong
CHIEF FINANCIAL OFFICER, PRINCIPAL ACCOUNTING OFFICER AND CHIEF BUSINESS & DEVELOPMENT OFFICER

Date:   September 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	September 29, 2010	By:	/s/ Guoqing Jiang
Guoqing Jiang PRESIDENT, CHIEF EXECUTIVE OFFICER, DIRECTOR

Date:	September 29, 2010	By:	/s/ Zunjian Zhang
Zunjian Zhang DIRECTOR

Date:	September 29, 2010	By:	/s/ Jianping Hou
Jianping Hou DIRECTOR

Date:	September 29, 2010	By:	/s/ James T. McCubbin
James T. McCubbin DIRECTOR

Date:	September, 2010	By:	/s/ James Jiayuan Tong
James Jiayuan Tong CHIEF FINANCIAL OFFICER, CHIEF ACCOUNTING OFFICER, DIRECTOR