Form 10-Q
period 2010-09-30
TIANYIN PHARMACEUTICAL CO., INC.
filed 2010-11-12
CIK 1362718

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

       [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 45 days. Yes [X ] No [ ]

Indicate by check mark whether the registrant is a large accelerate filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer		Accelerated Filer
Non-accelerated filer	(do not check if a smaller reporting company)	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes [  ] No [X]

As of November 12, 2010, we are authorized to issue up to 50,000,000 shares of Common Stock, par value US$.001 per share and 10,000,000 shares of Series A Preferred Stock, of which 27,986,026 and 1,360,250 respectively are currently issued and outstanding.

TIANYIN PHARMACEUTICAL CO., INC.

PART I- FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Tianyin Pharmaceutical Co., Inc.

We have reviewed the accompanying consolidated balance sheet of Tianyin Pharmaceutical Co., Inc. (the “Company”) as of September 30, 2010, and the related consolidated statements of operations and comprehensive income for the three months ended September 30, 2010 and 2009, and cash flows for the three months ended September 30, 2010 and 2009. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Tianyin Pharmaceutical Co., Inc. as of June 30, 2010, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated September 24, 2010, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of September 30, 2010, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Patrizio & Zhao, LLC
Patrizio & Zhao, LLC

Parsippany, New Jersey
November 12, 2010

TIANYIN PHARMACEUTICAL CO., INC.

Consolidated Balance Sheets
	September 30,	June 30,
	2010	2010
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$26,889,203	$27,009,066
Accounts receivable, net of allowance for doubtful accounts of $427,939	9,171,877	8,185,240
and $421,079 at September 30, 2010 and June 30, 2010, respectively
Inventory	5,218,254	3,588,824
Advance payments	389,220	382,980
Loans receivable	299,400	294,600
Other current assets	172,189	77,283
Total current assets	42,140,143	39,537,993

Property and equipment, net	17,023,433	14,968,822

Intangibles, net	15,297,911	15,232,286

Total assets	$74,461,487	$69,739,101

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$1,523,622	$1,715,781
Accounts payable – construction related	1,131,717	2,248,849
Short-term bank loans	1,497,000	1,473,000
VAT taxes payable	583,630	658,312
Income taxes payable	916,459	861,614
Other taxes payable	59,801	19,564
Dividends payable	54,857	72,995
Other current liabilities	597,665	429,135
Total current liabilities	6,364,751	7,479,250

Total liabilities	6,364,751	7,479,250

Equity
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized,	27,986	27,326
27,986,026 and 27,371,526shares issued and outstanding at
September 30, 2010 and June 30, 2010, respectively
Series A convertible preferred stock, $0.001 par value 1,360,250 shares	1,360	1,360
issued and outstanding at September 30, 2010 and June 30, 2010,
Respectively
Additional paid-in capital	30,891,906	29,623,396
Statutory reserve	3,732,883	3,732,883
Treasury stock	(111,587)	(111,587)
Retained earnings	29,310,447	25,687,770
Accumulated other comprehensive income	3,797,958	2,845,076
Total stockholders’ equity	67,650,953	61,806,224

Noncontrolling interest	445,783	453,627

Total equity	68,096,736	62,259,851

Total liabilities and equity	$74,461,487	$69,739,101

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.

Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
	For the Three Months Ended
	September 30,
	2010	2009

Sales	$21,950,814	$13,405,203

Cost of sales	11,139,689	6,349,227

Gross profit	10,811,125	7,055,976

Operating expenses:
Selling, general and administrative	5,987,226	4,117,766
Research and development	257,975	192,490
Total operating expenses	6,245,201	4,310,256

Income from operations	4,565,924	2,745,720

Other income (expenses):
Interest income (expense)	9,206	(9,560)
Other expenses	-	(39,502)
Total other income (expenses)	9,206	(49,062)

Income before provision for income taxes	4,575,130	2,696,658

Provision for income taxes	905,439	509,936

Net income	3,669,691	2,186,722

Less: Net loss attributable to noncontrolling interest	(7,844)	(2,526)

Net income attributable to Tianyin Pharmaceutical Co., Inc.	3,677,535	2,189,248

Other comprehensive income
Foreign currency translation adjustment	952,882	35,857

Comprehensive income	$4,630,417	$2,225,105

Basic earnings per share	$0.13	$0.10
Diluted earnings per share	$0.12	$0.08

Weighted average number of common shares outstanding
Basic	27,891,488	19,735,790
Diluted	29,945,191	27,516,458

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.

Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net Income	$3,669,691	$2,186,722
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	314,116	197,037
Share-based payments	1,269,170	512,209
Loss on disposal of fixed assets	-	39,502
Changes in current assets and current liabilities:
Accounts receivable	(843,012)	(1,492,362)
Inventory	(1,552,067)	126,979
Other current assets	(93,032)	419,905
Accounts payable and accrued expenses	(189,572)	183,242
Accounts payable – construction related	(1,139,900)	-
VAT taxes payable	(111,405)	16,025
Income tax payable	40,316	19,054
Other taxes payable	66,462	(433)
Dividends payable	(18,138)	-
Other current liabilities	133,153	33,582
Total adjustments	(2,123,909)	54,740

Net cash provided by operating activities	1,545,782	2,241,462

Cash flows from investing activities:
Additions to property and equipment	(1,922,700)	(525,965)
Additions to intangible assets – drug	-	(1,891,269)
Loan receivable	-	(293,220)

Net cash used in investing activities	(1,922,700)	(2,710,454)

Cash flows from financing activities:
Additional paid-in capital	-	2,534,581
Contribution from minority shareholders	-	439,830
Dividends paid	(54,857)	(499,331)

Net cash provided by (used in) financing activities	(54,857)	2,475,080

Effect of foreign currency translation on cash	311,912	(5,435)

Net increase (decrease) in cash and cash equivalents	(119,863)	2,000,653

Cash and cash equivalents – beginning	27,009,066	12,352,223

Cash and cash equivalents – ending	$26,889,203	$14,352,876

Supplemental schedule of non cash activities
Advance payments exchanged for intangible assets – drug	$-	$425,169

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

On January 16, 2008, Viscorp Inc. (“Viscorp”) completed a reverse acquisition of Raygere Limited (“Raygere”), which was incorporated in the British Virgin Islands on January 26, 2007. To accomplish the exchange of shares, Viscorp issued 12,790,800 shares of common stock on a one-to-one ratio for a 100% equity interest in Raygere, per the terms of the Share Exchange and Bill of Sale of assets of Viscorp and Charles Driscoll. Viscorp was delivered with zero assets and zero liabilities at time of closing. Following the reverse acquisition, Viscorp changed the name to Tianyin Pharmaceutical Co., Inc. The transaction was regarded as a reverse merger whereby Raygere was considered to be the accounting acquirer as its shareholders retained control of Tianyin after the exchange. Although the Company is the legal parent company, the share exchange was treated as a recapitalization of Raygere. Thus, Raygere is the continuing entity for financial reporting purposes. The financial statements have been prepared as if Raygere had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

In September 2007, Raygere acquired 100% interest in Grandway Groups Holdings Ltd. (“Grandway”), which was incorporated on May 25, 2007, in Hong Kong Special Administrative Region, the People’s Republic of China (“PRC”). On October 30, 2007, Grandway acquired 100% equity interest in Chengdu Tianyin Pharmaceutical Co., Ltd (“Chengdu Tianyin”), which was incorporated on April 1, 1994 in the city of Chengdu, the People’s Republic of China. As a result of the acquisition, Chengdu Tianyin became the wholly owned subsidiary of Grandway and an indirect wholly owned subsidiary of Raygere. The transaction was regarded as a reverse merger whereby Chengdu Tianyin was considered to be the accounting acquirer as both Grandway and Raygere were holding companies with no significant operations and Chengdu Tianyin continues as the primary operating entity after the exchange, although Raygere is the legal parent company. As such, Chengdu Tianyin (and its historical financial statements) is the continuing entity for financial reporting purposes. The consolidated financial statements reflect all predecessor statements of income and cash flow activities from the inception of Chengdu Tianyin in July 2007.

In June 2009, Chengdu Tianyin invested $723,500 to establish a wholly-owned trading subsidiary, Chengdu Tianyin Medicine Trading Co., Ltd (“Tianyin Medicine Trading”) for sales and distribution of medicine produced by Chengdu Tianyin. As of September 30, 2010, the financial results of Tianyin Medicine Trading are consolidated into the consolidated financial statements presented herein.

On August 21, 2009, Sichuan Jiangchuan Pharmaceutical Co., Ltd (“Jiangchuan”) was established by Chengdu Tianyin, Sichuan Mingxin Pharmaceutical and an individual investor with crude drug production as its major business. Total registered capital of Jiangchuan is $2,934,000, of which Chengdu Tianyin accounts for 77%. As of September 30, 2010, registered capital of $1,173,600 has been invested and the financial results of Jiangchuan are consolidated into the consolidated financial statements presented herein.

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

In preparing the accompanying unaudited consolidated financial statements, we evaluated the period from September 30, 2010 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

Note 2 – Summary of Significant Accounting Policies (continued)

Interim Financial Statements

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the years ended June 30, 2010 and 2009, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim consolidated financial statements follow the same accounting policies and methods of computations as the audited consolidated financial statements for the years ended June 30, 2010 and 2009.

Accounts receivable and allowance for doubtful accounts

Trade accounts receivable are stated at original invoice amount less allowance for doubtful accounts based on management’s periodic review of aging of outstanding balances and customer credit history. Based on its assessment of the credit history with customers having outstanding balances and current relationships with them, the management makes conclusions whether any balances outstanding as of September 30, 2010 was deemed uncollectible. As such, the Company reserved 1% of accounts receivable balances that have been outstanding less than one year, 50% of accounts receivable balances that have been outstanding between one year and two years, and 100% of receivable balances that have been outstanding more than two years.

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

Note 2 – Summary of Significant Accounting Policies (continued)

Reclassification

Certain amounts as of September 30, 2009 were reclassified for presentation purposes.

Note 3 – Accounts Receivable

Trade accounts receivable are stated at original invoice amount less allowance for doubtful receivables based on management’s periodic review of aging of outstanding balances and customer credit history Accounts receivable amounted to $9,171,877 and $8,185,240, net of allowance for doubtful accounts amounted to $427,939 and $421,079 as of September 30, 2010 and June 30, 2010, respectively.

Note 4– Inventory

Inventory as of September 30, 2010 and June 30, 2010 consists of the following:

	September 30, 2010	June 30, 2010

Raw materials	$659,633	$268,443
Packaging supplies	480,705	1,798,555
Work in process	2,597,069	1,326,441
Finished goods	1,480,847	334,399
Subtotal	5,218,254	3,727,838
Less: Inventory reserve	-	139,014
Total	$5,218,254	$3,588,824

Note 5– Property and Equipment

Property and equipment as of September 30, 2010 and June 30, 2010 consist of the following:

	September 30, 2010	June 30, 2010

Buildings	$8,927,178	$8,784,057
Machinery and equipment	2,683,211	2,640,194
Office equipment and furniture	57,060	56,145
Vehicles	64,072	63,045
Subtotal	11,731,521	11,543,441
Less: Accumulated depreciation	2,522,189	2,348,544
	9,209,332	9,194,897
Add: Construction in progress	7,814,101	5,773,925
Total	$17,023,433	$14,968,822

Depreciation expense for the three months ended September 30, 2010 and 2009 was $133,752 and $128,277, respectively.

Note 6– Intangible Assets

Intangible assets as of September 30, 2010 and June 30, 2010 consist of the following:

	September 30, 2010	June 30, 2010

Land use rights	$1,482,030	$1,458,270
Approved drugs
Traditional Chinese Medicine subject to impairment	9,229,495	9,081,528
Non-traditional Chinese Medicine	5,763,450	5,671,050
Total approved drugs	14,992,945	14,752,578
Total Intangible assets	16,474,975	16,210,848
Less: accumulated amortization	1,177,064	978,562

Total	$15,297,911	$15,232,286

Amortization expense for the three months ended September 30, 2010 and 2009 was $180,364 and $68,760, respectively.

Note 7 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2010	June 30, 2010

Accounts payable	$1,463,622	$1,535,781
Accrued expenses	60,000	180,000

Total	$1,523,622	$1,715,781

The carrying value of accounts payable and accrued expenses approximate their fair values due to the short-term nature of these obligations.

Note 8 – Short-Term Bank Loans

Short-term bank loans consist of the following:

	September 30,	June 30,
	2010	2010

On January 29, 2010, the Company obtained a loan from China CITIC Bank, out of which the principal is to be paid in full by January 28, 2011.The interest is calculated using an annual fixed interest rate of 5.5755% and paid monthly. The loan is secured by the Company’s property and equipment	$1,497,000	$1,473,000

Total short-term bank loans	$1,497,000	$1,473,000

Note 9 – Income Taxes

Raygere is incorporated in the British Virgin Islands. Under the corporate tax laws of British Virgin Islands, it is not subject to tax on income or capital gain.

The operating subsidiary Chengdu Tianyin is a wholly foreign-owned enterprise incorporated in the PRC and subject to PRC Foreign Enterprise Income Tax (“FEIT”) Law. Chengdu Tianyin is entitled to the preferential tax treatment for Opening Up its production facility in Western China in Sichuan Province. The applicable reduced preferential state EIT rate under this policy is 15% until December 31, 2010. Accordingly, the effective tax rate for Chengdu Tianyin for the period from its date of incorporation to June 30, 2010 is 15%. As domestic invested companies, the effective tax rates of Tianyin Medicine Trading and Jiangchuan are both 25% each from their operations.

On March 16, 2007, the National People’s Congress of China enacted a new Corporate Income Tax (“CIT”) law, under which FIEs and domestic companies would be subject to CIT at a uniform rate of 25%. The new CIT law will become effective on January 1, 2008. Currently, the Company does not believe the new CIT law will affect the preferential tax treatments enjoyed by them. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of September 30, 2010, the Company has not recorded any withholding tax on the retained earnings of its foreign invested enterprises in China.

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

In July 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company does not recognize any benefits in the financial statements for the three months ended September 30, 2010.

Note 10 – Stockholders’ Equity and Related Financing Agreements

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

On October 27, 2009, the Company completed a private equity financing of $4,987,500, with eight accredited investors (the “October 2009 Financing”). Net proceeds from the offering are approximately $4,490,000. Pursuant to the financing, we issued, for $4,987,500, a total of 1,534,570 units of our securities at $3.25 per unit. Each unit consists of (i) one share of the Company's common stock, par value $0.001 per share (the "Common Stock"), and (ii) a Series C Warrant (the "Class C Warrant"), with each Class C Warrant exercisable at $4.50 to purchase one-fifth of a share of Common Stock, such that the total amount of warrants issued to each investor as shall be equal to twenty percent (20%) of the number of units purchased by each purchaser. Each of the warrants has a term of three (3) years.

Note 10 – Stockholders’ Equity and Related Financing Agreements (continued)

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

As of June 30, 2010, 859,376 Class A and 500,000 Class B Warrants of the Company have been exercised for respective equivalent number of shares of common stock. The exercise prices of Class A and Class B Warrants are $2.50 and $3.00 per share, respectively.  In addition, the warrants to placement agent to purchase 542,394 shares of common stock at $1.60, 15,025 shares of common stock at $2.50 and the options issued to external service providers to purchase 165,000 shares of common stock at $2.00 per share have also been exercised. As a result, an aggregate of 2,081,795 shares of outstanding common stock have been added and a total of $4,591,958 net proceeds have been received from the exercise of these warrants and options.

On September 30, 2010, the Company recorded $54,857 as dividends to the investors of the Company’s January 2008 financings, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. This resolution was approved by the Company’s Board and the Company decided to pay the dividends in cash to those investors.

Note 11 – Employee Welfare Plan

The Company has established an employee welfare plan in accordance with Chinese laws and regulations. Full-time PRC employees of the Company participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. PRC labor regulations require the Company to accrue for these benefits based on a certain percentage of the employees’ salaries. The total contribution for such employee benefits was $124,878 and $50,739 for the three months ended September 30, 2010 and 2009, respectively.

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

Note 13 – Risk of Concentrations and Credit Risk

During the three months ended September 30, 2010, three major vendors accounted for approximately 40% of the Company’s raw materials, while during the three months ended September 30, 2009, three major vendors accounted for approximately 38% of the Company’s raw materials. Total purchases from these vendors were $3,667,973 and $2,507,605 for the three months ended September 30, 2010 and 2009, respectively.

Five major customers accounted for 12% and 15% of the net revenue for the three months ended September 30, 2010 and 2009, respectively. Total sales to these customers were $2,634,098 and $2,411,347, for the three months ended September 30, 2010 and 2009, respectively.

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

Note 14 – Supplemental Cash Flow Disclosures

The following is supplemental information relating to the consolidated statements of cash flows:

	Three Months Ended September 30
	2010	2009

Cash paid for interest	$79,186	$19,975
Cash paid for income taxes	$37,604	$490,514

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

	Three Months Ended September 30,
	2010	2009
Net income attributable to Tianyin Pharmaceutical Co., Inc.	$3,677,535	$2,189,248
(numerator for diluted income per share)
Less: Dividend attributable to preferred stockholders	54,857	233,683

Net income attributable to common stockholders	3,622,678	1,955,565
(numerator for basic income per share)

Weighted average common shares
(denominator for basic income per share)	27,891,488	19,735,790

Effect of diluted securities:
Convertible preferred stock	1,276,464	5,504,890
Warrants	777,239	2,275,778

Weighted average common shares
(denominator for diluted income per share)	29,945,191	27,516,458

Basic net income per share	$0.13	$0.10
Diluted net income per share	$0.12	$0.08

Note 16 – Share – Based Payments

In March, April and November 2009, the Company granted to external service providers, in addition to cash compensation, 45,000 shares of restricted common stock and options to purchase 195,000, 75,000 and 180,000 shares of common stock at $1.60, $2.00 and $3.28 per share, respectively, all with a 5-year term . The fair value of each option granted is estimated on the measurement date per ASC 505-50 (formerly “EITF 96-18”) using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the fiscal years ended June 30, 2010: expected volatility of 121.47 percent and risk-free interest rate of 1.80 percent and expected volatility of 116.49 percent and risk-free interest rate of 1.27 percent for the quarter ended September 30, 2010.

In July 2009, the Company granted options to purchase 50,000 shares of common stock at $2.00 per share with a 3-year term to an external service provider in addition to cash compensations. The fair value of each option grant is estimated on the measurement date per ASC 505-50 (formerly “EITF 96-18”) using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the fiscal years ended June 30, 2010: expected volatility of 121.47 percent and risk-free interest rate of 1.80 percent and expected volatility of 116.49 percent and risk-free interest rate of 1.27 percent for the quarter ended September 30, 2010.

On July 15 2010, the Company’s Compensation Committee recommended an incentive compensation schedule for certain Company employees, which the Company's Board approved. Pursuant thereto, the Company issued 614,500 shares of restricted Common Stock to certain employees at a fair value of $2.80 per share. One-fourth of the total number of shares shall vest immediately on July 15 2010; One-fourth of the total number of shares shall vest on October 15, 2010; and the remaining shares shall vest on January 15, 2011.

Accordingly, an aggregate of $1,269,170 and $512,209 share based payments were recognized in the income statements for the three months ended September 30, 2010 and 2009, respectively.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Tianyin Pharmaceutical for the periods ended September 30, 2010 and 2009 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

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

Overview

We are engaged primarily in the development, manufacturing, marketing and sale of patented biopharmaceutical, modernized traditional Chinese medicines, branded generics and other pharmaceuticals in China. We currently manufacture and market a comprehensive portfolio of 56 products, 23 of which are listed in the highly selective National Medicine Catalog of the National Medical Insurance program, including the patent protected Ginkgo Mihuan Oral Liquid (GMOL) and a late stage pipeline of 10 drug candidates pending the SFDA’s approval. In addition, we have 6 trademarks granted and 16 trademarks pending.

Established in 1994, Chengdu Tianyin is a biopharmaceutical company that manufactures and sells modernized traditional Chinese medicines and branded generics. The current management of Chengdu Tianyin acquired 100% of the equity interest of Chengdu Tianyin in 2003. On October 30, 2007, Grandway completed the acquisition of the 100% of the equity interest and now owns 100% of the equity interest of Chengdu Tianyin, a company located in Chengdu, Sichuan Province of China that operates our business.

In June 2009, Chengdu Tianyin invested $723,500 to establish a wholly-owned trading subsidiary, Chengdu Tianyin Medicine Trading Co., Ltd (“Tianyin Medicine Trading” or TMT) for sales and distribution of medicine produced by Chengdu Tianyin. We expect the operation of Tianyin Medicine Trading to optimize our business model through enhanced distribution channels.

On August 21, 2009, Sichuan Jiangchuan Pharmaceutical Co., Ltd (“Jiangchuan”) was established by Chengdu Tianyin, Sichuan Mingxin Pharmaceutical and an individual investor with crude drug production as its major business. Total registered capital of Jiangchuan is $2,934,000, of which Chengdu Tianyin accounts for 77%. Tianyin will utilize Jiangchuan as the foundation for a broader and longer term strategy to establish a significant presence in the rapidly growing Chinese macrolide antibiotics industry.

Competitive Environment

The market for pharmaceutical products is highly competitive. Our operations may be affected by technological advances by competitors, industry consolidation, patents granted to competitors, competitive combination products, new products offered by our competitors, as well as new information provided by other marketed products and/or other post-market studies.

Development and Growth Strategy

Research and Development

The cornerstone of our business development strategy relies upon our partnership-based research and development efforts that support our ability to commercialize, produce, and broaden our product pipeline and to market those products through our sales and marketing infrastructure.  In the past fiscal year, we implemented this strategy, which has led to increased market penetration and revenue growth. Currently, we have 10 pipeline drugs with our partnership research institutes, of which we are entitled to purchase the exclusive ownership and intellectual properties upon the SFDA approval. They are Huangtengsu Tablets, Lifei Tablets, Fuyang Granules, Shuxiong Tablets, Suxiao Zhixie Capsules, Shuanghuang Xiaoyan Tablets, Huoxiang Zhengqi Capsules, Jiegu Xujing Ointment, Runing Tablets, Dengzhan Huasu Tablet. These drugs are currently pending for SFDA approval. Though the pending period of SFDA approval varies from one to several years depending on the individual product, we expect to receive SFDA approvals for these drugs within one and a half to two years based on our past experience.

Jiangchuan Macrolide Project

We continue to focus on the construction of Jiangchuan macrolide facility for the research and development, the manufacturing and sales of Active Pharmaceutical Ingredients (“API”) and chemical intermediates of macrolide antibiotics. Currently the construction of the Phase I, 240-ton API capacity is scheduled to complete by year end 2010 and commence operations in the second half of fiscal year 2011.

Development of Tianyin Medicine Trading Distribution Business

We have been developing the distribution portfolio of Tianyin Medicine Trading (TMT). TMT is planned to distribute products manufactured by both Tianyin and other pharmaceutical companies to fuel our expanding sales network as well as to provide synergy to our existing organic product portfolio. TMT has been distributing mainly Tianyin's own products since its inception in 2009. In early November this year, we have successfully obtained one-year distribution rights from one of the most celebrated national brand injection pharmaceutical manufacturer Jiangsu Lianshui Pharmaceutical (“Lianshui”) to distribute approximately 15 Lianshui-branded generic injection products including cough suppressant, antibiotics, anti-inflammatory medicines and products for other healthcare indications. We forecast the annual distribution revenue from TMT to approach approximately $15 million.

Fiscal Year 2011 Financial Guidance

We reiterate our fiscal year 2011 revenue guidance of $113.0 million, representing 76.8% year over year growth and net income guidance of $18.0 million, representing 50.0% year over year growth. Our forecast is based on the following growth drivers: 1) steady revenue growth of the existing product portfolio including our flagship products such as Gingko Mihuan Oral Liquid (GMOL) for age-related cardiovascular and central nervous system disorders such as coronary heart diseases and stroke, Xuelian Chongcao Oral Liquid (XLCC) for immunity enhancement, Azithromycin Tablets (AZI) for bacterial infections and Apu Shuangxin (Benorylate) Granules (APU) for rheumatoid arthritis; 2) capacity ramp-up of Tianyin's newly completed production facility; 3) new product market entries from Tianyin's pipeline; 4) revenue contribution from Jiangchuan macrolide facility; and 5) business development of Tianyin Medicine Trading (TMT), Tianyin’s distribution arm for specialty products by other pharmaceuticals that provide synergy to our existing product portfolio. In our forecast, we assume steady pricings for our products and revenue growth driven by  increased sales. Forecasted net income does not include non-cash expenses associated with stock compensation plans, stock option expenses and/or future interest expense.

Our current facilities operate at approximately 80% of the total capacity on 24 hours per day schedule. We will be able to further utilize the remaining capacity and optimize the production with high-efficiency equipment base on increasing market demand.

 Management will continue to evaluate the Company's business outlook and communicate any changes on a quarterly basis or as when appropriate

Discussion on Operating Results

The following table shows the results of our business. All references to the results of operations and financial conditions are on a consolidated basis that includes Chengdu Tianyin, Tianyin Medicine Trading and Jiangchuan JV.

Comparison of results for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2011	2010

Sales	$21,950,814	$13,405,203
Cost of sales	$11,139,689	$6,349,227
Gross profit	$10,811,125	$7,055,976
Total operating expenses	$6,245,201	$4,310,256
Provision for income taxes	$905,439	$509,936
Net income	$3,669,691	$2,186,722
Less: Net (loss) attributable to noncontrolling interest	$(7,844)	$(2,526)
Foreign currency translation adjustment	$952,882	$35,857
Comprehensive income	$4,614,729	$2,225,105

Sales for 1Q FY2011 was $22.0 million, up 63.7% as compared to $13.4 million for 1Q FY2010. The sales growth was driven by the continuing channel expansion, market penetration and optimized usage of our expanded production facility. We will continue to implement our growth strategy by expanding our sales channels and sales force which are expected to drive our revenue growth.

Revenues from the top selling products are listed as follows:
•	Ginkgo Mihuan Oral Liquid (GMOL): $4.7 million;
•	Apu Shuangxin (Benorylate) Granules (APU): $1.5 million;
•	Azithromycin Dispersible Tablets (AZI): $0.87 million;
•	Xuelian Chongcao (XLCC): $0.83 million; and
•	Qingrejiedu Oral Liquid (QR): $0.64 million.

These products totaled $8.5 million in sales, representing 38.8% of the quarterly revenue.

Cost of Sales for the three months ended September 30, 2010 was $11.1 million or 50.7% of sales as compared to $6.3 million or 47.4% of sales for the three months ended September 30, 2009. Our cost of sales consists of the raw material cost, labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead.

Gross Margin for the three months ended September 30, 2010 was 49.3% as compared to 52.6% for the three months ended September 30, 2009. The stabilization of our gross margins was due to an increase of distribution revenue which averaged 15% margins from Tianyin Medicine Trading (TMT), the distribution arm of Chengdu Tianyin, combined with a steady growth of high margin products led by GMOL in our organic portfolio.

Operating Expenses were $6.2 million for the three months ended September 30, 2010, as compared to $4.3 million for the three months ended September 30, 2009. The increase was primarily due to 1) continuing sales expansion that increased our sales payroll and marketing expenses, and 2) one-time restricted stock compensation of 614,500 shares on July 15, 2010 with three vesting periods on July 15, 2010, October 15, 2010 and January 15, 2011 for 55 of Tianyin’s employees for their significant  contribution during the fiscal year 2009 and the fiscal year 2010.

Net Income was $3.7 million for the three months ended September 30, 2010, as compared to net income of $2.2 million for the three months ended September 30, 2009, a net increase of $1.5 million or 68.0% year over year. Net profit margins for the three months ended September 30, 2010 improved to 16.7% from 16.3% for the comparable period in fiscal year 2009. This was the result of the leverage in the business operation that drives the growth of the revenue while keeping the operating expenses in-line with the sales expansion.

Foreign Currency Translation Adjustment. Our reporting currency is the US dollar. We have evaluated the determination of its functional currency based on the guidance in ASC Topic, “Foreign Currency Matters,” which provides that an entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment in which an entity primarily generates and expends cash. We have raised financings in the U.S. dollar, paid operating expenses primarily in the U.S. dollar, paid dividends to its shareholders of common stock and expected to receive any dividends that may be declared by its subsidiaries in U.S. dollars. Therefore, it has been determined that our functional currency is the U.S. dollar based on the expense and financing indicators, in accordance with the guidance in ASC 830-10-85-5.  However, the functional currency of Chengdu Tianyin, our indirectly owned operating subsidiary is Renminbi (RMB). Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period.  Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $0.95 million as of September 30, 2010. The balance sheet amounts with the exception of equity at September 30, 2010 were translated at 6.68003 RMB to 1.00 US dollar as compared to 6.81663 RMB to 1.00 US dollar at September 30, 2009. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the quarters ended September 30, 2010 and 2009 were the average exchange rates during the years.

               Comprehensive Income that includes the currency adjustment to net income was $4.6 million for the three months ended September 30, 2010, as compared to the comprehensive income of $2.2 million for the three months ended September 30, 2009, an increase of $2.4 million or 108.1%.

Liquidity and Capital Resources

Discussion of Cash Flow

	For the three months ended September 30,
	2010	2009
Cash provided by operating activities	$1,545,782	$2,241,462
Cash used in investing activities	(1,922,700)	(2,710,454)
Cash provided by (used in) financing activities	(54,857)	2,475,080

Operating Activities

As of September 30, 2010, we had working capital totaling approximately $35.8 million, including cash and cash equivalents of $26.9 million. Net cash generated from operating activities was $1.5 million for the three months ended September 30, 2010 as compared to $2.2 million for the same period of 2009. The decrease in cash generated from operating activities for the quarter was primarily the result of an increase of inventory of about $1.6 million as a result of  the business development of Tianyin Medicine Trading (“TMT”) distribution products and $1.1 million construction related costs on Jiangchuan macrolide facility which offsets the net  gain of $1.5 million from the operating cash flow. We believe that Tianyin is adequately funded to meet all of our working capital and capital expenditure needs for the fiscal year 2011.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2010 and 2009 totaled $1.9 million and $2.7 million respectively. The cash used in investing activities during the three months ended September 30, 2010 was mainly the result of the construction of Jiangchuan macrolide plant.

Financing Activities

Net cash used in financing activities for the three months ended September 30, 2010 and 2009 totaled ($54,857) and $2,475,080 respectively. The $54,857 used in financing activities was the payment of preferred share dividends for the outstanding 1,360,250 preferred shares at 10% annual dividends. The cash of $2.5 million received for the three months ended September 30, 2009 was related to the October 27, 2009 private equity financing of $4,987,500 in gross proceeds.

Borrowings and Credit Facilities

The bank borrowing balance equals to the credit facilities as of September 30, 2010. The short-term bank borrowings outstanding as of September 30, 2010 and 2009 were $1.5 million and $1.4 million respectively. We paid an average interest rate of 5.5755% and 5.6286% per annum, respectively. These loans were made from various financial institutions and secured by the property and equipment of Chengdu Tianyin. They do not contain any additional financial covenants or restrictions. The borrowings have one year terms and contain no specific renewal terms.

Stock Repurchase Program

On October 27, 2008, the Board of Directors authorized the Company to repurchase up to $3.0 million of its common stock from time to time in the open-market or through privately negotiated transactions.

On January 30, 2009, we announced the start of the initial purchase of shares under its previously announced stock repurchase program. The initial share buyback illustrate our confidence in the long-term growth of the company and our commitment to our shareholders. As of June 30, 2009, a total of 83,785 shares have been bought back at prevailing market prices.  The shares bought back were retired to the treasury.

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

In May 2010, we announced the temporary suspension of our dividend to our common stock shareholders. The China health care industry, through the ongoing reform, is currently evolving and realizing an ever changing and dynamic competitive landscape. As a result of the reform, opportunities exist for Tianyin to capture a greater market share by investing the internal capital resources in our strategic growth plan. We believe by utilizing the capital in our strategic growth plan instead of making dividend payments at the present time to our common shareholders, we should be able to generate greater long-term returns for our shareholders. Given these opportunities and the necessary approvals that we are required to obtain from our preferred holders to continue to pay a dividend to our common shareholders, we have decided to suspend our common share dividend program.

As a policy management believes that in the event we experience a shortage of opportunities to efficiently invest and grow our business with our excess cash on hand, then a dividend payable is an appropriate use of excess capital.

Changes in Equity

Common Stock Activity during the Three Months Ended September 30, 2010
Common Stock
Outstanding, June 30, 2010	27,371,526
Newly issued, July 15, 2010 total of 614,500 shares at a fair value of $2.80	614,500
Outstanding, September 30, 2010	27,986,026

During the three months ended September 30, 2010, there have been no activities related to preferred share conversion, warrants exercise including placement agent warrants or option exercises.

Critical Accounting Policies and Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K/A for the year ended June 30, 2010, for disclosures regarding Tianyin’s critical accounting policies and estimates as well as updates further disclosed in our interim financial statements as described in this Form 10-Q.

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

(b)	Changes in internal control over financial reporting

 In our Management’s Report on Internal Control Over Financial Reporting included in our Form 10-K for the year ended June 30, 2010, management concluded that our internal control over financial reporting was effective. Management did however identify a significant deficiency as of June 30, 2010, as discussed in our Form 10-K for the year ended June 30, 2010. A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.  To remediate this significant deficiency, we have employed the expertise and knowledge of external financial advisors in US GAAP conversion. Although we have not identified any material errors with our financial reporting or any material weaknesses with our internal controls, no assurances can be given that there are no such material errors or weaknesses existing.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)             Not applicable.

(b)             Not applicable.

            (c)             Not applicable.

ITEM 3. Defaults upon Senior Securities

(a)             Not Applicable.

(b)             Not Applicable.

ITEM 4. (Removed and Reserved)

ITEM 5. OTHER INFORMATION

(a)             Not applicable.

(b)             Not applicable.

ITEM 6.  EXHIBITS

 (a) The following exhibits are filed as part of this report.

Exhibit No.	Document

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed on September 29, 2010).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed on September 29, 2010).

31.1	Certification of Chief Executive Officer required by Rule 13a-14/15d-14(a) under the Exchange Act

31.2	Certification of Chief Accounting Officer required by Rule 13a-14/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Acting Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    November 12, 2010

By: TIANYIN PHARMACEUTICAL CO., INC.

/s/ Dr. Guoqing Jiang
Name: Dr. Guoqing Jiang
Title: Chairman, Chief Executive Officer

/s/ Dr. James Jiayuan Tong
Name: Dr. James Jiayuan Tong
Title: Chief Financial Officer, Chief Accounting Officer,
Chief Business and Development Officer, Director