Form 10-Q
period 2010-12-31
TIANYIN PHARMACEUTICAL CO., INC.
filed 2011-02-11
CIK 1362718

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

       [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 45 days. Yes [X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer		Accelerated Filer
Non-accelerated filer	(do not check if a smaller reporting company)	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes [  ] No [X]

As of February 11, 2011, we are authorized to issue up to 50,000,000 shares of Common Stock, par value US$0.001 per share and 10,000,000 shares of Series A Preferred Stock, of which 28,254,776 and 1,091,500 respectively are currently issued and outstanding.

PART I- FINANCIAL INFORMATION

Consolidated Balance Sheets
	December 31,	June 30,
	2010	2010
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$31,168,661	$27,009,066
Accounts receivable, net of allowance for doubtful accounts of $433,657	9,395,224	8,185,240
and $421,079 at December 31, 2010 and June 30, 2010, respectively
Inventory	5,470,575	3,588,824
Advance payments	394,420	382,980
Loans receivable	-	294,600
Other current assets	31,746	77,283
Total current assets	46,460,626	39,537,993
Property and equipment, net	22,668,370	14,968,822
Intangibles, net	15,348,771	15,232,286
Total assets	$84,477,767	$69,739,101

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$1,560,592	$1,715,781
Accounts payable – construction related	5,195,829	2,248,849
Short-term bank loans	1,517,000	1,473,000
VAT taxes payable	704,657	658,312
Income taxes payable	950,264	861,614
Other taxes payable	146,587	19,564
Dividends payable	53,501	72,995
Other current liabilities	607,196	429,135
Total current liabilities	10,735,626	7,479,250

Total liabilities	10,735,626	7,479,250

Equity
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized,	27,986	27,326
27,986,026 and 27,371,526 shares issued and outstanding at
December 31, 2010 and June 30, 2010, respectively
Series A convertible preferred stock, $0.001 par value 1,360,250 shares	1,360	1,360
issued and outstanding at December 31, 2010 and June 30, 2010,
Respectively
Additional paid-in capital	31,335,308	29,623,396
Statutory reserve	3,782,883	3,732,883
Treasury stock	(111,587)	(111,587)
Retained earnings	33,657,340	25,687,770
Accumulated other comprehensive income	4,611,993	2,845,076
Total stockholders’ equity	73,305,283	61,806,224

Noncontrolling interest	436,858	453,627

Total equity	73,742,141	62,259,851

Total liabilities and equity	$84,477,767	$69,739,101

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Sales	$25,333,853	$14,936,378	$47,284,667	$28,341,581

Cost of sales	13,999,623	7,177,503	25,139,312	13,526,730

Gross profit	11,334,230	7,758,875	22,145,355	14,814,851

Operating expenses:
Selling, general and administrative	5,747,435	4,409735	11,734,661	8,527,501
Research and development	258,702	197,380	516,677	389,870
Total operating expenses	6,006,137	4,607,115	12,251,338	8,917,371

Income from operations	5,328,093	3,151,760	9,894,017	5,897,480

Other income (expenses):
Interest income, net	5,584	(10,443)	14,790	(19,995)
Other income (expenses)	-	-	-	(39,510)
Total other expenses	5,584	(10,443)	14,790	(59,505)

Income before provision for income tax	5,333,677	3,141,317	9,908,807	5,837,975

Provision for income tax	942,068	571,756	1,847,507	1,081,691

Net income	4,391,609	2,569,561	8,061,300	4,756,284

Less: Net income (loss) attributable to	(8,785)	1,485	(16,629)	(1,040)
noncontrolling interest

Net income attributable to Tianyin	4,400,394	2,568,076	8,077,929	4,757,324
Pharmaceutical Co., Inc.

Other comprehensive income
Foreign currency translation adjustment	814,035	10,927	1,766,917	46,784

Comprehensive income	$5,214,429	$2,579,003	$9,844,846	$4,804,108

Basic earnings per share	$0.16	$0.10	$0.29	$0.20
Diluted earnings per share	$0.14	$0.08	$0.27	$0.17

Weighted average number of common shares
outstanding
Basic	27,986,026	24,906,965	27,939,271	22,323,116
Diluted	30,524,479	30,439,912	30,477,723	28,521,127

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net Income	$8,061,300	$4,756,284
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	602,584	393,575
Share-based payments	1,762,572	1,055,395
Loss on disposal of fixed assets	-	39,510
Changes in current assets and current liabilities:
Accounts receivable	(949,316)	(3,013,450)
Inventory	(1,744,837)	592,309
Other receivables	25,481	401,237
Other current assets	20,750	37,500
Accounts payable and accrued expenses	(170,205)	256,055
Accounts payable – construction related	2,918,583	-
VAT taxes payable	(1,020)	83,038
Income tax payable	61,860	80,668
Other taxes payable	151,575	3,788
Dividends payable	(18,138)	-
Other current liabilities	45,190	193,483
Total adjustments	2,705,079	123,108

Net cash provided by operating activities	10,766,379	4,879,392

Cash flows from investing activities:
Additions to property and equipment	(7,400,717)	(1,288,234)
Additions to intangible assets – drug	-	(2,742,168)
Loan receivable	298,320	(293,280)

Net cash used in investing activities	(7,102,397)	(4,323,682)

Cash flows from financing activities:
Additional paid-in capital	-	7,590,962
Contribution from minority shareholders	-	439,920
Dividends paid	(54,857)	(1,077,335)

Net cash provided by (used in) financing activities	(54,857)	6,953,547

Effect of foreign currency translation on cash	550,470	5,093

Net increase in cash and cash equivalents	4,159,595	7,514,350

Cash and cash equivalents – beginning	27,009,066	12,352,223

Cash and cash equivalents – ending	$31,168,661	$19,866,573

Supplemental schedule of non cash activities
Advance payments exchanged for intangible assets – drug	$-	$807,986

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 – Organization and Nature of Business

Tianyin Pharmaceutical Inc. (the “Company” or “TPI”), formerly Viscorp, Inc, a public shell company as defined in Rule 12b-2 of the Exchange Act of 1934, was established under the laws of Delaware on August 20, 2002. The accompanying consolidated financial statements include the financial statements of TPI and its subsidiaries. TPI’s primary business is to develop, manufacture, and sell pharmaceutical products.

On January 16, 2008, Viscorp Inc. (“Viscorp”) completed a reverse acquisition of Raygere Limited (“Raygere”), which was incorporated in the British Virgin Islands on January 26, 2007 (the “Share Exchange”). To accomplish the Share Exchange, Viscorp issued 12,790,800 shares of common stock on a one to one ratio for a 100% equity interest in Raygere, per the terms of the Share Exchange and Bill of Sale of assets of Viscorp and Charles Driscoll. Viscorp was delivered with zero assets and zero liabilities at the time of closing. Following the Share Exchange, Viscorp changed the name to Tianyin Pharmaceutical Inc. The transaction was regarded as a reverse merger whereby Raygere was considered to be the accounting acquirer as its shareholders retained control of TPI after the exchange. Although the Company is the legal parent company, the Share Exchange was treated as a recapitalization of Raygere. Thus, Raygere is the continuing entity for financial reporting purposes. The financial statements have been prepared as if Raygere had always been the reporting company and then on the date of the Share Exchange, had changed its name and reorganized its capital stock.

In September 2007, Raygere acquired 100% interest in Grandway Groups Holdings Ltd. (“Grandway”), which was incorporated on May 25, 2007, in the Special Administrative Region of Hong Kong, the People’s Republic of China (“PRC”). On October 30, 2007, Grandway acquired 100% equity interest in Chengdu Tianyin Pharmaceutical Co., Ltd (“Chengdu Tianyin”), which was incorporated on April 1, 1994 in the city of Chengdu, the People’s Republic of China. As a result of the acquisition, Chengdu Tianyin became the wholly owned subsidiary of Grandway and an indirect wholly owned subsidiary of Raygere. The transaction was regarded as a reverse merger whereby Chengdu Tianyin was considered to be the accounting acquirer as both Grandway and Raygere were holding companies with no significant operations and Chengdu Tianyin continues as the primary operating entity even after the exchange, although Raygere is the legal parent company. As such, Chengdu Tianyin (and its historical financial statements) is the continuing entity for financial reporting purposes. The consolidated financial statements reflect all predecessor statements of income and cash flow activities from the inception of TPI in July 2007.

In June 2009, TPI invested $723,500 to establish a wholly-owned trading subsidiary, Tianyin Medicine Trading Co., Ltd (“Tianyin Medicine Trading” or “TMT”) for sales and distribution of medicine produced by TPI. As of December 31, 2010, the financial results of TMT are consolidated into the consolidated financial statements presented herein.

On August 21, 2009, Sichuan Jiangchuan Pharmaceutical Co., Ltd (“Jiangchuan” or “JCM”) was established by TPI, Sichuan Mingxin Pharmaceutical and an individual investor with raw material pharmaceutical production as its major business. Total registered capital of JCM is $2,934,000, of which TPI accounts for 77%. As of December 31, 2010, registered capital of $1,173,600 has been invested and the results of JCM are consolidated into the consolidated financial statements presented herein.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America. The consolidated financial statements include the accounts of Tianyin Pharmaceutical Co., Inc. (“TPI”) and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

In preparing the accompanying unaudited consolidated financial statements, we evaluated the period from December 31, 2010 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

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

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs which there is little or no market data, which require the reporting entity to develop its own assumptions.

Note 2 – Summary of Significant Accounting Policies (continued)

Reclassification

Certain amounts as of December 31, 2010 were reclassified for presentation purposes.

Note 3 – Accounts Receivable

Trade accounts receivable are stated at original invoice amount less allowance for doubtful receivables based on management’s periodic review of aging of outstanding balances and customer credit history. Allowance for doubtful accounts amounted to $433,657 and $421,079 as of December 31, 2010 and June 30, 2010, respectively.

Note 4– Inventory

Inventory as of December 31, 2010 and June 30, 2010 consists of the following:

	December 31, 2010	June 30, 2010

Raw materials	$846,022	$268,443
Packaging supplies	682,188	1,798,555
Work in process	2,810,764	1,326,441
Finished goods	1,131,601	334,399
Subtotal	5,470,575	3,727,838
Less: Inventory reserve	-	139,014
Total	$5,470,575	$3,588,824

Note 5– Property and Equipment

Property and equipment as of December 31, 2010 and June 30, 2010 consist of the following:

	December 31, 2010	June 30, 2010

Buildings	$9,046,446	$8,784,057
Machinery and equipment	2,719,059	2,640,194
Office equipment and furniture	57,822	56,145
Vehicles	64,928	63,045
Subtotal	11,888,255	11,543,441
Less: Accumulated depreciation	2,693,024	2,348,544
	9,195,231	9,194,897
Add: Construction in progress	13,473,139	5,773,925
Total	$22,668,370	$14,968,822

Depreciation expenses for the three months ended December 31, 2010 and 2009 were $135,981 and $130,008, and for the six months ended December 31, 2010 and 2009 were $269,733 and $258,285, respectively.

Note 6– Intangible Assets

Intangible assets as of December 31, 2010 and June 30, 2010 consist of the following:

	December 31, 2010	June 30, 2010

Land use rights	$1,501,830	$1,458,270
Approved drugs:
Traditional Chinese Medicine subject to impairment	9,352,802	9,081,528
Non-traditional Chinese Medicine	5,840,450	5,671,050
Total approved drugs	15,193,252	14,752,578
Total Intangible assets	16,695,082	16,210,848
Less: accumulated amortization	1,346,311	978,562

Total	$15,348,771	$15,232,286

Amortization expenses for the three months ended December 31, 2010 and 2009 were $152,487 and $66,530, and for the six months ended December 31, 2010 and 2009 were $332,851 and $135,290, respectively.

Note 7 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2010	June 30, 2010

Accounts payable	$1,547,592	$1,535,781
Accrued expenses	13,000	180,000

Total	$1,560,592	$1,715,781

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

Note 8 – Short-Term Bank Loans

Short-term bank loans consist of the following:

	December 31,	June 30,
	2010	2010

On January 29, 2010, the Company obtained a loan from China CITIC Bank, out of which the principal is to be paid in full by January 28, 2011.The interest is to be calculated using an annual fixed interest rate of 5.5755% and paid monthly. The loan is secured by the Company’s property and equipment	$1,517,000	$1,473,000

Total short-term bank loans	$1,517,000	$1,473,000

Note 9 – Income Taxes

Raygere is incorporated in the British Virgin Islands. Under the corporate tax laws of British Virgin Islands, it is not subject to tax on income or capital gain.

The operating subsidiary Chengdu Tianyin is a wholly foreign-owned enterprise incorporated in the PRC and subject to PRC Foreign Enterprise Income Tax (“FEIT”) Law. Chengdu Tianyin is entitled to the preferential tax treatment for opening up its production facility in Western China in Sichuan Province. The applicable reduced preferential state EIT rate under this policy is 15% until December 31, 2010. Accordingly, the effective tax rate for Chengdu Tianyin for the period from its date of incorporation to June 30, 2010 is 15%. As domestic invested companies, the effective tax rates of TMT and JCM are 25% each from their operations.

On March 16, 2007, the National People’s Congress of China enacted a new Corporate Income Tax (“CIT”) law, under which FIEs and domestic companies would be subject to CIT at a uniform rate of 25%. The new CIT law will become effective on January 1, 2008. Currently, the Company does not believe the new CIT law will affect the preferential tax treatments enjoyed by them. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of December 31, 2010, the Company has not recorded any withholding tax on the retained earnings of its foreign invested enterprises in China.

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

Note 9 – Income Taxes (continued)

In July 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company does not recognize any benefits in the financial statements for the three months ended December 31, 2010.

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

On June 30, 2010, the Company recorded $72,995 as dividends to the investors of the Company’s January 2008 financings, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of

Note 10 – Stockholders’ Equity and Related Financing Agreements (continued)

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

On December 31, 2010, the Company recorded $53,501 as dividends to the investors of the Company’s January 2008 financings, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. This resolution was approved by the Company’s Board and the Company decided to pay the dividends in cash to those investors.

Note 11 – Employee Welfare Plan

The Company has established an employee welfare plan in accordance with Chinese laws and regulations. Full-time employees of the Company in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. PRC labor regulations require the Company to accrue for these benefits based on a certain percentage of the employees’ salaries. The total contribution for such employee benefits was $251,855 and $101,121 for the six months ended December 31, 2010 and 2009, respectively.

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

Note 13 – Risk of Concentrations and Credit Risk

During the six months ended December 31, 2010, three major vendors accounted for approximately 36% of the Company’s raw materials, while during the three months ended December 31, 2009, three major vendors accounted for approximately 27% of the Company’s raw materials. Total purchases from these vendors were $6,556,809 and $3,576,269 for the six months ended December 31, 2010 and 2009, respectively.

Five major customers accounted for 14% and 13% of the net revenue for the six months ended December 31, 2010 and 2009. Total sales to these customers were $6,782,700 and $3,640,376, for the six months ended December 31, 2010 and 2009, respectively.

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

Note 14 – Supplemental Cash Flow Disclosures

The following is supplemental information relating to the consolidated statements of cash flows:

	Six Months Ended December 31
	2010	2009

Cash paid for interest	$42,809	$39,363
Cash paid for income taxes	$1,847,507	$999,596

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

	Three Months Ended December 31,
	2010	2009
Net income attributable to TPI	$4,400,394	$2,568,076
(numerator for diluted income per share)
Less: Dividend attributable to preferred stockholders	53,501	98,538

Net income attributable to common stockholders	4,346,893	2,469,538
(numerator for basic income per share)

Weighted average common shares
(denominator for basic income per share)	27,986,026	24,906,965

Effect of diluted securities:
Convertible preferred stock	1,276,464	2,443,375
Warrants	1,261,989	3,089,572

Weighted average common shares
(denominator for diluted income per share)	30,524,479	30,439,912

Basic net income per share	$0.16	$0.10
Diluted net income per share	$0.14	$0.08

	Six Months Ended December 31,
	2010	2009

Net income attributable to TPI	$8,077,929	$4,757,324
(numerator for diluted income per share)
Less: Dividend attributable to preferred stockholders	108,358	332,221

Net income attributable to common stockholders	7,969,571	4,425,103
(numerator for basic income per share)

Weighted average common shares
(denominator for basic income per share)	27,939,271	22,323,116

Effect of diluted securities:
Convertible preferred stock	1,276,464	3,972,394
Warrants	1,261,988	2,225,617

Weighted average common shares
(denominator for diluted income per share)	30,477,723	28,521,127

Basic net income per share	$0.29	$0.20
Diluted net income per share	$0.27	$0.17

Note 16 – Share – Based Payments

In March, April and November 2009, the Company granted to external service providers 45,000 restricted shares of common stock and options to purchase 195,000, 75,000 and 180,000 shares of common stock at $1.60, $2.00 and $3.28 per share, respectively, with all expected lives of 5 years in addition to cash compensations. The fair value of each option granted is estimated on the measurement date per ASC 505-50 (formerly “EITF 96-18”) using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the fiscal years ended June 30, 2010: expected volatility of 121.47 percent and risk-free interest rate of 1.80 percent.

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

On July 15 2010, the Company’s Compensation Committee recommended an incentive compensation schedule for certain Company employees, which the Company's Board approved. Pursuant thereto, the Company issued 614,500 shares of Common Stock to certain employees. One-fourth of the total number of shares shall vest immediately on July 15 2010; One-fourth of the total number of shares shall vest on October 15, 2010; and the remaining shares shall vest on January 15, 2011.

Accordingly, an aggregate of $1,269,170 and $512,209 share based payments were recognized in the income statements for the three months ended December 31, 2010 and 2009, respectively.

Note 17 – Subsequent Event

On January 14, 2011, we received majority consent from 6 accredited investors (the “Investors”) to amend certain terms in the Class A Warrant and Class B Warrant that we issued pursuant to the Securities Purchase Agreement entered into by and among us and the Investors on January 25, 2008, as disclosed in the Current Report on Form 8-K that we filed on January 28, 2008.  Pursuant to Section 4(e) of the Class A Warrant and Class B Warrant, the Investors had certain weighted average anti-dilution protection in the event we issue any additional shares of Common Stock at a price per share less than the Exercise Price then in effect (as those capitalized terms are defined in the Class A Warrant and Class B Warrant). We requested that the Investors amend the Class A and Class B Warrant to delete Section 4(e) thereof; in consideration thereof, the holders of the Class A Warrant and Class B Warrant shall have a right to pre-approve any additional issuances at a price less than the warrant price then in effect and to give retroactive effect to such amendment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of TPI for the periods ended December 31, 2010 and 2009 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

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

Overview

We are engaged primarily in the development, manufacturing, marketing and sale of patented biopharmaceutical, modernized traditional Chinese medicines, branded generics and other pharmaceuticals in China. We currently manufacture and market a comprehensive portfolio of 56 products, 23 of which are listed in the highly selective National Reimbursement List, including our flagship product patent-protected Ginkgo Mihuan Oral Liquid (“GMOL”). We currently have a product pipeline of 10 drug candidates that are pending the SFDA’s approval. In addition, we have 6 trademarks granted and 16 trademarks pending.

Chengdu Tianyin Pharmaceutical Co., Ltd (“Chengdu Tianyin”) was established in 1994 in Chengdu, Sichuan Province of China, as a pharmaceutical company that manufactures and sells modernized traditional Chinese medicines and branded generics. The current management of TPI acquired 100% of the equity interest of Chengdu Tianyin in 2003. On October 30, 2007, Grandway completed the acquisition of the 100% of the equity interest and now owns 100% of the equity interest of Chengdu Tianyin, which operates our business.

In June 2009, TPI invested $723,500 to establish a wholly-owned trading subsidiary, Tianyin Medicine Trading Co., Ltd (“TMT”) for the sales and distribution of medicine produced by TPI as well as pharmaceuticals produced by other manufacturers. We expect the operation of TMT to optimize our business model through enhanced distribution channels.

On August 21, 2009, Sichuan Jiangchuan Pharmaceutical Co., Ltd (“JCM”) was established by TPI, along with Sichuan Mingxin Pharmaceutical and an individual investor to produce pharmaceutical raw materials as its major business. Total registered capital of JCM is $2,934,000, of which TPI accounts for 77%. JCM will serve as TPI’s foundation for its significant presence in the rapidly growing macrolide antibiotics industry in China.

Competitive Environment

The market for pharmaceutical products is highly competitive. Our operations may be affected by technological advances by competitors, industry consolidation, patents granted to competitors, competitive combination products, new products offered by our competitors, as well as new information provided by other marketed products and/or other post-market studies. In addition, the ongoing healthcare reform in China provides opportunities as well as challenges to our pipeline development, the market expansion and the operating margin improvement.

Development and Growth Strategy

Research and Development

The cornerstone of our pipeline development relies upon our partnership-based research and development (R&D) efforts which supports us in developing and commercializing our product pipeline and ultimately marketing and sales through our expanding distribution network. In the past fiscal years, our partnership-based R&D has proven its efficiency and expediency in the market penetration and revenue growth. Currently, we have 10 pipeline drugs with our partnership research institutes, of which we are entitled to purchase the exclusive ownership and intellectual properties upon the SFDA approval. The drugs that are currently pending SFDA’s approval include:

•	Huangtengsu Tablets, indicated for women’s inflammatory conditions and intestinal infectious diseases.
•	Lifei Tablets, indicated for cough and other respiratory disorders.
•	Fuyang Granules, indicated for skin irritation and itchiness.
•	Shuxiong Tablets, indicated for coronary heart diseases and angina pectoris.
•	Suxiao Zhixie Capsules, indicated for acute diarrhea symptoms.
•	Shuanghuang Xiaoyan Tablets, indicated for inflammatory conditions and viral infections.
•	Huoxiang Zhengqi Capsules, indicated for various viral infections.
•	Jiegu Xujing Ointment, indicated for sports related injuries and pain.
•	Runing Tablets, indicated for women’s mammary gland disorders.
•	Dengzhan Huasu Tablet, indicated for post-stroke complications, coronary heart diseases and cardiovascular disorders.

Though the pending period of SFDA approval varies from one to several years depending on the individual product, we expect to receive SFDA approvals for these drugs within one and a half to two years based on our past experience.

Jiangchuan Macrolide Project - JCM

By the end of the 2010 calendar year, we completed the construction of the Phase I, 240-ton capacity JCM for the development, manufacturing and sales of Active Pharmaceutical Ingredients (“API”) and chemical intermediates of macrolide antibiotics. We anticipate meaningful macrolide API revenue contribution from JCM in the current fiscal year ending June 30, 2011.

Tianyin Medicine Trading Distribution Business - TMT

We have been developing the distribution portfolio of TMT which distributes products manufactured by both TPI and other pharmaceutical companies to fuel our expanding sales network as well as to provide synergy to our existing organic product portfolio. TMT has been distributing mainly TPI's own products since its inception in 2009. In early November 2010, we successfully obtained one-year distribution rights from one of the most celebrated national brand injection pharmaceutical manufacturers, Jiangsu Lianshui Pharmaceutical, to distribute approximately 15 Lianshui-branded generic injection products including cough suppressant, antibiotics, anti-inflammatory medicines and products for other healthcare indications. We forecast the annual distribution revenue from TMT to approach approximately $15 million.

Fiscal Year 2011 Financial Guidance

We reiterate our fiscal year 2011 revenue guidance of $113.0 million, representing 76.8% year over year growth and net income guidance of $18.0 million, representing 50.0% year over year growth. Our forecast is based on the following growth drivers: 1) Steady revenue growth of the existing product portfolio featured with Gingko Mihuan Oral Liquid (GMOL) for age-related cardiovascular and central nervous system disorders such as coronary heart diseases and stroke, Xuelian Chongcao Oral Liquid (XLCC) for immunity enhancement, Azithromycin Tablets (AZI) for bacterial infections and Apu Shuangxin (Benorylate) Granules (APU) for rheumatoid arthritis; 2) Capacity ramp-up of TPI's newly completed production facility; 3) New product market entries from TPI's pipeline; 4) Antibiotic API revenue from JCM; and 5) Revenue contribution from TMT, TPI’s distribution arm for specialty products by other pharmaceuticals that provide synergy to our existing product portfolio. In our forecast, we assume steady pricings for our products and revenue growth driven by increased sales. Forecasted net income excludes any non-cash expenses associated with stock compensation plans or stock option expenses.

Our current facilities operate at approximately 80% of the total capacity on 24 hours per day schedule. We will be able to further utilize the remaining capacity and optimize the production with high-efficiency equipment base on increasing market demand.

The management will continue to evaluate the Company's business outlook and communicate any changes on a quarterly basis or as when appropriate.

Discussion on Operating Results

The following table shows the results of our business. All references to the results of operations and financial conditions are on a consolidated basis that includes Chengdu Tianyin, TMT and JCM.

Comparison of results for the three months ended December 31, 2010 and 2009 (in $ millions):

	Three Months Ended December 31,
	2010	2009

Sales	$25.3	$14.9
Cost of sales	$14.0	$7.2
Gross profit	$11.3	$7.8
Operating expenses	$6.0	$4.6
Operating income	$5.3	$3.1
Provision for income taxes	$0.9	$0.6
Net income	$4.4	$2.6
Foreign exchange adjustment	$0.8	$0.0
Comprehensive income	$5.2	$2.6

Sales for the quarter ended December 31, 2010 was $25.3 million, up 69.6% as compared to $14.9 million for the quarter ended December 31, 2009. The channel expansion, market penetration and optimized usage of our production facility continue to be the major drivers for the revenue growth. Our current hospital coverage reached 880 hospitals up from 850 hospitals from the beginning of FY2011.

Revenues from the top selling products are listed as follows:

•	GMOL: $5.4 million, revenue driving prescription patented proprietary medicine for stroke treatment, nationally reimbursed;
•	APU: $1.8 million, flagship OTC product with proprietary granular formulation for inflammation and rheumatism;
•	AZI: $1.0 million, branded Essential Drug Listed (EDL) highly effective broad spectrum antiobiotics;
•	XLCC: $1.1 million, formulated proprietary TCM oral liquid for immunity and sexual function enhancement;
•	QR: $0.8 million, modernized TCM legacy product for viral infections such as H1N1 influenza.

These products totaled $10.1 million in sales, representing 40.0% of the quarterly revenue.

Cost of Sales for the quarter ended December 31, 2010 were $14.0 million or 55.3% of sales as compared to $7.2 million or 48.3% of the sales of the quarter ended December 31, 2009. Our cost of sales consists of the raw material cost, labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead.

Gross Margin for the quarter ended December 31, 2010 was 44.7% as compared to 51.9% for the quarter ended December 31, 2009. The overall decrease in gross margins was attributable to the addition of TMT revenues, the distribution arm of TPI,  whose gross margins average approximately 15%, while in this quarter, our 56 product organic portfolio delivered approximately 55% gross margins, an increase of approximately 7%, over the 52% gross margins recognized during the quarter ended December 31, 2009. Given the blend of the recently added lower margin distribution revenue and the improvement in the gross margins associated with our proprietary portfolio, we anticipate that our overall gross margin in the near term, on a quarter to quarter comparison basis, may trend lower, but on a sequential basis should stabilize and improve depending upon the revenue mix percentages of TMT revenue as compared to the proprietary portfolio’s revenue performance.

Operating Expenses for the quarter ended December 31, 2010 were $6.0 million, compared with $4.6 million for the quarter ended December 31, 2009. The increase was mainly the result of 1) continuing sales expansion-related sales payroll and marketing expenses, 2) the remaining financial costs of the previous restricted stock compensation of 614,500 shares on July 15, 2010 with three vesting periods on July 15, 2010, October 15, 2010 and January 15, 2011 for 55 key employees of TPI for their significant contribution during the fiscal year 2009 and the fiscal year 2010.

Net Income was $4.4 million for the quarter ended December 31, 2010, as compared to net income of $2.6 million for the quarter ended December 31, 2009, a net increase of $1.8 million or 69.2% year over year. Net profit margins for the quarter ended December 31, 2010 rose to 17.4% from 17.2% for the quarter ended December 31, 2009 as the leverage in the TPI’s business operation further drives the growth of the revenue while keeping the operating expenses in-line with the sales expansion.

Foreign Currency Translation Adjustment Our reporting currency is the US dollar. We have evaluated the determination of its functional currency based on the guidance in ASC Topic, “Foreign Currency Matters,” which provides that an entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment in which an entity primarily generates and expends cash. We have raised financings in the U.S. dollar, paid operating expenses primarily in the U.S. dollar, paid dividends to its shareholders of common stock and expected to receive any dividends that may be declared by its subsidiaries in U.S. dollars. Therefore, it has been determined that our functional currency is the U.S. dollar based on the expense and financing indicators, in accordance with the guidance in ASC 830-10-85-5. However, the functional currency of Chengdu Tianyin, our indirectly owned operating subsidiary is Renminbi (RMB). Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period.  Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $0.81 million as of December 31, 2010. The balance sheet amounts with the exception of equity at December 31, 2010 were translated at 6.59196 RMB to 1.00 US dollar as compared to 6.81663 RMB to 1.00 US dollar at December 31, 2009. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the quarters ended December 31, 2010 and 2009 were the average exchange rates during the years.

             Comprehensive Income that includes the currency adjustment to net income was $5.2 million for the quarter ended December 31, 2010, as compared to the comprehensive income of $2.6 million for the quarter ended December 31, 2009, an increase of $2.6 million or 100.0% year over year.

Liquidity and Capital Resources

Discussion of Cash Flow (in $ millions)

	For the six months ended December 31,
	2010	2009
Cash provided by operating activities	$10.8	$4.9
Cash used in investing activities	(7.1)	(4.3)
Cash provided by (used in) financing activities	(0.06)	7.0

Operating Activities

As of December 31, 2010, we had working capital totaling approximately $35.7 million, including cash and cash equivalents of $31.2 million. Net cash generated from operating activities for the six months ended December 31, 2010 was $10.8 million, compared with $4.9 million for the six months ended December 31, 2009. The significant increase of 120.4% year over year in cash generated from operating activities was mainly driven by the significant increase of the operating income by 69.7% year over year while net margins improved from 17.2% in the quarter ended December 31, 2009 to 17.4% in the quarter ended December 31, 2010 as a result of business operation leverage.

We believe that TPI is adequately funded to meet all of our working capital and capital expenditure needs for the fiscal year 2011.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2010 and 2009 totaled $7.4 million and $2.9 million respectively. The cash used in investing activities during the six months ended December 31, 2010 was primarily towards the construction of JCM.

Financing Activities

Net cash used in financing activities for the six months ended December 31, 2010 and 2009 totaled ($0.06) million and $6.9 million respectively. The $0.06 million used in financing activities was the payment for preferred share dividends for the then outstanding 1,360,250 shares of preferred stock with 10% annual dividends. The cash of $6.9 million received for the six months ended December 31, 2009 was the result of proceeds received from the October 2009 private equity financing and the warrant exercises.

Borrowings and Credit Facilities

The bank borrowing balance equals the credit facilities as of December 31, 2010. The short-term bank borrowings outstanding as of December 31, 2010 and 2009 were $1.5 million and $1.4 million respectively. We paid an average interest rate of 5.5755% and 5.6286% per annum, respectively. These loans were made from various financial institutions and secured by the property and equipment of Chengdu Tianyin. They do not contain any additional financial covenants or restrictions. The borrowings have one year terms and contain no specific renewal terms.

Cash dividend

On March 26, 2009, we announced that the Board of Directors declared an annual cash dividend of $0.10 per common share that will be paid quarterly. The initial dividend of $.025 per common share was paid to common shareholders of record on April 30, 2009, with the actual distribution occurring around June 10, 2009. The cash dividend was paid solely to common stockholders and was not paid to shares owned by the management, advisors or other inside shareholders, all of whom have agreed to waive receipt of the dividend. The majority of the Company's Preferred Shareholders had approved the cash dividend as of April 14, 2009.

On July 8, 2009, October 5, 2009, and January 11, 2010, respectively, the Company declared quarterly cash dividends to be paid to its common stock shareholders. The dividend of $0.025 per common share, with total amount of $172,023, $344,322 and $403,085, were paid to shareholders of record as of July 31, 2009, October 30, 2009 and February 25, 2010.

In May 2010, we announced the suspension of our dividend to our common stock shareholders. The China health care industry, through the ongoing reform, is currently evolving and realizing an ever changing and dynamic competitive landscape. As a result of the reform, opportunities exist for TPI to capture a greater market share by investing the internal capital resources in our strategic growth plan. We believe by utilizing the capital in our strategic growth plan, we should be able to generate greater long-term returns for our shareholders. Given these opportunities and the necessary approvals that we are required to obtain from our preferred holders to continue to pay a dividend to our common shareholders, we have decided to suspend our common share dividend program.

As a policy, management believes that in the event we experience a shortage of opportunities to efficiently invest and grow our business with our excess cash on hand, then a dividend payable is an appropriate use of excess capital.

Changes in Equity

Common Stock Activity during the Six Months Ended December 31, 2010
Common Stock
Outstanding, June 30, 2010	27,371,526
Newly issued, July 15, 2010 total of 614,500 shares at a fair value of $2.80	614,500
Newly converted, December 21, 2010 from 206,250 preferred shares	206,250
Outstanding, December 31, 2010	28,192,276

During the six months ended December 31, 2010, there have been 206,250 shares of preferred stock converted to common stock which reduced the number of preferred shares to 1,154,000. During the six months ended December 31, 2010, no warrants, including placement agent warrants and options, have been exercised.

Critical Accounting Policies and Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended June 30, 2010, for disclosures regarding TPI’s critical accounting policies and estimates as well as updates further disclosed in our interim financial statements as described in this Form 10-Q.

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

 Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2010, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and are effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Date:  February 11, 2011

By: TIANYIN PHARMACEUTICAL INC.

/s/ Dr. Guoqing Jiang
Name: Dr. Guoqing Jiang
Title: Chairman, Chief Executive Officer

/s/ Dr. James Jiayuan Tong
Name: Dr. James Jiayuan Tong
Title: Chief Financial Officer, Chief Accounting Officer,
Chief Business and Development Officer, Director