Form 10-Q
period 2011-03-31
TIANYIN PHARMACEUTICAL CO., INC.
filed 2011-05-16
CIK 1362718

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

       [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 16, 2011, we are authorized to issue up to 50,000,000 shares of Common Stock, par value $0.001 per share and 10,000,000 shares of Series A Preferred Stock, of which 29,396,276 and -0- preferred shares respectively are outstanding.

PART I- FINANCIAL INFORMATION

TIANYIN PHARMACEUTICAL CO., INC.
Consolidated Balance Sheets
	March 31,	June 30,
	2011	2010
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$31,066,927	$27,009,066
Accounts receivable, net of allowance for doubtful accounts of $436,515	9,742,186	8,185,240
and $421,079 at March 31, 2011 and June 30, 2010, respectively
Inventory	5,431,746	3,588,824
Advance payments	397,020	382,980
Loans receivable	-	294,600
Other current assets	31,831	77,283
Total current assets	46,669,710	39,537,993

Property and equipment, net	25,596,835	14,968,822

Intangibles, net	15,295,417	15,232,286

Total assets	$87,561,962	$69,739,101

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$1,556,489	$1,715,781
Accounts payable – construction related	2,389,461	2,248,849
Short-term bank loans	2,748,600	1,473,000
VAT taxes payable	746,997	658,312
Income taxes payable	1,333,674	861,614
Other taxes payable	159,356	19,564
Dividends payable	34,661	72,995
Other current liabilities	537,834	429,135
Total current liabilities	9,507,072	7,479,250

Total liabilities	9,507,072	7,479,250

Equity
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized,	29,396	27,326
29,396,276 and 27,371,526 shares issued and outstanding at
March 31, 2011 and June 30, 2010, respectively
Series A convertible preferred stock, $0.001 par value -0- and 1,360,250	-	1,360
shares issued and outstanding at March 31, 2011 and June 30, 2010,
Respectively
Additional paid-in capital	31,536,139	29,623,396
Statutory reserve	3,732,883	3,732,883
Treasury stock	(111,587)	(111,587)
Retained earnings	37,339,441	25,687,770
Accumulated other comprehensive income	5,096,149	2,845,076
Total stockholders’ equity	77,622,421	61,806,224

Noncontrolling interest	432,469	453,627

Total equity	78,054,890	62,259,851

Total liabilities and equity	$87,561,962	$69,739,101

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Sales	$24,880,980	$15,917,771	$72,165,647	$44,259,352

Cost of sales	14,044,670	7,493,230	39,183,982	21,019,960

Gross profit	10,836,310	8,424,541	32,981,665	23,239,392

Operating expenses:
Selling, general and administrative	5,517,647	4,607,897	17,252,309	13,135,398
Research and development	286,020	218,515	802,696	608,385
Total operating expenses	5,803,667	4,826,412	18,055,005	13,743,783

Income from operations	5,032,643	3,598,129	14,926,660	9,495,609

Other income (expenses):
Interest income	33,083	15,068	90,681	34,436
Interest expense	(29,791)	(18,913)	(72,599)	(58,276)
Other income (expenses)	-	-	-	(39,510)
Total other Income (Expenses)	3,292	(3,845)	18,082	(63,350)

Income before provision for income tax	5,035,935	3,594,284	14,944,742	9,432,259

Provision for income tax	1,323,665	686,161	3,171,172	1,767,852

Net income	3,712,270	2,908,123	11,773,570	7,664,407

Less: Net income (loss) attributable to
noncontrolling interest	(4,492)	(1,357)	(21,121)	(2,397)

Net income attributable to Tianyin
Pharmaceutical Co., Inc.	3,716,762	2,909,480	11,794,691	7,666,804

Basic earnings per share	$0.13	$0.11	$0.42	$0.31
Diluted earnings per share	$0.12	$0.09	$0.39	$0.26

Weighted average number of common shares
outstanding
Basic	28,218,732	26,363,749	28,031,064	23,650,332
Diluted	29,822,596	31,631,330	30,062,270	29,931,923

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2011	2010	2011	2010
Net income	$3,712,270	$2,908,123	$11,773,570	$7,664,407

Other comprehensive income
Foreign currency translation adjustment	484,258	(155)	2,251,109	46,808

Total other comprehensive income	484,258	(155)	2,251,109	46,808

Comprehensive income	4,196,528	2,907,968	14,024,679	7,711,215

Comprehensive income attributable to the
noncontrolling interest	(103)	-	(37)	(179)

Comprehensive income attributable to
Tianyin Pharmaceutical Co., Inc.	$4,196,425	$2,907,968	$14,024,642	$7,711,036

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.
Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net Income	$11,773,570	$7,664,407
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	893,896	678,372
Bad debt expense	-	96,734
Share-based payments	1,913,453	1,274,516
Loss on disposal of fixed assets	-	39,510
Changes in assets and liabilities:
Accounts receivable	(1,235,887)	(2,725,110)
Inventory	(1,682,777)	190,744
Other current assets	46,400	457,487
Accounts payable and accrued expenses	(267,848)	437,483
Accounts payable – construction related	280,295	2,887,122
VAT taxes payable	36,038	87,300
Income taxes payable	433,118	195,177
Other taxes payable	164,187	5,175
Dividends payable	(18,138)	-
Other current liabilities	(131,682)	195,931
Total adjustments	431,055	3,820,441

Net cash provided by operating activities	12,204,625	11,484,848

Cash flows from investing activities:
Additions to property and equipment	(10,317,824)	(5,338,740)
Additions to intangible assets – approved drugs	-	(2,742,168)
Loans receivable	300,300	(293,280)

Net cash used in investing activities	(10,017,524)	(8,374,188)

Cash flows from financing activities:
Proceeds from bank loans	1,201,200	65,988
Additional paid-in capital	-	8,864,825
Contribution from minority shareholders	-	439,920
Dividends paid	(54,857)	(1,577,068)

Net cash provided by financing activities	1,146,343	7,793,665

Effect of foreign currency translation on cash	724,417	2,852

Net increase in cash and cash equivalents	4,057,861	10,907,177

Cash and cash equivalents – beginning	27,009,066	12,352,223

Cash and cash equivalents – ending	$31,066,927	$23,259,400

Supplemental schedule of non cash activities
Advance payments exchanged for intangible assets – drug	$-	$807,986

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

TIANYIN PHARMACEUTICAL CO., INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

In preparing the accompanying unaudited consolidated financial statements, we evaluated the period from March 31, 2011 through the date the financial statements were issued for material subsequent event requiring recognition or disclosure. (see Note 18)

Interim Financial Statements

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

Reclassification

Certain amounts as of March 31, 2010 were reclassified for presentation purposes.

TIANYIN PHARMACEUTICAL CO., INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 3 – Accounts Receivable

Trade accounts receivable are stated at original invoice amount less allowance for doubtful receivables based on management’s periodic review of aging of outstanding balances and customer credit history. Allowance for doubtful accounts amounted to $436,515 and $421,079 as of March 31, 2011 and June 30, 2010, respectively.

Note 4– Inventory

Inventory as of March 31, 2011 and June 30, 2010 consists of the following:

	March 31, 2011	June 30, 2011
Raw materials	$735,833	$268,443
Packaging supplies	813,441	1,798,555
Work in process	2,844,373	1,326,441
Finished goods	1,038,099	334,399
Subtotal	5,431,746	3,727,838
Less: Inventory reserve	-	139,014
Total	$5,431,746	$3,588,824

Note 5– Property and Equipment

Property and equipment as of March 31, 2011 and June 30, 2010 consist of the following:

	March 31, 2011	June 30, 2010

Buildings	$9,106,079	$8,784,057
Machinery and equipment	2,736,982	2,640,194
Office equipment and furniture	58,328	56,145
Vehicles	65,358	63,045
Subtotal	11,966,747	11,543,441
Less: Accumulated depreciation	2,848,436	2,348,544
	9,118,311	9,194,897
Add: Construction in progress	16,478,524	5,773,925
Total	$25,596,835	$14,968,822

Depreciation expenses for the three months ended March 31, 2011 and 2010 were $137,151 and $127,516, and for nine months ended March 31, 2011 and 2010 were $406,884 and $385,801, respectively.

Note 6– Intangible Assets

Intangible assets as of March 31, 2011 and June 30, 2010 consist of the following:

	March 31, 2011	June 30, 2010

Land use rights	$1,511,730	$1,458,270
Approved drugs:
Traditional Chinese Medicine subject to impairment	9,414,455	9,081,528
Non-traditional Chinese Medicine	5,878,950	5,671,050
Total approved drugs	15,293,405	14,752,578
Total Intangible assets	16,805,135	16,210,848
Less: accumulated amortization	1,509,718	978,562

Total	$15,295,417	$15,232,286

TIANYIN PHARMACEUTICAL CO., INC.
Notes to Consolidated Financial Statements
(Unaudited)

Amortization expenses for the three months ended March 31, 2011 and 2010 were $154,161 and $157,281, and for the nine months ended March 31, 2011 and 2010 were $487,012 and $292,571, respectively.

Note 7 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2011	June 30, 2010

Accounts payable	$1,517,489	$1,535,781
Accrued expenses	39,000	180,000

Total	$1,556,489	$1,715,781

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

Note 8 – Short-Term Bank Loans

Short-term bank loans consist of the following:

	March 31,	June 30,
	2011	2010

On January 29, 2010, the Company obtained a loan from China CITIC Bank. The principal is to be paid in full by January 28, 2011.The interest is to be calculated using an annual fixed interest rate of 5.5755% and paid monthly. The loan is secured by the Company’s property and equipment.	$-	$1,473,000

On January 1, 2011, the Company obtained a loan from China CITIC
Bank. The principal is to be paid in full in July 29, 2011. The interest is calculated using an annual fixed interest rate of 6.1005% and paid
monthly. The loan is secured by the Company’s property and equipment.	$1,221,600	$-

In March 2, 2011, the Company obtained a loan from China CITIC
Bank. The principal is to be paid in full in March 2, 2012. The interest is calculated using an annual fixed interest rate of 6.666% and paid
monthly. The loan is secured by the Company’s property and equipment.	$1,527,000	$-

Total short-term bank loans	$2,748,600	$1,473,000

Note 9 – Income Taxes

Raygere is incorporated in the British Virgin Islands. Under the corporate tax laws of British Virgin Islands, it is not subject to tax on income or capital gain.

The operating subsidiary, Chengdu Tianyin, is a wholly foreign-owned enterprise incorporated in the PRC and subject to PRC Foreign Enterprise Income Tax (“FEIT”) Law. Chengdu Tianyin is entitled to the preferential tax treatment for Opening Up its production facility in Western China in Sichuan Province. The applicable reduced preferential state EIT rate under this policy is 15% until December 31, 2010. Starting January 1, 2011, the effective tax rate for Chengdu Tianyin is 25%. As domestic invested companies, the effective tax rates of Tianyin Medicine Trading (TMT) and Sichuan Jiangchuan (JCM) operations are both 25%.

TIANYIN PHARMACEUTICAL CO., INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 9 – Income Taxes (continued)

On March 16, 2007, the National People’s Congress of China enacted a new Corporate Income Tax (“CIT”) law, under which FIEs and domestic companies would be subject to CIT at a uniform rate of 25%. The new CIT law will become effective on January 1, 2008. Currently, the Company does not believe the new CIT law will affect the preferential tax treatments enjoyed by them. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of March 31, 2011, the Company has not recorded any withholding tax on the retained earnings of its foreign invested enterprises in China.

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

In July 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company does not recognize any benefits in the financial statements for nine months ended March 31, 2011.

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
(Unaudited)

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

By March 18, 2011, under the mandatory conversion agreement, the remaining totaled 1,360,000 preferred shares were converted to common shares as 1:1 exchange ratio.

As of May 16, 2011, there were 29,396,276 common shares outstanding with -0- outstanding preferred shares.

TIANYIN PHARMACEUTICAL CO., INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 11 – Employee Welfare Plan

The Company has established an employee welfare plan in accordance with Chinese laws and regulations. Full-time employees of the Company in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. PRC labor regulations require the Company to accrue for these benefits based on a certain percentage of the employees’ salaries. The total contribution for such employee benefits was $492,007 and $151,494 for the nine months ended March 31, 2011 and 2010, respectively.

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

Note 13 – Risk of Concentrations and Credit Risk

During the nine months ended March 31, 2011, three major vendors accounted for approximately 38% of the Company’s raw materials, while during the nine months ended March 31, 2010, three major vendors accounted for approximately 29% of the Company’s raw materials. Total purchases from these vendors were $7,898,223 and $6,313,105 for the nine months ended March 31, 2011 and 2010, respectively.

Five major customers accounted for 9% and 15% of the total sales for the nine months ended March 31, 2011 and 2010, respectively. Total sales to these customers were $6,654,915 and $6,638,902, for the nine months ended March 31, 2011 and 2010, respectively.

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

Note 14 – Supplemental Cash Flow Disclosures

The following is supplemental information relating to the consolidated statements of cash flows:

	For the Nine Months Ended March 31
	2011	2010

Cash paid for interest	$72,599	$58,276
Cash paid for income taxes	$3,171,172	$1,572,675

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

TIANYIN PHARMACEUTICAL CO., INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 15 – Earnings Per Share (continued)
	Three Months Ended March 31,
	2011	2010
Net income attributable to Tianyin Pharmaceutical Co., Inc.	$3,716,762	$2,909,480
(numerator for diluted income per share)
Less: Dividend attributable to preferred stockholders	34,661	82,541

Net income attributable to common stockholders	3,682,101	2,826,939
(numerator for basic income per share)

Weighted average common shares
(denominator for basic income per share)	28,218,732	26,363,749

Effect of diluted securities:
Convertible preferred stock	1,148,656	2,125,528
Warrants	455,208	3,142,053

Weighted average common shares

(denominator for diluted income per share)	29,822,596	31,631,330

Basic net income per share	$0.13	$0.11
Diluted net income per share	$0.12	$0.09

	Nine Months Ended March 31,
	2011	2010

Net income attributable to Tianyin Pharmaceutical Co., Inc.	$11,794,691	$7,666,804
(numerator for diluted income per share)
Less: Dividend attributable to preferred stockholders	143,019	414,762

Net income attributable to common stockholders	11,651,672	7,252,042
(numerator for basic income per share)

Weighted average common shares
(denominator for basic income per share)	28,031,064	23,650,332

Effect of diluted securities:
Convertible preferred stock	1,290,748	3,354,810
Warrants	740,458	2,926,781

Weighted average common shares
(denominator for diluted income per share)	30,062,270	29,931,923

Basic net income per share	$0.42	$0.31
Diluted net income per share	$0.39	$0.26

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

TIANYIN PHARMACEUTICAL CO., INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 16 – Share – Based Payments (continued)

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

Accordingly, an aggregate of $1,913,453 and $1,274,516 share based payments were recognized in the income statements for the nine months ended March 31, 2011 and 2010, respectively.

Note 17 – Non Cash Financial Impact Analysis of Warrants

Under ASC 815-40-15, the Company’s accounting treatment of the warrants including Series A and B warrants from July 1, 2009 until December 31, 2010 is subject to revisions. Due to the presence of certain anti-dilutive clauses in both warrants during the above period, these financial instruments could be re-categorized as liabilities while they were previously treated as equity.

Since the removal of the anti-dilutive clauses in both series of warrants on January 14, 2011, the warrants were re-categorized as equity in the third quarter of fiscal year 2011 while the accounting issues related to the warrants ceased to exist.

Based on the exercise data and weighted valuation, we calculated the non-cash impact for the fiscal year 2010 and the first two quarters of fiscal year 2011.The analysis indicated that the impact from the warrants for fiscal year 2010 was a loss of ($0.16) million, or (1.07%) to pretax net income of $14.7 million and a  gain of $1.28 million, or 12.9% to net income for the first two quarters of fiscal year 2011 of $9.9 million.

The foregoing accounting treatment is currently subject to review by the staff of the SEC, as part of its review of our Form 10-K for the fiscal year ended June 30, 2010 and certain other periodic reports. We have requested that the staff to waive the requirement to amend or restate prior periods due to the fact that 1) the changes would be based on non-cash/non-operational charges, and were subsequently removed; 2) the confusion it could potentially cause to investors; and 3) the hardship that could be caused to the Company and its shareholders. Notwithstanding our request, it is possible that the staff will require that we amend or restate prior periods based on the above noted potential non-cash/non-operation financial changes to our financial statements.

Note 18 –Preferred Shares

Due to the presence of the down round protection clauses in the preferred shares agreement from January 2008 financing, this financial instrument could be reclassified as liability under ASC 815-40-15 if certain conditions are met.

By March 18, 2011, all preferred shares have been converted to TPI common stocks at 1:1 ratio under the mandatory conversion of the preferred share agreement. As of March 18, 2011, there were -0- preferred shares outstanding.

For the period of July 1, 2009 to December 31, 2010, there were 2.7 million to 1.3 million preferred shares outstanding with continuous conversions of preferred to common shares of TPI at 1:1 ratio.

Based on the foregoing conversions, our review of ASC 815-40-15, and the terms of the down round protection provision in the terms of TPI preferred shares, which describes the conversion price adjustments  according to subsequent issuance of the Company’s common stock, we believe  that the preferred shares should remain classified as equity.  However, should the SEC staff disagree with our position, we may be required to reclassify all or a portion of the preferred shares as debt rather than equity, which could cause us to have to amend or restate certain prior financial statements.

Note 19 – Subsequent Event

On April 25, 2011, as the last preferred share dividend payment, the Company recorded $34,661 as dividends to the investors of the Company’s January 2008 financings, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. This resolution was approved by the Company’s Board and the Company decided to pay the dividends in cash to those investors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of TPI for the periods ended March 31, 2011 and 2010 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

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

In June 2009, TPI invested $723,500 to establish a wholly-owned trading subsidiary, Tianyin Medicine Trading Co., Ltd (“TMT”) for the sale and distribution of medicine produced by TPI as well as pharmaceuticals produced by other manufacturers. We expect the operation of TMT to optimize our business model through enhanced distribution channels.

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

Though the pending period of SFDA approval varies from one to several years depending on the individual product, we expect to receive SFDA approvals for our pipeline drugs within one and a half to two years based on our past experience.

Jiangchuan Macrolide Project - JCM

Since the construction completion of JCM, we have entered into the equipment installation, GMP certification preparation phase of the JCM  project for the development, manufacturing and sales of Active Pharmaceutical Ingredients (“API”) and chemical intermediates of macrolide antibiotics. During the third quarter of fiscal 2011, we have been conducting the equipment installation, testing runs for production preparation, GMP certification preparation and other procedures that were required for the manufacture of our macrolide API.

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

Fiscal Year 2011 Financial Guidance

Due to the recent healthcare reform and the resulting pricing pressure on  generic pharmaceutical sales nationwide, since January 2011, our generic division which makes up approximately 40% of our total revenue is expected to experience sales reduction for the next few quarters. In addition, the longer than expected equipment installation and GMP certification preparation process following the newly issued SFDA GMP standards by the PRC government at the beginning of March 2011, are expected to reduce the previously forecast revenue contribution from our JCM macrolide facility. We therefore revise our fiscal year 2011 revenue guidance to $90.0 million representing 40.8% year over year growth, from the previously guided $113.0 million in revenue.

Based on the revised revenue forecast of $90.0 million along with the new 25% income tax rate starting in January 2011 from the previous 15% for Chengdu Tianyin, we revise our net income forecast to $16 million, representing 32.9% year over year growth from previous $18 million. The forecasted net income excludes any non-cash expenses associated with stock compensation plans or stock option expenses.

Our analysis of the market condition suggests that although the pricing pressure on the generic division is likely to continue for the remainder of 2012 calendar year, the JCM revenue along with the TMT distribution revenue are expected to support the growth of TPI for the coming fiscal year. Our forecast for the revenue contribution of the JCM macrolide revenue for the fiscal year 2012 is approximately $30 million.

Our current facilities operate at approximately 80% of the total capacity on 24 hours per day schedule. We will be able to further utilize the remaining capacity and optimize the production with high-efficiency equipment based on increasing market demand.

Management will continue to evaluate the Company's business outlook and communicate any changes on a quarterly basis or as when appropriate.

Discussion of Operating Results

The following table shows the results of our business. All references to the results of operations and financial conditions are on a consolidated basis that includes Chengdu Tianyin, TMT and JCM.

Comparison of results for the three months ended March 31, 2011 and 2010 (in $ millions):

	Three Months Ended March 31,
	2011	2010

Sales	$24.9	$15.9
Cost of sales	$14.0	$7.5
Gross profit	$10.8	$8.4
Operating expenses	$5.8	$4.8
Operating income	$5.0	$3.6
Provision for income taxes	$1.3	$0.7
Net income	$3.7	$2.9
Foreign exchange adjustment	$0.5	$(0.0)
Comprehensive income	$4.2	$2.9

Sales for the quarter ended March 31, 2010 was $24.9 million, up 56.3% as compared to $15.9 million for the quarter ended March 31, 2010. Although our generic pharmaceutical sales have been under pricing pressure since the beginning of the third quarter, the channel expansion and optimized production facility usage, along with the healthy TMT distribution revenue, supported the total revenue growth.

With the current hospital coverage at 880 hospitals up from 850 hospitals from the beginning of fiscal year 2011, we are targeting to reach 900 hospitals by the end of fiscal year 2011.

Revenues from the top selling products are listed as follows,

•	GMOL: $5.6 million, prescription patented proprietary medicine for stroke treatment, nationally reimbursed;
•	APU: $1.8 million, OTC product with proprietary granular formulation for inflammation and rheumatism;
•	AZI: $0.98 million, branded Essential Drug Listed (EDL) highly effective broad spectrum antibiotics;
•	XLCC: $1.1 million, formulated proprietary TCM oral liquid for immunity and sexual function enhancement;
•	QR: $0.77 million, modernized TCM legacy product for viral infections such as H1N1 influenza.

These products totaled $10.2 million in sales, representing 41.2% of the quarterly revenue.

Cost of Sales for the quarter ended March 31, 2011 was $14.0 million or 56.2% of sales as compared to $7.5 million or 47.2% of the sales of the quarter ended March 31, 2010. Our cost of sales consists of the raw material cost, labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead.

Gross Margin for the quarter ended March 31, 2011 was 43.6% as compared to 52.8% for the quarter ended March 31, 2010. The decrease in gross margins was attributable to the addition of TMT revenues, the distribution arm of TPI, whose gross margins average approximately 15%. In addition, the pricing pressure on our generic products also contributes to the reduction of the gross margins. During this quarter, our organic product portfolio delivered approximately 51.4% gross margins, about 1.4% lower than 52.8% from a year earlier. Given the blend of the TMT lower margin distribution revenue and recent gross margin reduction associated with our proprietary portfolio under the current pricing trend, we anticipate that our overall gross margin in the near term, on a quarter to quarter comparison basis, may trend lower, but on a sequential basis should stabilize and improve depending upon the revenue mix percentages of TMT revenue, upcoming JCM macrolide API revenue as compared to the proprietary portfolio’s revenue performance.

Operating Expenses for the quarter ended March 31, 2011 were $5.8 million, compared with $4.8 million for the quarter ended March 31, 2010. Continuing sales payroll and marketing expense increase are the main components of the operating expenses.

Net Income reached $3.7 million for the quarter ended March 31, 2011, as compared to net income of $2.9 million for the quarter ended March 31, 2010, a net increase of $0.8 million or 27.6% year over year. Net profit margins for the quarter ended March 31, 2011 decreases to 14.9% from 18.3% for the quarter ended March 31, 2010 mainly attributable to 1) recent pricing pressure on the generic pharmaceutical business, 2) lower margin TMT distribution revenue, 3) increase of tax provisions to 25% starting January 2011 from the previous 15% for Chengdu Tianyin after the expiration of the three year tax benefit for high tech enterprise. We expect the stabilization of the net profit margin at approximately 15% going forward under the current pharmaceutical sales market condition.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $0.48 million as of March 31, 2011. The balance sheet amounts with the exception of equity on March 31, 2011 were translated at 6.55738 RMB to 1.00 US dollar as compared to 6.81663 RMB to 1.00 US dollar on March 31, 2010. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the quarters ended March 31, 2011 and 2010 were the average exchange rates during the years.

               Comprehensive Income that includes the currency adjustment to net income was $4.2 million for the quarter ended March 31, 2011, as compared to the comprehensive income of $2.9 million for the quarter ended March 31, 2010, an increase of $1.3 million or 44.8% year over year.

Liquidity and Capital Resources

Discussion of Cash Flow (in $ millions)

	For the nine months ended March 31,
	2011	2010
Cash provided by operating activities	$12.3	$11.5
Cash used in investing activities	(10.0)	(8.4)
Cash provided by (used in) financing activities	1.1	7.8

Operating Activities

As of March 31, 2011, we had working capital totaling approximately $37.2 million, including cash and cash equivalents of $31.1 million. Net cash generated from operating activities for the nine months ended March 31, 2011 was $12.3 million, compared with $11.5 million for the nine months ended March 31, 2010, about 7.0% increase year over year. The construction related accounts payable of $2.6 million in this quarter is the main reason for a lower growth percentage compared with the previous quarters.

We believe that TPI is adequately funded to meet all of our working capital and capital expenditure needs for the fiscal year 2011.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2011 and 2010 totaled $10.0 million and $8.4 million respectively. The cash used in investing activities during the nine months ended March 31, 2011 was primarily towards the JCM construction, equipment installation and GMP certification.

Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2011 and 2010 totaled $1.1 million and $7.8 million respectively. The $1.1 million provided by financing activities was a new loan of $1.2 million from CITIC at about market interest spot rate around 6% for one year and the payment for preferred share dividends for the then outstanding 1,360,250 shares of preferred stock with 10% annual dividends. By March 18, 2011, all preferred shares were converted to TPI common stocks at 1:1 ratio. There will be no further preferred share dividend payment going forward. The cash of $7.8 million received for the nine months ended March 31, 2010 was the result of proceeds received from the October 2009 private equity financing and the warrant exercises.

Borrowings and Credit Facilities

The bank borrowing balance equals the credit facilities as of March 31, 2011. The short-term bank borrowings outstanding as of March 31, 2011 and 2010 were $2.7 million and $1.5 million respectively. We paid an average interest rate of 6.4113% and 5.6286% per annum, respectively. These loans were made from CITIC bank and secured by the property and equipment of Chengdu Tianyin. They do not contain any additional financial covenants or restrictions. The borrowings have one year terms and contain no specific renewal terms.

Cash dividend

On March 26, 2009, we announced that the Board of Directors declared an annual cash dividend of $0.10 per common share that will be paid quarterly. The initial dividend of $0.025 per common share was paid to common shareholders of record on April 30, 2009, with the actual distribution occurring around June 10, 2009. The cash dividend was paid solely to common stockholders and was not paid to shares owned by the management, advisors or other inside shareholders, all of whom have agreed to waive receipt of the dividend. The majority of the Company's Preferred Shareholders had approved the cash dividend as of April 14, 2009.

On July 8, 2009, October 5, 2009, and January 11, 2010, respectively, the Company declared quarterly cash dividends to be paid to its common stock shareholders. The dividend of $0.025 per common share, with total amount of $172,023, $344,322 and $403,085, were paid to shareholders of record as of July 31, 2009, October 30, 2009 and February 25, 2010, respectively.

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

Changes in Equity

Common Stock Activity during the Nine Months Ended March 31, 2011
Common Stock
Outstanding, June 30, 2010	27,371,526
Newly issued, July 15, 2010 total of 614,500 shares at a fair value of $2.80	614,500
Newly converted, December 21, 2010 from 206,250 preferred shares	206,250
Newly converted, 1,154,000 preferred shares by March 18, 2011	1,154,000
Newly issued, 50,000 restricted shares, February 22, 2011	50,000
Outstanding, March 31, 2011	29,396,276

During the nine months ended March 31, 2011, there have been 1,360,250 shares of preferred stock converted to common stock by March 18, 2011, which reduced the number of preferred shares to zero. During the reporting period, no warrants, including placement agent warrants and options, have been exercised.

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

 Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2011, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and are not fully effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure as a result of the material weakness described herein.

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

(b)	Changes in internal control over financial reporting

In our Management’s Report on Internal Control Over Financial Reporting included in our Form 10-K for the year ended June 30, 2010, management concluded that our internal controls over financial reporting were effective. Management did however identify a significant deficiency as of June 30, 2010, as discussed in our Form 10-K for the year ended June 30, 2010. In connection with our review of our internal controls and procedures over financial reporting as of our last fiscal quarter, ended March 31, 2011, and based on certain comments that we received from the staff of the SEC regarding the accounting treatment and subsequently the non-cash/non-operational financial charges of Series A and B Warrants, which may result in our having to amend or restate financial statements from July 1, 2009 till December 31, 2010, management has concluded that the Company has a material weakness.  A material  weakness is a control  deficiency,  or  combination  of control deficiencies,  that  results  in more than a remote  likelihood  that a material misstatement  of the  financial  statements  will not be  prevented or detected. Management identified the following material weaknesses during its assessment of our internal control over financial  reporting as of March 31, 2011.

●	Lack of sufficient knowledge regarding U.S. GAAP reporting by our existing accounting staff.
●	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control;
●	Lack of sufficient documentation with our existing financial processes, risk assessment and internal controls.

Currently we do not have sufficient in-house expertise in US GAAP reporting. Additionally, Mr. Hongcai Li, the financial controller at our operating subsidiary recently requested a temporary leave of absence due to personal reasons and remains as an accounting consultant for the quarterly and annual financial reporting of the Company.  Since the end of our last fiscal quarter, management has met on numerous occasions and discussed the following plans to remedy the material weaknesses discussed above. We are seeking to do the following,

1.
Recruit experienced professionals to augment and upgrade our financial staff for sufficient US GAAP financial reporting.  We believe that additional accounting staff trained in U.S. GAAP would improve our controls and procedures, specifically with regard to the preparation of our financial statements; and

2.	The Company has made efforts to improve our current accounting staff’s knowledge of U.S. accounting standards.

We believe that the remediation measures we are taking, if effectively implemented and maintained, will remediate the material weaknesses discussed above.

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

Date:  May 16, 2011

By: TIANYIN PHARMACEUTICAL INC.

/s/ Dr. Guoqing Jiang
Name: Dr. Guoqing Jiang
Title: Chairman, Chief Executive Officer

/s/ Dr. James Jiayuan Tong
Name: Dr. James Jiayuan Tong
Title: Chief Financial Officer, Chief Accounting Officer,
Chief Business and Development Officer, Director