Form 10-Q/A
period 2010-09-30
TIANYIN PHARMACEUTICAL CO., INC.
filed 2011-08-22
CIK 1362718

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
(Amendment No.1)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

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

EXPLANATORY NOTE

We are filing this Form 10-Q/A for the period ended September 30, 2010 (“Amended Report”) to correct an error in applying FASB Accounting Standards Codification Topic 815-40-15, "Derivatives and Hedging - Contracts in Entity's Own Equity" ("ASC 815-40") by Tianyin Pharmaceutical Co., Inc. (the “Company” or “TPI”) as of September 30, 2009, which would have resulted in the Company classifying and recognizing its Series A and Series B warrants previously issued by the Company as a liability rather than as stockholders' equity. This Amended Report is being filed to amend the disclosures affected by the corrected application of ASC 815-40. This Amended Report may not reflect events occurring after the filing of the Form 10-Q on November 12, 2010, nor does it modify or update those disclosures presented therein, except with regard to the modifications described in this Explanatory Note. As such, this Amended Report continues to speak as of November 12, 2010. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other reports filed with the SEC subsequent to the filing of our Original Report, including any amendments to those filings.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amended Report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

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

/s/ Patrizio & Zhao, LLC
Patrizio & Zhao, LLC

Parsippany, New Jersey
November 12, 2010
(Except for Note 1, 9, 15, 17 and 18 as to which the date is August 22, 2011)

TIANYIN PHARMACEUTICAL CO., INC.
Consolidated Balance Sheets

	September 30,	June 30,
	2010	2010
Assets	(restated)	(restated)
Current assets:
Cash and cash equivalents	$26,889,203	$27,009,066
Accounts receivable, net of allowance for doubtful accounts of $427,939	9,171,877	8,185,240
and $421,079 at September 30, 2010 and June 30, 2010, respectively
Inventory	5,218,254	3,588,824
Advance payments	389,220	382,980
Loans receivable	299,400	294,600
Other current assets	172,189	77,283
Total current assets	42,140,143	39,537,993

Property and equipment, net	17,023,433	14,968,822

Intangibles, net	15,297,911	15,232,286

Total assets	$74,461,487	$69,739,101

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$1,523,622	$1,715,781
Accounts payable – construction related	1,131,717	2,248,849
Short-term bank loans	1,497,000	1,473,000
VAT taxes payable	583,630	658,312
Income taxes payable	916,459	861,614
Other taxes payable	59,801	19,564
Dividends payable	54,857	72,995
Other current liabilities	597,665	429,135
Total current liabilities	6,364,751	7,479,250

Warrants liability	5,006,889	4,733,872
Total liabilities	11,371,640	12,213,122

Equity
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized,	27,986	27,326
27,986,026 and 27,371,526 shares issued and outstanding at
September 30, 2010 and June 30, 2010, respectively
Series A convertible preferred stock, $0.001 par value 1,360,250 shares	1,360	1,360
issued and outstanding at September 30, 2010 and June 30, 2010,
Respectively
Additional paid-in capital	26,314,898	25,046,388
Statutory reserve	3,732,883	3,732,883
Treasury stock	(111,587)	(111,587)
Retained earnings	28,880,566	25,530,906
Accumulated other comprehensive income	3,797,958	2,845,076
Total stockholders’ equity	62,644,064	57,072,352

Noncontrolling interest	445,783	453,627

Total equity	63,089,847	57,525,979

Total liabilities and equity	$74,461,487	$69,739,101

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	September 30,
	2010	2009
	(restated)	(restated)
Sales	$21,950,814	$13,405,203

Cost of sales	11,139,689	6,349,227

Gross profit	10,811,125	7,055,976

Operating expenses:
Selling, general and administrative	5,987,226	4,117,766
Research and development	257,975	192,490
Total operating expenses	6,245,201	4,310,256

Income from operations	4,565,924	2,745,720

Other income (expenses):
Interest income (expense), net	9,206	(9,560)
Change in Fair Value of warrants	(273,017)	(5,176,646)
Other expenses	-	(39,502)
Total other income (expenses)	(263,811)	(5,225,708)

Income before provision for income taxes	4,302,113	(2,479,988)

Provision for income taxes	905,439	509,936

Net income	3,396,674	(2,989,924)

Less: Net loss attributable to noncontrolling interest	(7,844)	(2,526)

Net income attributable to Tianyin Pharmaceutical Co., Inc.	3,404,518	(2,987,398)

Basic earnings per share	$0.12	$(0.16)
Diluted earnings per share	$0.11	$(0.11)

Weighted average number of common shares outstanding
Basic	27,891,488	19,735,790
Diluted	29,945,191	27,516,458

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended September 30,
	2010	2009
	(Restated)	(Restated)

Net income	3,396,674	(2,989,924)

Other comprehensive income
Foreign currency translation adjustment	952,882	35,857

Comprehensive income	$4,349,556	$(2,954,067)

Less: comprehensive income attributable to noncontrolling interest	211,319	5,721

Comprehensive income attributable to Tianyin Pharmaceutical Co., Inc.	$4,138,237	$(2,959,788)

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	September 30,
	2010	2009
	(restated)	(restated)
Cash flows from operating activities:
Net Income	$3,396,674	$(2,989,924)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	314,116	197,037
Change in Fair Value of warrants	273,017	5,176,646
Share-based payments	1,269,170	512,209
Loss on disposal of fixed assets	-	39,502
Changes in current assets and current liabilities:
Accounts receivable	(843,012)	(1,492,362)
Inventory	(1,552,067)	126,979
Other current assets	(93,032)	419,905
Accounts payable and accrued expenses	(189,572)	183,242
Accounts payable – construction related	(1,139,900)	-
VAT taxes payable	(111,405)	16,025
Income tax payable	40,316	19,054
Other taxes payable	66,462	(433)
Dividends payable	(18,138)	-
Other current liabilities	133,153	33,582
Total adjustments	(1,850,892)	5,231,386

Net cash provided by operating activities	1,545,782	2,241,462

Cash flows from investing activities:
Additions to property and equipment	(1,922,700)	(525,965)
Additions to intangible assets – drug	-	(1,891,269)
Loan receivable	-	(293,220)

Net cash used in investing activities	(1,922,700)	(2,710,454)

Cash flows from financing activities:
Additional paid-in capital	-	2,534,581
Contribution from minority shareholders	-	439,830
Dividends paid	(54,857)	(499,331)

Net cash provided by (used in) financing activities	(54,857)	2,475,080

Effect of foreign currency translation on cash	311,912	(5,435)

Net increase (decrease) in cash and cash equivalents	(119,863)	2,000,653

Cash and cash equivalents – beginning	27,009,066	12,352,223

Cash and cash equivalents – ending	$26,889,203	$14,352,876

Supplemental schedule of non cash activities
Advance payments exchanged for intangible assets – drug	$-	$425,169

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

Note 9 – Income Taxes

Raygere is incorporated in the British Virgin Islands.  Under the corporate tax laws of the British Virgin Islands, Raygere is not subject to tax on income or capital gains.

The operating subsidiary, Chengdu Tianyin, is a wholly foreign-owned enterprise incorporated in the PRC and subject to PRC Foreign Enterprise Income Tax (“FEIT”) Law.  Chengdu Tianyin is entitled to a preferential tax treatment as a direct result of opening a production facility in Western China in Sichuan Province. The applicable reduced preferential state Enterprise Income Tax (“EIT”) rate under this policy was 15% until December 31, 2010 and increased to 25% on January 1, 2011. The Company’s TMT subsidiary and JCM partnership, both domestic invested companies, also are taxed at the 25% rate.

As a result of our requirement to restate certain financial results as further described in Footnote 17 below, we have determined that the PRC FEIT law does not require a non-cash gain and/or loss due to fair value changes in the value of warrants to trigger a taxable event.  Therefore, we believe that the non-cash gains and/or losses attributed to the reclassification of our warrants should not change the effective tax treatment of our income tax provisions.

In July 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company did not recognize any benefits in the financial statements for nine months ended March 31, 2011.

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

	Three Months Ended September 30,
	2010 (Restated)	2009 (Restated)
Net income attributable to Tianyin Pharmaceutical Co., Inc.	$3,404,518	$(2,987,398)
(numerator for diluted income per share)
Less: Dividend attributable to preferred stockholders	54,857	233,683

Net income attributable to common stockholders	3,349,661	(3,221,081)
(numerator for basic income per share)

Weighted average common shares
(denominator for basic income per share)	27,891,488	19,735,790

Effect of diluted securities:
Convertible preferred stock	1,276,464	5,504,890
Warrants	777,239	2,275,778

Weighted average common shares
(denominator for diluted income per share)	29,945,191	27,516,458

Basic net income per share	$0.12	$(0.16)
Diluted net income per share	$0.11	$(0.11)

Note 17 – Restatements of 2010 And 2009 Financial Statements

The Company re-evaluated the accounting for its Series A and B warrants (the "Warrants") issued in conjunction with the financing on January 16 and 25, 2008 pursuant to FASB ASC 815-40 and determined that due to certain down round protection clauses, the Warrants could not be indexed to its own stock and as such, should be classified as liability, rather than equity, which would result in a non-cash, non-operational gain or loss. Therefore, the Company restated the consolidated financial statements for the quarters ended September 30, 2010, December 31, 2010 and March 31, 2011 and the comparative prior periods. The Company will also make corresponding revisions to its financial statements for the fiscal year ended June 30, 2010 in the Form 10-K for the fiscal year ended June 30, 2011. The anti-dilutive clauses in the warrants were removed on January 14, 2011.

In order to determine the fair value of TPI’s warrants, the Company engaged a valuation specialist to utilize a market-oriented valuation platform, which was developed using transaction data from secondary trading markets based on empirical data. The restatement resulted in adjustments to the following financial statement line items as of and for the period indicated:

Consolidated Balance Sheets (Unaudited)

	September 30,	September 30,
	2010	2010
	(As reported currently)	(As reported originally)	Effect of change
Liabilities

Warrants liability	$5,006,889	-	5,006,889

Total liabilities	11,371,640	6,364,751	5,006,889

Equity

Additional paid-in capital	26,314,898	30,891,906	(4,577,008)
Retained earnings	28,880,566	29,310,447	(429,881)
Total stockholders’ equity	62,644,064	67,650,953	(5,006,889)

Total equity	63,089,847	68,096,736	(5,006,889)

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,
	2010	2010
	(As reported currently)	(As reported originally)	Effect of change

Other income (expenses):
Change in Fair Value of warrants liability	$(273,017)	-	(273,017)

Total other income (expenses)	(263,811)	9,206	(273,017)

Income before provision for income taxes	4,302,113	4,575,130	(273,017)

Net income	3,396,674	3,669,691	(273,017)

Net income attributable to Tianyin Pharmaceutical Co., Inc.	3,404,518	3,677,535	(273,017)

Basic earnings per share	$0.12	$0.13	(0.01)
Diluted earnings per share	$0.11	$0.12	(0.01)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,
	2009	2009
	(As reported currently)	(As reported originally)	Effect of change

Other income (expenses):
Change in Fair Value of warrants liability	$(5,176,646)	-	(5,176,646)
Total other income (expenses)	(5,225,708)	(49,062)	(5,176,646)

Income before provision for income taxes	(2,479,988)	2,696,658	(5,176,646)

Net income	(2,989,924)	2,186,722	(5,176,646)

Net income attributable to Tianyin Pharmaceutical Co., Inc.	(2,987,398)	2,189,248	(5,176,646)

Basic earnings per share	$(0.16)	$0.10	(0.26)
Diluted earnings per share	$(0.11)	$0.08	(0.19)

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,
	2010	2010
	(As reported currently)	(As reported originally)	Effect of change
Cash flows from operating activities:
Net Income	$3,396,674	$3,669,691	(273,017)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Change in Fair Value of warrants liability	273,017	-	273,017

Total adjustments	(1,850,892)	(2,123,909)	273,017

	For the Three Months Ended September 30,	For the Three Months Ended September 30,
	2009	2009
	(As reported currently)	(As reported originally)	Effect of change
Cash flows from operating activities:
Net Income	$(2,989,924)	$2,186,722	(5,176,646)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Change in Fair Value of warrants liability	5,176,646	-	5,176,646

Total adjustments	5,231,386	54,740	5,176,646

Note 18 – Subsequent Event

On January 14, 2011, we received majority consent from 6 accredited investors (the “Investors”) to amend certain terms in the Class A Warrant and Class B Warrant that we issued pursuant to the Securities Purchase Agreement entered into by and among us and the Investors on January 25, 2008, as disclosed in the Current Report on Form 8-K that we filed on January 28, 2008.  Pursuant to Section 4(e) of the Class A Warrant and Class B Warrant, the Investors had certain weighted average anti-dilution protection in the event we issue any additional shares of Common Stock at a price per share less than the Exercise Price then in effect (as those terms are defined in the Class A Warrant and Class B Warrant). We requested that the Investors amend the Class A and Class B Warrant to delete Section 4(e) thereof; in consideration thereof, the holders of the Class A Warrant and Class B Warrant shall have a right to pre-approve any Additional Issuances at a price less than the Warrant Price then in effect and to give retroactive effect to such amendment.

With regard to the Series C warrants to purchase up to 331,466 shares of our common stock at a price of $4.50 per share issued on October 27, 2009, which was recognized in our Form 10-Qs filed for December 31, 2009, March 31, 2010 and in our Form 10-K for June 30, 2010, the anti-dilution clause contained in the Series C warrants would expire on January 15, 2011, by its original terms. Furthermore, these down protection clauses have been removed according to unanimous consent by the eight warrant holders and made retroactively effective on November 30, 2010. Since the net financial impact during the period is minimal and ultimately be reversed out, we believe that given the immateriality of the respective amounts in those effected periods, a restatement with regard to the impact of the Series C warrants is not warranted.

The basis for our warrant calculation with regard to the Series C warrants is as follows:

The Company calculated the warrant impact for the respective financial reporting periods utilizing both Black-Scholes and binomial valuation models that returned similar results. Our inputs were a stock issuance price of $4.50 per share as of October 27, 2009 for 331,366 common shares using a discount rate of 1.2% with cumulative volatility ranges from 33% - 63%. The net income impact is as follows:

Date	Amount ($)%
12/31/2009	$(57,000)	(1.8)
3/31/2010	105,000	2.9
6/30/2010	126,000	2.4

Item 2   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of TPI for the periods ended September 30, 2010 and 2009 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

Under ASC 815-40-15, the Company’s accounting treatment of the warrants including Series A and B warrants from July 1, 2009 until December 31, 2010 is subject to revisions. Due to the presence of certain anti-dilutive clauses in both warrants during the above period, these financial instruments were re-categorized as liabilities while they were previously treated as equity. Since the removal of the anti-dilutive clauses in both series of warrants on January 14, 2011, the warrants were re-categorized as equity in the third quarter of fiscal year 2011 while the accounting issues related to the warrants ceased to exist. Due to the non-cash and non-operational nature of these charges, readers are recommended to use pro forma numbers that exclude these charges to evaluate the operation of the company.

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

Discussion on Operating Results

The following table shows the results of our business. All references to the results of operations and financial conditions are on a consolidated basis that includes Chengdu Tianyin Pharmaceutical Co., Ltd (“Chengdu Tianyin”), Tianyin Medicine Trading Co., Ltd (“TMT”) and Sichuan Jiangchuan Pharmaceutical Co., Ltd (“JCM”).

Comparison of results for the three months ended September 30, 2010 and 2009 (in $ millions):

	Three Months Ended September 30,
	2010	2009
	(Restated)	(Restated)
Sales	$22.0	$13.4
Cost of sales	$11.1	$6.3
Gross profit	$10.8	$7.1
Total operating expenses	$6.2	$4.3
Provision for income taxes	$0.91	$0.51
Net income (loss)	$3.4	$(3.0)
Foreign currency translation adjustment	$0.95	$0.04
Comprehensive income (loss)	$4.3	$(3.0)

Net Income (Loss) (restated) was $3.4 million for the three months ended September 30, 2010, as compared to net loss of $(3.0) million for the three months ended September 30, 2009, a net increase of $6.4 million. Net profit margins for the three months ended September 30, 2010 was 15.5% versus (22.4)% for the three months ended September 30, 2009. The non-cash financial impacts from warrants mainly contribute to the difference between these comparable periods. The pro forma net income results illustrate the operational improvements.

Net Income (pro forma) was $3.7 million for the three months ended September 30, 2010, as compared to net income of $2.2 million for the three months ended September 30, 2009, a net increase of $1.5 million or 68.0% year over year. Net profit margins for the three months ended September 30, 2010 improved to 16.7% from 16.3% for the comparable period in fiscal year 2009. This was the result of the leverage in the business operation that drives the growth of the revenue while keeping the operating expenses in-line with the sales expansion.

  Comprehensive Income (Loss) (restated) that includes the currency adjustment to net income was $4.3 million for the three months ended September 30, 2010, as compared to the comprehensive loss of $(3.0) million for the three months ended September 30, 2009, an increase of $7.3 million. The non-cash financial impacts from warrants mainly contribute to the difference between these comparable periods. The pro forma net income results illustrate the operational improvements.

         Comprehensive Income (pro forma) that includes the currency adjustment to net income was $4.6 million for the three months ended September 30, 2010, as compared to the comprehensive income of $2.2 million for the three months ended September 30, 2009, an increase of $2.4 million or 108.1%.

Critical Accounting Policies and Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K/A for the year ended June 30, 2010, for disclosures regarding TPI’s critical accounting policies and estimates as well as updates further disclosed in our interim financial statements as described in this Form 10-Q/A.
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

(b)	Changes in internal control over financial reporting

In our Management’s Report on Internal Control Over Financial Reporting included in our Form 10-K for the year ended June 30, 2010, management concluded that our internal controls over financial reporting were effective. Management did however identify a significant deficiency as of June 30, 2010, as discussed in our Form 10-K for the year ended June 30, 2010. In connection with our review of our internal controls and procedures over financial reporting as of our last fiscal quarter, ended March 31, 2011, and based on certain comments that we received from the staff of the SEC regarding the accounting treatment and subsequently the non-cash/non-operational financial charges of Series A and B Warrants, which resulted in our having to amend and restate financial statements from July 1, 2009 till December 31, 2010, management has concluded that the Company has a material weakness.  A  material   weakness is a control  deficiency,  or  combination  of control deficiencies,  that  results  in more than a remote  likelihood  that a material misstatement  of the  financial  statements  will not be  prevented or detected. Management identified the following material weaknesses during its assessment of our internal control over financial reporting as of September 30, 2010.

●	Lack of sufficient knowledge regarding U.S. GAAP reporting by our existing accounting staff.
●	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control;
●	Lack of sufficient documentation with our existing financial processes, risk assessment and internal controls.

Currently we do not have sufficient in-house expertise in US GAAP reporting. Additionally, Mr. Hongcai Li, the financial controller at our operating subsidiary recently resigned due to personal reasons.  Since the end of our last fiscal quarter, management has met on numerous occasions and discussed the following plans to remedy the material weaknesses discussed above. We are seeking to do the following,

1.
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

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q/A relates that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Date:    August 22, 2011

By: TIANYIN PHARMACEUTICAL CO., INC.

/s/ Dr. Guoqing Jiang
Name: Dr. Guoqing Jiang
Title: Chairman, Chief Executive Officer

/s/ Dr. James Jiayuan Tong
Name: Dr. James Jiayuan Tong
Title: Chief Financial Officer, Chief Accounting Officer,
Chief Business and Development Officer, Director