Form 10-Q/A
period 2010-12-31
TIANYIN PHARMACEUTICAL CO., INC.
filed 2011-08-22
CIK 1362718

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Form 10-Q/A for the period ended December 31, 2010 (“Amended Report”) to correct an error in applying FASB Accounting Standards Codification Topic 815-40-15, "Derivatives and Hedging - Contracts in Entity's Own Equity" ("ASC 815-40") by Tianyin Pharmaceutical Co., Inc. (the “Company” or “TPI”) as of September 30, 2009, which would have resulted in the Company classifying and recognizing its Series A and Series B warrants previously issued by the Company as a liability rather than as stockholders' equity. This Amended Report does not reflect events occurring after the filing of the Form 10-Q on February 11, 2011, nor does it modify or update those disclosures presented therein, except with regard to the modifications described in this Explanatory Note. As such, this Amended Report continues to speak as of February 11, 2011. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other reports filed with the SEC subsequent to the filing of our Original Report, including any amendments to those filings.

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

We have reviewed the accompanying consolidated balance sheet of Tianyin Pharmaceutical Co., Inc. (the “Company”) as of December 31, 2010, and the related consolidated statements of operations and comprehensive income for the three months and six months ended December 31, 2010 and 2009, and cash flows for the six months ended December 31, 2010 and 2009. These interim consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Tianyin Pharmaceutical Co., Inc. as of June 30, 2010, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated September 24, 2010, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2010, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Parsippany, New Jersey
February 10, 2011
(Except for Note 1, 9, 15 and 17 as to which the date is August 22, 2011)

TIANYIN PHARMACEUTICAL CO., INC.
Consolidated Balance Sheets

	December 31,	June 30,
	2010	2010
Assets	(Restated)	(Restated)
Current assets:
Cash and cash equivalents	$31,168,661	$27,009,066
Accounts receivable, net of allowance for doubtful accounts of $433,657
and $421,079 at December 31, 2010 and June 30, 2010, respectively	9,395,224	8,185,240
Inventory	5,470,575	3,588,824
Advance payments	394,420	382,980
Loans receivable	-	294,600
Other current assets	31,746	77,283
Total current assets	46,460,626	39,537,993

Property and equipment, net	22,668,370	14,968,822

Intangibles, net	15,348,771	15,232,286

Total assets	$84,477,767	$69,739,101

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$1,560,592	$1,715,781
Accounts payable – construction related	5,195,829	2,248,849
Short-term bank loans	1,517,000	1,473,000
VAT taxes payable	704,657	658,312
Income taxes payable	950,264	861,614
Other taxes payable	146,587	19,564
Dividends payable	53,501	72,995
Other current liabilities	607,196	429,135
Total current liabilities	10,735,626	7,479,250

Warrant liability	3,451,468	4,733,872

Total liabilities	14,187,094	12,213,122

Equity
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized,	27,986	27,326
27,986,026 and 27,371,526 shares issued and outstanding at
December 31, 2010 and June 30, 2010, respectively
Series A convertible preferred stock, $0.001 par value 1,360,250 shares	1,360	1,360
issued and outstanding at December 31, 2010 and June 30, 2010,
Respectively
Additional paid-in capital	26,758,300	25,046,388
Statutory reserve	3,782,883	3,732,883
Treasury stock	(111,587)	(111,587)
Retained earnings	34,782,880	25,530,906
Accumulated other comprehensive income	4,611,993	2,845,076
Total stockholders’ equity	69,853,815	57,072,352

Noncontrolling interest	436,858	453,627

Total equity	70,290,673	57,525,979

Total liabilities and equity	$84,477,767	$69,739,101

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(Restated)	(Restated)	(Restated)	(Restated)
Sales	$25,333,853	$14,936,378	$47,284,667	$28,341,581

Cost of sales	13,999,623	7,177,503	25,139,312	13,526,730

Gross profit	11,334,230	7,758,875	22,145,355	14,814,851

Operating expenses:
Selling, general and administrative	5,747,435	4,409,735	11,734,661	8,527,501
Research and development	258,702	197,380	516,677	389,870
Total operating expenses	6,006,137	4,607,115	12,251,338	8,917,371

Income from operations	5,328,093	3,151,760	9,894,017	5,897,480

Other income (expenses):
Interest income (expenses), net	5,584	(10,443)	14,790	(19,995)
Change in fair value of warrant liability	1,555,421	(1,640,727)	1,282,404	(6,817,373)
Other income (expenses)	-	-	-	(39,510)
Total other expenses	1,561,005	(1,651,170)	1,297,194	(6,876,878)

Income before provision for income tax	6,889,098	1,500,590	11,191,211	(979,398)

Provision for income tax	942,068	571,755	1,847,507	1,081,691

Net income	5,947,030	928,835	9,343,704	(2,061,089)

Less: Net income (loss) attributable to Noncontrolling interest	(8,785)	1,486	(16,629)	(1,040)

Net income attributable to Tianyin Pharmaceutical Co., Inc.	5,955,815	927,349	9,360,333	(2,060,049)

Basic earnings per share	$0.21	$0.03	$0.33	$(0.11)
Diluted earnings per share	$0.20	$0.03	$0.31	$(0.07)

Weighted average number of common shares
outstanding
Basic	27,986,026	24,906,965	27,939,271	22,323,116
Diluted	30,524,479	30,439,912	30,477,723	28,521,127

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(Restated)	(Restated)	(Restated)	(Restated)
Net income	$5,947,030	$928,835	$9,343,704	$(2,061,089)

Other comprehensive income
Foreign currency translation adjustment	814,035	10,927	1,766,917	46,784

Total other comprehensive income	814,035	10,927	1,766,917	46,784

Comprehensive income	6,761,065	939,762	11,110,621	(2,014,305)

Comprehensive income attributable to the
noncontrolling interest	178,443	3,999	389,762	9,720

Comprehensive income attributable to
Tianyin Pharmaceutical Co., Inc.	$6,582,622	$935,763	$10,720,859	$(2,024,025)

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	December 31,
	2010	2009
Cash flows from operating activities:	(Restated)	(Restated)
Net Income	$9,343,704	$(2,061,089)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	602,584	393,575
Change in fair value of warrant liability	(1,282,404)	6,817,373
Share-based payments	1,762,572	1,055,395
Loss on disposal of fixed assets	-	39,510
Changes in current assets and current liabilities:
Accounts receivable	(949,316)	(3,013,450)
Inventory	(1,744,837)	592,309
Other current assets	46,231	438,737
Accounts payable and accrued expenses	(170,205)	256,055
Accounts payable – construction related	2,918,583	-
VAT taxes payable	(1,020)	83,038
Income tax payable	61,860	80,668
Other taxes payable	151,575	3,788
Dividends payable	(18,138)	-
Other current liabilities	45,190	193,483
Total adjustments	1,422,675	6,940,481

Net cash provided by operating activities	10,766,379	4,879,392

Cash flows from investing activities:
Additions to property and equipment	(7,400,717)	(1,288,234)
Additions to intangible assets – drug	-	(2,742,168)
Loans receivable	298,320	(293,280)

Net cash used in investing activities	(7,102,397)	(4,323,682)

Cash flows from financing activities:
Additional paid-in capital	-	7,590,962
Contribution from minority shareholders	-	439,920
Dividends paid	(54,857)	(1,077,335)

Net cash provided by (used in) financing activities	(54,857)	6,953,547

Effect of foreign currency translation on cash	550,470	5,093

Net increase in cash and cash equivalents	4,159,595	7,514,350

Cash and cash equivalents – beginning	27,009,066	12,352,223

Cash and cash equivalents – ending	$31,168,661	$19,866,573

Supplemental schedule of non cash activities
Advance payments exchanged for intangible assets – drug	$-	$807,986

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

On January 16, 2008, Viscorp Inc. (“Viscorp”) completed a reverse acquisition (the “Share Exchange”) of Raygere Limited (“Raygere”), which was incorporated in the British Virgin Islands on January 26, 2007.  To accomplish the Share Exchange, Viscorp issued 12,790,800 shares of common stock on a one to one ratio for a 100% equity interest in Raygere, per the terms of the Share Exchange and Bill of Sale of assets of Viscorp and Charles Driscoll. Viscorp was delivered with zero assets and zero liabilities at the time of closing. Following the Share Exchange, Viscorp changed its name to Tianyin Pharmaceutical Inc. The transaction was regarded as a reverse merger whereby Raygere was considered to be the accounting acquirer as its shareholders retained control of TPI after the exchange. Although the Company is the legal parent company, the Share Exchange was treated as a recapitalization of Raygere. Thus, Raygere is the continuing entity for financial reporting purposes. The financial statements have been prepared as if Raygere had always been the reporting company and then on the date of the Share Exchange, had changed its name and reorganized its capital stock.

In September 2007, Raygere acquired 100% interest in Grandway Groups Holdings Ltd. (“Grandway”), which was incorporated on May 25, 2007, in the Special Administrative Region of Hong Kong, the People’s Republic of China (“PRC”). On October 30, 2007, Grandway acquired 100% equity interest in Chengdu Tianyin Pharmaceutical Co., Ltd (“Chengdu Tianyin”), which was incorporated on April 1, 1994 in the city of Chengdu, the People’s Republic of China. As a result of the acquisition, Chengdu Tianyin became the wholly owned subsidiary of Grandway and an indirect wholly owned subsidiary of Raygere. The transaction was regarded as a reverse merger whereby Chengdu Tianyin was considered to be the accounting acquirer as both Grandway and Raygere were holding companies with no significant operations and Chengdu Tianyin continued as the primary operating entity even after the exchange, although Raygere is the legal parent company. As such, Chengdu Tianyin (and its historical financial statements) is the continuing entity for financial reporting purposes. The consolidated financial statements reflect all predecessor statements of income and cash flow activities from the inception of TPI in July 2007.

In June 2009, TPI invested $723,500 to establish a wholly-owned trading subsidiary, Tianyin Medicine Trading Co., Ltd (“Tianyin Medicine Trading” or “TMT”) for the sales and distribution of medicine produced by TPI. As of December 31, 2010, the financial results of TMT are consolidated into the consolidated financial statements presented herein.

On August 21, 2009, Sichuan Jiangchuan Pharmaceutical Co., Ltd (“Jiangchuan” or “JCM”) was established by TPI, Sichuan Mingxin Pharmaceutical, and an individual investor, with raw material pharmaceutical production as its major business. Total registered capital of JCM is $2,934,000, of which TPI accounts for 77%. As of December 31, 2010, registered capital of $1,173,600 has been invested and the results of JCM are consolidated into the consolidated financial statements presented herein.

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

	Three Months Ended December 31,
	2010 (Restated)	2009 (Restated)
Net income attributable to Tianyin Pharmaceutical Co., Inc.	$5,955,815	$927,349
(numerator for diluted income per share)
Less: Dividend attributable to preferred stockholders	53,501	98,538

Net income attributable to common stockholders	5,902,314	828,811
(numerator for basic income per share)

Weighted average common shares
(denominator for basic income per share)	27,986,026	24,906,965

Effect of diluted securities:
Convertible preferred stock	1,276,464	2,443,375
Warrants	1,261,989	3,089,572

Weighted average common shares
(denominator for diluted income per share)	30,524,479	30,439,912

Basic net income per share	$0.21	$0.03
Diluted net income per share	$0.20	$0.03

	Six Months Ended December 31,
	2010	2009
	(Restated)	(Restated)
Net income attributable to Tianyin Pharmaceutical Co., Inc.	$9,360,333	$(2,060,049)
(numerator for diluted income per share)
Less: Dividend attributable to preferred stockholders	108,358	332,221

Net income attributable to common stockholders	9,251,975	(2,392,270)
(numerator for basic income per share)

Weighted average common shares
(denominator for basic income per share)	27,939,271	22,323,116

Effect of diluted securities:
Convertible preferred stock	1,276,464	3,972,394
Warrants	1,261,988	2,225,617

Weighted average common shares
(denominator for diluted income per share)	30,477,723	28,521,127

Basic net income per share	$0.33	$(0.11)
Diluted net income per share	$0.31	$(0.07)

Note 17 – Restatement of 2010 and 2009 Financial Statements

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

On November 30, 2010, the down round protection clauses of Series C warrants have been removed per its terms, therefore the Series C Warrants are re-categorized as equity and not included in the financial impact calculation. Furthermore, these down round protection contained in the Series C warrants would expire as of January 15, 2011 by its original terms.

In order to determine the fair value of TPI’s warrants, the Company engaged a valuation specialist to utilize a market-oriented valuation platform, which was developed using transaction data from secondary trading markets based on empirical data. The restatement resulted in adjustments to the following financial statement line items as of and for the period indicated:

Consolidated Balance Sheets (Unaudited)

	December 31,	December 31,
	2010	2010
	(As reported currently)	(As reported originally)	Effect of change
Liabilities

Warrants liability	$3,451,468	$-	$3,451,468

Total liabilities	14,187,094	10,735,626	$3,451,468

Equity

Additional paid-in capital	26,758,300	31,335,308	$(4,577,008)
Retained earnings	34,782,880	33,657,340	$1,125,540
Total stockholders’ equity	69,853,815	73,305,283	$(3,451,468)

Total equity	70,290,673	73,742,141	$(3,451,468)

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended December 31,	For the Three Months Ended December 31,
	2010	2010
	(As reported currently)	(As reported originally)	Effect of change
Other income (expenses):
Change in Fair Value of warrants liability	$1,555,421	$-	1,555,421
Total other income (expenses)	1,561,005	5,584	1,555,421

Income before provision for income taxes	6,889,098	5,333,677	1,555,421

Net income	5,947,030	4,391,609	1,555,421

Net income attributable to Tianyin Pharmaceutical Co., Inc.	5,955,815	4,400,394	1,555,421

Basic earnings per share	$0.21	$0.16	0.05
Diluted earnings per share	$0.20	$0.14	0.06

	For the Three Months Ended December 31,	For the Three Months Ended December 31,
	2009	2009
	(As reported currently)	(As reported originally)	Effect of change
Other income (expenses):
Change in Fair Value of warrants liability	$(1,640,727)	$-	$(1,640,727)
Total other income (expenses)	(1,651,170)	(10,443)	$(1,640,727)

Income before provision for income taxes	1,500,590	3,141,317	$(1,640,727)

Net income	928,835	2,569,561	$(1,640,727)

Net income attributable to Tianyin Pharmaceutical Co., Inc.	927,349	2,568,076	$(1,640,727)

Basic earnings per share	$0.03	$0.10	(0.07)
Diluted earnings per share	$0.03	$0.08	(0.05)

	For the Six Months Ended December 31,	For the Six Months Ended December 31,
	2010	2010
	(As reported currently)	(As reported originally)	Effect of change
Other income (expenses):
Change in Fair Value of warrants liability	$1,282,404	$-	1,282,404
Total other income (expenses)	1,297,194	14,790	1,282,404

Income before provision for income taxes	11,191,211	9,908,807	1,282,404

Net income	9,343,704	8,061,300	1,282,404

Net income attributable to Tianyin Pharmaceutical Co., Inc.	9,360,333	8,077,929	1,282,404

Basic earnings per share	$0.33	$0.29	0.04
Diluted earnings per share	$0.31	$0.27	0.04

	For the Six Months Ended December 31,	For the Six Months Ended December 31,
	2009	2009
	(As reported currently)	(As reported originally)	Effect of change

Other income (expenses):
Change in Fair Value of warrants liability	$(6,817,373)	$-	$(6,817,373)
Total other income (expenses)	(6,876,878)	(59,505)	$(6,817,373)

Income before provision for income taxes	(979,398)	5,837,975	$(6,817,373)

Net income	(2,061,089)	4,756,284	$(6,817,373)

Net income attributable to Tianyin Pharmaceutical Co., Inc.	(2,060,049)	4,757,324	$(6,817,373)

Basic earnings per share	$(0.11)	$0.20	(0.31)
Diluted earnings per share	$(0.07)	$0.16	(0.23)

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended December 31,	For the Six Months Ended December 31,
	2010	2010
	(As reported currently)	(As reported originally)	Effect of change
Cash flows from operating activities:
Net Income	$9,343,704	$8,061,300	1,282,404
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Change in Fair Value of warrants	(1,282,404)	-	(1,282,404)

Total adjustments	1,422,675	2,705,079	(1,282,404)

	For the Six Months Ended December 31,	For the Six Months Ended December 31,
	2009	2009
	(As reported currently)	(As reported originally)	Effect of change
Cash flows from operating activities:
Net Income	$(2,061,089)	$4,756,284	$(6,817,373)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Change in Fair Value of warrants	6,817,373	-	$6,817,373

Total adjustments	6,940,481	123,108	$6,817,373

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

Comparison of results for the three months ended December 31, 2010 and 2009 (in $ millions):

	Three Months Ended December 31,
	2010	2009
	(Restated)	(Restated)
Sales	$25.3	$14.9
Cost of sales	$14.0	$7.2
Gross profit	$11.3	$7.8
Operating expenses	$6.0	$4.6
Provision for income taxes	$0.9	$0.6
Net income	$5.9	$0.9
Foreign exchange adjustment	$0.8	$0.0
Comprehensive income	$6.8	$0.9

Net Income (restated) was $5.9 million for the quarter ended December 31, 2010, as compared to net income of $0.9 million for the quarter ended December 31, 2009, a net increase of $5.0 million. The non-cash financial impacts from warrants mainly contribute to the differences between these two periods. The pro forma net income results illustrate the operational improvements.

Net Income (pro forma) was $4.4 million for the quarter ended December 31, 2010, as compared to net income of $2.6 million for the quarter ended December 31, 2009, a net increase of $1.8 million or 69.2% year over year. Net profit margins for the quarter ended December 31, 2010 rose to 17.4% from 17.2% for the quarter ended December 31, 2009 as the leverage in the TPI’s business operation further drives the growth of the revenue while keeping the operating expenses in-line with the sales expansion.

Comprehensive Income (restated) that includes the currency adjustment to net income was $6.8 million for the quarter ended December 31, 2010, as compared to the comprehensive income of $0.9 million for the quarter ended December 31, 2009, an increase of $5.9 million. The non-cash financial impacts from warrants mainly contribute to the differences between these two periods. The pro forma net income results illustrate the operational improvements.

Comprehensive Income (pro forma) that includes the currency adjustment to net income was $5.2 million for the quarter ended December 31, 2010, as compared to the comprehensive income of $2.6 million for the quarter ended December 31, 2009, an increase of $2.6 million or 100.0% year over year.

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

(b)	Changes in internal control over financial reporting

In our Management’s Report on Internal Control Over Financial Reporting included in our Form 10-K for the year ended June 30, 2010, management concluded that our internal controls over financial reporting were effective. Management did however identify a significant deficiency as of June 30, 2010, as discussed in our Form 10-K for the year ended June 30, 2010. In connection with our review of our internal controls and procedures over financial reporting as of our last fiscal quarter, ended March 31, 2011, and based on certain comments that we received from the staff of the SEC regarding the accounting treatment and subsequently the non-cash/non-operational financial charges of Series A and B Warrants, which resulted in our having to amend and restate financial statements from July 1, 2009 till December 31, 2010, management has concluded that the Company has a material weakness.  A  material   weakness is a control  deficiency,  or  combination  of control deficiencies,  that  results  in more than a remote  likelihood  that a material misstatement  of the  financial  statements  will not be  prevented or detected. Management identified the following material weaknesses during its assessment of our internal control over financial reporting as of December 31, 2010.

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

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter to which this Quarterly Report on Form 10-Q/A relates that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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