Form 10-Q/A
period 2011-03-31
TIANYIN PHARMACEUTICAL CO., INC.
filed 2011-08-22
CIK 1362718

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

EXPLANATORY NOTE

We are filing this Form 10-Q/A for the period ended March 31, 2011 (“Amended Report”) to correct an error in applying FASB Accounting Standards Codification Topic 815-40-15, "Derivatives and Hedging - Contracts in Entity's Own Equity" ("ASC 815-40") by Tianyin Pharmaceutical Co., Inc. (the “Company” or “TPI”) as of September 30, 2009, which would have resulted in the Company classifying and recognizing its Series A and Series B warrants previously issued by the Company as a liability rather than as stockholders' equity. This Amended Report is being filed to amend the disclosures affected by the corrected application of ASC 815-40. This Amended Report may not reflect events occurring after the filing of the Form 10-Q on May 16, 2011, nor does it modify or update those disclosures presented therein, except with regard to the modifications described in this Explanatory Note. As such, this Amended Report continues to speak as of May 16, 2011. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other reports filed with the SEC subsequent to the filing of our Original Report, including any amendments to those filings.

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

We have reviewed the accompanying consolidated balance sheet of Tianyin Pharmaceutical Co., Inc. (the “Company”) as of March 31, 2011, and the related consolidated statements of operations, consolidated statements of comprehensive income for the three months and nine months ended March 31, 2011 and 2010, and cash flows for the nine months ended March 31, 2011 and 2010. These interim consolidated financial statements are the responsibility of the Company's management.

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

Parsippany, New Jersey
May 13, 2011
(Except for Note 1, 9, 15, 17 and 19 as to which the date is August 22 , 2011)

TIANYIN PHARMACEUTICAL CO., INC.

Consolidated Balance Sheets

	March 31,	June 30,
	2011	2010
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$31,066,927	$27,009,066
Accounts receivable, net of allowance for doubtful accounts of $436,515	9,742,186	8,185,240
and $421,079 at March 31, 2011 and June 30, 2010, respectively
Inventory	5,431,746	3,588,824
Advance payments	397,020	382,980
Loans receivable	-	294,600
Other current assets	31,831	77,283
Total current assets	46,669,710	39,537,993

Property and equipment, net	25,596,835	14,968,822

Intangibles, net	15,295,417	15,232,286

Total assets	$87,561,962	$69,739,101

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$1,556,489	$1,715,781
Accounts payable – construction related	2,389,461	2,248,849
Short-term bank loans	2,748,600	1,473,000
VAT taxes payable	746,997	658,312
Income taxes payable	1,333,674	861,614
Other taxes payable	159,356	19,564
Dividends payable	34,661	72,995
Other current liabilities	537,834	429,135
Total current liabilities	9,507,072	7,479,250

Warrants liability	-	4,733,872

Total liabilities	9,507,072	12,213,122

Equity
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized,	29,396	27,326
29,396,276 and 27,371,526 shares issued and outstanding at
March 31, 2011 and June 30, 2010, respectively
Series A convertible preferred stock, $0.001 par value -0- and 1,360,250	-	1,360
shares issued and outstanding at March 31, 2011 and June 30, 2010,
Respectively
Additional paid-in capital	30,065,452	25,046,388
Statutory reserve	3,732,883	3,732,883
Treasury stock	(111,587)	(111,587)
Retained earnings	38,810,128	25,530,906
Accumulated other comprehensive income	5,096,149	2,845,076
Total stockholders’ equity	77,622,421	57,072,352

Noncontrolling interest	432,469	453,627

Total equity	78,054,890	57,525,979

Total liabilities and equity	$87,561,962	$69,739,101

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.
Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(Restated)	(Restated)	(Restated)	(Restated)
Sales	$24,880,980	$15,917,771	$72,165,647	$44,259,352

Cost of sales	14,044,670	7,493,230	39,183,982	21,019,960

Gross profit	10,836,310	8,424,541	32,981,665	23,239,392

Operating expenses:
Selling, general and administrative	5,517,647	4,607,897	17,252,309	13,135,398
Research and development	286,020	218,515	802,696	608,385
Total operating expenses	5,803,667	4,826,412	18,055,005	13,743,783

Income from operations	5,032,643	3,598,129	14,926,660	9,495,609

Other income (expenses):
Interest income	33,083	54,431	90,681	34,436
Interest expense	(29,791)	(58,276)	(72,599)	(58,276)
Change in fair value of warrants liability	345,147	2,187,112	1,627,551	(4,630,261)
Other income (expenses)	-	-	-	(39,510)
Total other Income (Expenses)	348,439	2,183,267	1,645,633	(4,693,611)

Income before provision for income tax	5,381,082	5,781,396	16,572,293	4,801,998

Provision for income tax	1,323,665	686,161	3,171,172	1,767,852

Net income	4,057,417	5,095,235	13,401,121	3,034,146

Less: Net (loss) attributable to noncontrolling interest	(4,492)	(1,357)	(21,121)	(2,397)

Net income attributable to Tianyin Pharmaceutical Co., Inc.	4,061,909	5,096,592	13,422,242	3,036,543

Basic earnings per share	$0.14	$0.19	$0.47	$0.11
Diluted earnings per share	$0.14	$0.16	$0.45	$0.10

Weighted average number of common shares
outstanding
Basic	28,218,732	26,363,749	28,031,064	23,650,332
Diluted	29,822,596	31,631,330	30,062,270	29,931,923

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.
Consolidated Statements of Comprehensive Income

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(Restated)	(Restated)	(Restated)	(Restated)
Net income	$4,057,417	$5,095,235	$13,401,121	$3,034,146

Other comprehensive income
Foreign currency translation adjustment	484,258	(155)	2,251,109	46,808

Total other comprehensive income	484,258	(155)	2,251,109	46,808

Comprehensive income	4,541,675	5,095,080	15,652,230	3,080,954

Comprehensive income attributable to the
noncontrolling interest	106,872	(1,393)	496,634	8,328

Comprehensive income attributable to
Tianyin Pharmaceutical Co., Inc.	$4,434,803	$5,096,473	$15,155,596	$3,072,626

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.
Consolidated Statements of Cash Flows

	For the Nine Months Ended
	March 31,
	2011	2010
	(Restated)	(Restated)
Cash flows from operating activities:
Net Income	$13,401,121	$3,034,146
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	893,896	678,372
Bad debt expense	-	96,734
Change in fair value of warrants liability	(1,627,551)	4,630,261
Share-based payments	1,913,453	1,274,516
Loss on disposal of fixed assets	-	39,510
Changes in assets and liabilities:
Accounts receivable	(1,235,887)	(2,725,110)
Inventory	(1,682,777)	190,744
Other current assets	46,400	457,487
Accounts payable and accrued expenses	(267,848)	437,483
Accounts payable – construction related	280,295	2,887,122
VAT taxes payable	36,038	87,300
Income taxes payable	433,118	195,177
Other taxes payable	164,187	5,175
Dividends payable	(18,138)	-
Other current liabilities	(131,682)	195,931
Total adjustments	(1,196,496)	8,450,702

Net cash provided by operating activities	12,204,625	11,484,848

Cash flows from investing activities:
Additions to property and equipment	(10,317,824)	(5,338,740)
Additions to intangible assets – approved drugs	-	(2,742,168)
Loans receivable	300,300	(293,280)

Net cash used in investing activities	(10,017,524)	(8,374,188)

Cash flows from financing activities:
Proceeds from bank loans	1,201,200	65,988
Additional paid-in capital	-	8,864,825
Contribution from minority shareholders	-	439,920
Dividends paid	(54,857)	(1,577,068)

Net cash provided by financing activities	1,146,343	7,793,665

Effect of foreign currency translation on cash	724,417	2,852

Net increase in cash and cash equivalents	4,057,861	10,907,177

Cash and cash equivalents – beginning	27,009,066	12,352,223

Cash and cash equivalents – ending	$31,066,927	$23,259,400

Supplemental schedule of non cash activities
Advance payments exchanged for intangible assets – drug	$-	$807,986

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

	Three Months Ended March 31,
	2011 (Restated)	2010 (Restated)
Net income attributable to Tianyin Pharmaceutical Co., Inc.	$4,061,909	$5,096,592
(numerator for diluted income per share)
Less: Dividend attributable to preferred stockholders	34,661	82,541

Net income attributable to common stockholders	4,027,248	5,014,051
(numerator for basic income per share)

Weighted average common shares
(denominator for basic income per share)	28,218,732	26,363,749

Effect of diluted securities:
Convertible preferred stock	1,148,656	2,125,528
Warrants	455,208	3,142,053

Weighted average common shares
(denominator for diluted income per share)	29,822,596	31,631,330

Basic net income per share	$0.14	$0.19
Diluted net income per share	$0.14	$0.16

	Nine Months Ended March 31,
	2011 (Restated)	2010 (Restated)

Net income attributable to Tianyin Pharmaceutical Co., Inc.	$13,422,242	$3,036,543
(numerator for diluted income per share)
Less: Dividend attributable to preferred stockholders	143,019	414,762

Net income attributable to common stockholders	13,279,223	2,621,781
(numerator for basic income per share)

Weighted average common shares
(denominator for basic income per share)	28,031,064	23,650,332

Effect of diluted securities:
Convertible preferred stock	1,290,748	3,354,810
Warrants	740,458	2,926,781

Weighted average common shares
(denominator for diluted income per share)	30,062,270	29,931,923

Basic net income per share	$0.47	$0.11
Diluted net income per share	$0.45	$0.10

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

Since the removal of the anti-dilutive clauses in all series of warrants by January 14, 2011, the warrants were re-categorized as equity in the third quarter of fiscal year 2011 while the accounting issues related to the warrants ceased to exist.

Based on the exercise data and weighted valuation, the Company calculated the non-cash impact for the fiscal year 2010 and the first two quarters of fiscal year 2011.The analysis indicated that the impact from the warrants for fiscal year 2010 was a loss of $(0.16) million, or (1.07)% to pretax net income of $14.7 million and a gain of $1.28 million, or 12.9% to net income for the first two quarters of fiscal year 2011 of $9.9 million.

The foregoing accounting treatment has been review by the staff of the SEC, as part of its review of our Form 10-K for the fiscal year ended June 30, 2010 and certain other periodic reports. We have requested that the staff to waive the requirement to amend or restate prior periods due to the fact that 1) the changes would be based on non-cash/non-operational charges, and were subsequently removed; 2) the confusion it could potentially cause to investors; and 3) the hardship that could be caused to the Company and its shareholders. Notwithstanding our request, the staff required that the Company amend or restate prior periods based on the above noted potential non-cash/non-operation financial changes to its financial statements.

Note 19 – Restatement of 2011 and 2010 Financial Statements

The Company re-evaluated the accounting for its Series A and B warrants (the "Warrants") issued in conjunction with the financing on January 16 and 25, 2008 pursuant to FASB ASC 815-40 and determined that due to certain down round protection clauses, the Warrants could not be indexed to its own stock and as such, should be classified as liability, rather than equity, which would result in a non-cash, non-operational gain or loss. Therefore, the Company restated the consolidated financial statements for the quarters ended September 30, 2010, December 31, 2010 and March 31, 2011. The Company will also make corresponding revisions to its financial statements for the fiscal year ended June 30, 2010 in the Form 10-K for the fiscal year ended June 30, 2011. The anti-dilutive clauses in the warrants were removed on January 14, 2011.

In order to determine the fair value of TPI’s warrants, the Company engaged a valuation specialty firm to utilize a market-oriented valuation platform, which was developed using transaction data from secondary trading markets based on empirical data.  The restatement resulted in adjustments to the following financial statement line items as of and for the period indicated:

Consolidated Statements of Balance Sheets (Unaudited)

	March 31,	March 31,
	2011	2011
	(As Reported Currently)	(As Reported Originally)	Effect of change
Equity

Additional paid-in capital	30,065,452	31,536,139	$(1,470,687)

Retained earnings	38,810,128	37,339,441	$1,470,687

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2011	2011
	(As Reported Currently)	(As Reported Originally)	Effect of change
Other income (expenses):
Change in Fair Value of warrants liability	345,147	-	345,147
Total other income (expenses)	348,439	3,292	345,147

Income before provision for income taxes	5,381,082	5,035,935	345,147

Net income	4,057,417	3,712,270	345,147

Net income attributable to Tianyin Pharmaceutical Co., Inc.	4,061,909	3,716,762	345,147

Basic earnings per share	$0.14	$0.13	0.01
Diluted earnings per share	$0.14	$0.12	0.02

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2010	2010
	(As Reported Currently)	(As Reported Originally)	Effect of change
Other income (expenses):
Change in Fair Value of warrants liability	2,187,112	-	2,187,112
Total other income (expenses)	2,183,267	(3,845)	2,187,112

Income before provision for income taxes	5,781,396	3,594,284	2,187,112

Net income	5,095,235	2,908,123	2,187,112

Net income attributable to Tianyin Pharmaceutical Co., Inc.	5,096,592	2,909,480	2,187,112

Basic earnings per share	$0.19	$0.11	0.08
Diluted earnings per share	$0.16	$0.09	0.07

Consolidated Statements of Operations (Unaudited)

	For the Nine Months Ended March 31,	For the Nine Months Ended March 31,
	2011	2011
	(As Reported Currently)	(As Reported Originally)	Effect of change
Other income (expenses):
Change in Fair Value of warrants liability	1,627,551	-	1,627,551
Total other income (expenses)	1,645,633	18,082	1,627,551

Income before provision for income taxes	16,572,293	14,944,742	1,627,551

Net income	13,401,121	11,773,570	1,627,551

Net income attributable to Tianyin Pharmaceutical Co., Inc.	13,422,242	11,794,691	1,627,551

Basic earnings per share	$0.47	$0.42	0.05
Diluted earnings per share	$0.45	$0.39	0.06

Consolidated Statements of Operations (Unaudited)

	For the Nine Months Ended March 31,	For the Nine Months Ended March 31,
	2010	2010
	(As Reported Currently)	(As Reported Originally)	Effect of change
Other income (expenses):
Change in Fair Value of warrants liability	(4,630,261)	-	$(4,630,261)
Total other income (expenses)	(4,693,611)	(63,350)	$(4,630,261)

Income before provision for income taxes	4,801,998	9,432,259	$(4,630,261)

Net income	3,034,146	7,664,407	$(4,630,261)

Net income attributable to Tianyin Pharmaceutical Co., Inc.	3,036,543	7,666,804	$(4,630,261)

Basic earnings per share	$0.11	$0.31	(0.20)
Diluted earnings per share	$0.10	$0.26	(0.16)

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	March 31,
	2011	2011	Effect of change
	(As Reported Currently)	(As Reported Originally)
Cash flows from operating activities:
Net Income	$13,401,121	$11,773,570	1,627,551
Change in fair value of warrants liability	(1,627,551)	-	(1,627,551)
Total adjustments	(1,196,496)	431,055	(1,627,551)

	For the Nine Months Ended
	March 31,
	2010	2010
	(As Reported Currently)	(As Reported Originally)	Effect of Change
Cash flows from operating activities:
Net Income	$3,034,146	$7,664,407	$(4,630,261)
Change in fair value of warrants liability	4,630,261	-	$4,630,261
Total adjustments	8,450,702	3,820,441	$4,630,261

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

Comparison of results for the three months ended March 31, 2011 and 2010 (in $ millions):

	Three Months Ended March 31,
	2011	2010
	(Restated)	(Restated)
Sales	$24.9	$15.9
Cost of sales	$14.0	$7.5
Gross profit	$10.8	$8.4
Operating expenses	$5.8	$4.8
Provision for income taxes	$1.3	$0.7
Net income	$4.1	$5.1
Foreign exchange adjustment	$0.5	$(0.0)
Comprehensive income	$4.5	$5.1

Net Income (restated) reached $4.1 million for the quarter ended March 31, 2011, as compared to net income of $5.1 million for the quarter ended March 31, 2010, a net decrease of $1.0 million. Net profit margins for the quarter ended March 31, 2011 decreases to 16.5% from 32.1% for the quarter ended March 31, 2010. The non-cash financial impacts from warrants mainly contribute to the difference between these comparable periods. The pro forma net income results illustrate the operational improvements.

Net Income (pro forma) reached $3.7 million for the quarter ended March 31, 2011, as compared to net income of $2.9 million for the quarter ended March 31, 2010, a net increase of $0.8 million or 27.6% year over year. Net profit margins for the quarter ended March 31, 2011 decreases to 14.9% from 18.3% for the quarter ended March 31, 2010 mainly attributable to 1) recent pricing pressure on the generic pharmaceutical business, 2) lower margin TMT distribution revenue, and 3) increase of tax provisions to 25% starting January 2011 from the previous 15% for Chengdu Tianyin after the expiration of the three year tax benefit for high tech enterprise. We expect the stabilization of the net profit margin at approximately 15% going forward under the current pharmaceutical sales market condition.

Comprehensive Income (restated) that includes the currency adjustment to net income was $4.5 million for the quarter ended March 31, 2011, as compared to the comprehensive income of $5.1 million for the quarter ended March 31, 2010, a decrease of $0.6 million. The non-cash financial impacts from warrants mainly contribute to the difference between these comparable periods. The pro forma net income results illustrate the operational improvements.

Comprehensive Income (pro forma) that includes the currency adjustment to net income was $4.2 million for the quarter ended March 31, 2011, as compared to the comprehensive income of $2.9 million for the quarter ended March 31, 2010, an increase of $1.3 million or 44.8% year over year.

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

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2011, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and are effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure as a result of the material weakness described herein.

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