Form 10-K
period 2011-06-30
TIANYIN PHARMACEUTICAL CO., INC.
filed 2011-09-28
CIK 1362718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

|X| ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2011

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER:

TIANYIN PHARMACEUTICAL CO., INC.

 (Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification or Organization No.)

23rd Floor, UnionsunYangkuo PlazaNo.2, Block 3, Renmin Road South, Chengdu,

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of December 31, 2010 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $51.8 million.

As of September 27, 2011, the Registrant has 29,396,276 shares of common stock outstanding and -0- shares of Series A Preferred Stock outstanding.

1

TIANYIN PHARMACEUTICAL CO., INC

FORM 10-K INDEX

PART I

ITEM 1.                      DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

Tianyin Pharmaceutical Co., Inc (“TPI” or “the Company”, together with its subsidiaries, herein referred to as “we” “us” and “our”) is a pharmaceutical company. Through our indirect wholly-owned subsidiary Chengdu Tianyin Pharmaceutical Co., Ltd. (“Chengdu Tianyin”), a corporation organized and existing under the laws of the People’s Republic of China (“PRC”), we are engaged primarily in the development, manufacturing, marketing and sales of patented biopharmaceutical medicines, branded generics, modernized traditional Chinese medicines and other pharmaceuticals in China. We currently manufacture a comprehensive portfolio of 58 products, 24 of which are listed in the highly selective National Medical Reimbursement List (“NMRL”) and 7 are listed in the Essential Drug List (“EDL”) of China.

Tianyin Pharmaceutical Co., Inc, previously called Viscorp, Inc., was originally formed as a limited liability company under the laws of the State of Delaware on August 20, 2002. In March 2006, Viscorp changed its status from an LLC to a corporation registered in the State of Delaware. Prior to the Share Exchange transaction described below, Viscorp operated as a developer and retailer of software for optometrists.  However, Viscorp did not generate any significant revenue and determined to pursue an acquisition strategy, whereby it sought to acquire a business with a history of operating revenues in markets that provide room for growth. Immediately prior to the Share Exchange under which we acquired Chengdu Tianyin, Viscorp sold all of its assets (consisting solely of the software it had developed) to Charles Driscoll for $100.00. The common stock of the Company currently trades on the NYSE Amex under the symbol “TPI.”

CHENGDU TIANYIN

Chengdu Tianyin, located in Chengdu, Sichuan Province of China, was established in 1994 and acquired by the current management of the Company in 2003. Chengdu Tianyin delivered total revenue of $95.2 million with net income of $15.6 million for the fiscal year ended June 30, 2011, up 48.9% from revenue of $63.9 million and up 31.1% from net income of $11.9 million respectively for the fiscal year ended June 30, 2010.

ACQUISITION OF OUR OPERATING BUSINESS

On January 16, 2008, we entered into and consummated the transactions (the “Share Exchange”) contemplated under a Securities Exchange Agreement (the “Share Exchange Agreement”) by and among us, Raygere Limited (“Raygere”), a company organized under the laws of the British Virgin Islands (“BVI”) and Time Poly Management Limited (“Time Poly”), Happyvale Limited (“Happyvale”) and Fartop Management Limited (“Fartop”), each a BVI company, and Cmark Holding Co., Ltd. (“Cmark”), an exempted company organized under the laws of the Cayman Islands.  At the time of the Share Exchange, Time Poly, Happyvale, Fartop and Cmark owed collectively 100% of the capital stock of Raygere.  Under the terms of the Share Exchange Agreement, the Raygere stockholders transferred to the Company all the shares of Raygere and Raygere became a wholly-owned subsidiary of the Company.  As part of the Share Exchange, the shareholders of Raygere were issued 12,790,800 shares of the Company’s common stock, which represented 87.7% of the 14,587,200 issued and outstanding shares of the Company’s common stock immediately following the Share Exchange.

Raygere was incorporated in the BVI on January 26, 2007 and formed a Hong Kong subsidiary, Grandway Group Holdings Ltd. (“Grandway”) in May 2007. On October 30, 2007, Grandway acquired 100% of the equity interests of Chengdu TianyinPharmaceutical Co., Ltd., our indirect wholly owned subsidiary located in Chengdu, Sichuan Province of the People’s Republic of China that operates our current business, pursuant to a sales and purchase agreement with three of the existing shareholders (“Original Shareholders”) of Chengdu Tianyin, pursuant to which Grandway purchased 100% of the equity interest in Chengdu Tianyin. This transfer was approved by the Bureau of Foreign Trade and Economic Cooperation of Chengdu Economic Technology Development Administration Committee on October 30, 2007, and the registration with the Chengdu Administration of Industry and Commerce was completed on November 5, 2007. As a result of this transfer, Grandway acquired 100% of the equity of Chengdu Tianyin.

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

In accordance with the terms of the Share Exchange Agreement, Charles Driscoll resigned as the Company’s Chief Executive Officer, Chief Financial Officer and President, and also tendered his resignation as our sole director, which became effective on February 15, 2008. Dr. Guoqing Jiang was appointed to serve as the Chairman of our board and our Chief Executive Officer, effective as of the close of the Share Exchange, and nominated Mr. Stewart Lor to serve as one of our directors with such appointment to be effective on February 15, 2008.  As of February 29, 2008, our board was expanded by three persons to include Professor Zunjian Zhang, Ph.D., Professor JianpingHou, Ph.D. and Mr. James T. McCubbin.

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

By March 2011, all preferred shares have been converted to common stocks of TPI. As of June 30, 2011, there is -0- preferred shares outstanding.

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

PRODUCT PORTFOLIO

As of June 30, 2011, we had a comprehensive portfolio of 58 SFDA-approved products comprised of patented biopharmaceutical product, branded generics, modernized Chinese medicines and other pharmaceuticals, 41.3% of our products are reimbursed by the government medical reimbursement program. Our flagship patented product Ginkgo Mihuan Oral Liquid (GMOL, patent number: 20061007800225, which expires on April 30, 2026) contributed approximately 21.6% of the fiscal 2011 revenue. Our products are listed as follows,

NO.	PRODUCT	CATEGORY	SFDA NO.	INDICATIONS
1	Ginkgo Mihuan Oral Liquid	Internal Medicine	H20013079	Coronary heart diseases, myocardiac infarction stroke
2	Apu Shuangxin Benorylate Granules	Internal Medicine	H10970068	Rheumatoid arthritis
3	XuelianChongcao Oral Solution	Internal Medicine	B20020680	Boost of body energy, immunity enhancer
4	Fukangbao Oral Liquid	Gynecology	Z10983056	Anemia, irregular menstrual cycle
5	Xiaoyanlidan Tablets	Hepatology	Z20093681	Acute cholangitis and cholecystitis
6	Qijudihuang Mixture	Internal Medicine	Z20023391	Improve liver function
7	Yupingfeng Oral Liquid	Internal Medicine	Z20023352	Immune system enhancement
8	Sanqi Tablets	Internal Medicine	Z20093512	Anti-inflammatory, stop bleeding
9	Qianggan Syrup	Hepatology	Z20054224	Hepatitis, cirrhosis, fatty liver disease
10	Kangjunxiaoyan capsule	Gynecology	Z20090855	Menstrual cramps, vaginal bleeding
11	Yinqiaojiedu Tablets	Internal Medicine	Z20093555	Anti-inflammation, fever, cold symptoms
12	Duyiwei Dispersible Tablets	Internal Medicine	Z20090239	Pain management, stop bleeding, fracture
13	Baotailing Tablets	Gynecology	Z20093087	Recurrent spontaneous miscarriage
14	Yiqing Capsules	Internal Medicine	Z20093084	Pharyngitis and tonsillitis
15	XiaoerQingreZhike Oral Liquid	Internal Medicine	Z20093060	Anti-cough, anti-asthma in children
16	Tongqiaobiyan Tablets	Otolaryngology	Z20093063	Chronic and allergic rhinitis, sinusitis
17	Hugan tablet	Hepatology	Z20063054	Chronic hepatitis, early liver cirrhosis
18	Compound Dantong Capsules	Internal Medicine	Z20093012	Acute and chronic cholecystitis, cholangitis and concurrent infection of Biliary Calculi
19	Fukezhidai Tablets	Gynecology	Z20083375	Chronic cervicitis, blennometritis
20	Yanyan Tablets	Otolaryngology	Z20064406	Relieve symptoms of chronic pharyngitis
21	Danqi Tablets	Gynecology	Z20064032	Relieve menstrual cramps and other symptoms
22	Yanlixiao Capsules	Internal Medicine	Z20064158	Anti-inflammatory, bacterial infectious diseases
23	Kudancao Tablets	Otolaryngology	Z20064050	Relieve inflammatory symptoms of laryngopharyngitis
24	Weikangling Capsules	Gastroenterology	Z20064060	Gastric and duodenal ulcer, acute and chronic gastritis
25	Baoxinning Capsules	Internal Medicine	Z20063957	Angina, coronary heart diseases, arrhythmia
26	Jiangtangning Capsules	Internal Medicine	Z20063813	Relieve symptoms of diabetes
27	Yankening Tablets	Internal Medicine	Z20063847	Acute tonsillitis, bacterial pneumonia, urinary tract infections
28	GanodermaLucidum Capsules	Neurology	Z20063833	Insomnia, neurasthenia, amnesia
29	Qianbobiyan Tablets	Otolaryngology	Z20063837	Inflammation, chronic and acute rhinitis
30	Yishengling Granules	Internal Medicine	Z20063841	Improvement of kidney function and sperm counts, impotence
31	Xiaoyanlidan Tablets I	Hepatology	Z20063864	Relieve symptoms of acute cholangtis and cholecystitis.
32	KangguZengsheng Tablets	Orthopedics	Z20063875	Bone hyperplasia, neck pain, ankylosing spondylitis
33	Tianqitongjing Capsules	Gynecology	Z20063645	Relieve symptoms of menstrual cramps
34	Yinhuang Capsules	Otolaryngology	Z20063462	Upper respiratory tract infection, tonsillitis, pharyngitis
35	Chuanxinlian Capsules	Internal Medicine	Z20063437	Anti-inflammation, fever, cough, diarrhea, mouth ulcers
36	Qianlieshule Capsules	Urology	Z20060030	Relieve symptoms of chronic prostatitis
37	Huangbo Capsules	Internal Medicine	Z20063156	Anti-inflammatory, diarrhea, jaundice, nocturnal emission
38	Qianglipipa Oral Liquid	Otolaryngology	Z20063046	Suppress cough, mucus clearance, bronchitis
39	Dabaidu Capsules	Urology	Z20055092	Inflammatory symptoms of sexually transmitted diseases, e.g. syphilis
40	Huganning Tablets	Hepatology	Z20054697	Chronic and acute hepatitis
41	Tongbianling Capsule	Internal Medicine	Z20083424	Bedridden constipation and elderly chronic constipation
42	Laoniankechuan Tablets	Internal Medicine	Z20083360	Improve immune function, chronic bronchitis in elders
43	Shushenling Capsules	Neurology	Z20063557	Neurasthenia, menopause syndrome
44	Qijudihuang Oral Liquid	Internal Medicine	Z20003098	Liver function improvement
45	Qingrejiedu Oral Liquid	Internal Medicine	Z51020066	Fever, cold, upper respiratory infection
46	Yupingfeng Oral Liquid	Internal Medicine	Z20003099	Immune system enhancement
47	YinqiaoShangfeng Capsules	Internal Medicine	Z20003100	Relieve inflammatory symptoms of laryngopharyngitis and fever
48	Radix Sophorae Flavescentis Vaginal Effervescent Tablets	Gynecology	Z20050176	Cervical erosion
49	Levofloxacin Hydrochloride Tablets	Internal Medicine	H20066521	Anti bacterial infection
50	Azithromycin Dispersible Tablets	Internal Medicine	H20074143	Upper and lower respiratory tract infections and other bacterial infections in skins and reproductive system
51	Azithromycin Dispersible Tablets	Internal Medicine	H20074145	Upper and lower respiratory tract infections and other bacterial infections in skins and reproductive system
52	Simvastatin Tablets	Internal Medicine	H20083478	Hypercholesterolemia, Coronary Heart Disease.
53	Mycophenolate Mofetil Capsules	Internal Medicine	H20080819	Suppress graft rejection after transplantations
54	Fleroxacin Tablets	Internal Medicine	H20094057	Acute and chronic bronchitis, pneumonia, urogenital, respiratory, gastrointestinal infections
55	Ofloxacin Tablets	Urology	H20094038	Infections in urogenital, respiratory, gastrointestinal systems
56	Clindamycin Hydrochloride Capsules	Internal Medicine	H20103200	Various bacterial infections
57	Clindamycin Hydrochloride Capsules	Internal Medicine	H20103274	Various bacterial infections
58	Gliclazide Tablets	Internal Medicine	H20113233	Diabetic Mellitus

(Source: www.sfda.gov.cn, Chinese version or www.tianyinpharma.com)

CHINA HEALTHCARE INDUSTRY AND MARKET

The development of China’s healthcare market continues to be driven by the country’s strong per capita GDP growth, government-backed healthcare reimbursement system, countryside urbanization, the growing aging population, and the increasing healthcare spending. In 2009, Chinese government earmarked $124 billion government funding for the next three years to be dedicated for the further improvement in healthcare coverage in China (Source: http: //www.moh.gov.cn, which is set up by Ministry of Health, China. ).

National Medical Insurance Program

The National Medical Insurance Program (the “Program”), introduced in 1999, provides the guidance on which prescription and over-the-counter (OTC) medicines are included in the program and to what extent the purchases of these medicines are reimbursable. The implementation of the Program is delegated to the provincial governments, with each of which establishing their own medicine catalog. For purchases of provincial catalog medicines to be reimbursable under the program, these medicines must be purchased from hospitals or retail pharmacies authorized under the Program. The inclusion of a medicine in a provincial reimbursement list can enhance its sale by improving the affordability of the medicine. Moreover, the inclusion endorses the safety and the reliability of the medicine based on the stringent tests required during the application. As stated above, we have 24 products currently listed in the national medicine catalog of the Program.

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

OTC Medicines and Retail Pharmacies

While out-patients in China generally fill their prescriptions at hospital pharmacies, they primarily purchase over the counter (OTC) medicines from retail pharmacies. To the extent that a medical condition can be treated with an OTC medicine, many Chinese people prefer to purchase an OTC medicine from the hospital. The retail pharmacy sector in China is highly fragmented.  Retail pharmacies in China include pharmacy chain stores, individual stores, retail chain stores with OTC counters, and OTC counters in supermarkets. While they are expanding quickly, neither pharmacy chain stores nor retail chain stores with OTC counters have developed a nationwide presence in China. As a result, retail pharmacies tend to have less bargaining power than hospitals in procuring medicines from pharmaceutical companies. A portion of retail pharmacies in China are authorized under the National Medical Insurance Program. A program participant may be reimbursed for the cost of a medicine included in the provincial medicine catalog only if he or she purchases that medicine from an authorized retail pharmacy. In 2004, the Chinese government authorities began to enforce the regulation prohibiting advertisement of prescription medicines through mass media.  However, OTC medicine can be advertised in the mass media. Chinese consumers normally purchase OTC medicines based upon brand name recognition and price. Consumers gain familiarity with an OTC medicine through advertising, word-of-mouth and recommendations by pharmacy salespeople.

SALES AND MARKETING

We sell our products via regional distributors as well as directly to the hospitals, clinics, and pharmacies in China.  We are expanding our sales force as well as our coverage with the regional distributors across China. We are dedicated to developing brand recognition through pharmaceutical trade fairs, scientific conferences and seminars, advertisements.

RAW MATERIALS

Our geographical location at Sichuan province facilitates an efficient access to high-grade raw ingredients for both chemical medicine raw material as well as Chinese medicines. The materials used in our products are widely available from a number of different suppliers. For greater purchasing power we utilize a limited number of suppliers for most of the pharmaceutical raw material. For the fiscal year ended June 30, 2011, three major vendors accounted for approximately 36% of our raw material sales, while in the fiscal year ended June 30, 2010, they accounted for approximately 38% of our raw materials sales. Total purchases from these vendors were $12,908,221 and $11,198,171 for the years ended June 30, 2011 and 2010, respectively.

CUSTOMERS

Five major customers accounted for 9% and 11% of the net revenue for the fiscal years ended June 30, 2011and 2010. Total sales to these customers were $8,478,413and $7,508,367, for the years ended June 30, 2011 and 2010, respectively. The loss of any one major customer could have a material adverse effect on our business and operations.

INTELLECTUAL PROPERTY

We rely primarily on a combination of patent, trademark trade secrets and administrative protections, as well as employee and third-party confidentiality agreements to safeguard our intellectual property. Currently, we have a design patent granted and a formulation patent pending for our flagship product: Ginkgo Mihuan Oral Liquid (“GMOL”). The patent No. is 20061007800225 with a protection period of 20 years starting from April 30, 2006 and expiring on April 30, 2026.  Although our other products are not subject to patent protection, they are Good Manufacturing Practice (“GMP”)-certified and approved by the SFDA, which is valid for a term of 5 years and renewable at the expiration thereof. The new SFDA product filing and registration policy provides, so long as no other company within our immediate pharmaceutical industry produces a product superior to ours in terms of current advances and major product breakthroughs, protection to formulas and production techniques of approved products, and prohibits producing and selling similar products without the SFDA’s approval. The type of major breakthroughs that the SFDA considers in determining whether another product, similar to one already approved can be produced would be significant improvements to existing products in the following areas: synthesis, extraction methods, physical and chemical nature and purity, dosage, prescription screening, preparation technology, testing methods, quality indicators, stability, pharmacology, toxicology, processing methods, active ingredients, route of administration, etc. As a result of this policy, the government encourages innovation in TCM research and development (“R&D”).  Other pharmaceutical companies cannot produce products similar to ours without the SFDA’s approval, unless they have achieved such major breakthroughs and received approval from the SFDA. As of June 30, 2011, we had 58 products protected by the SFDA, including patent-protected GMOL.

In addition, elements of our pharmaceutical composition, formulation and manufacturing processes involve proprietary technologies, technical know-how or un-patentable data, for which we rely on administrative protection, trade secret and confidentiality agreements rather than patents to sustain our competitive advantages. We have also secured our rights in the intellectual properties with confidentiality, non-competition and proprietary information agreements signed by our R&D personnel.

COMPETITION

The traditional Chinese medicine (TCM) industry in China is highly fragmented and intensely competitive.  We believe that TCM manufacturers primarily compete on the basis of brand name, reputation, pricing, perceived efficacy, side effects, marketing ability, economics of scale, customer service, customer base and customer loyalty. We face competition from domestic TCM manufacturers, as well as domestic and foreign pharmaceuticals with similar therapeutic effects.

Our competitive strengths include: 1) a comprehensive portfolio of 58 products; 2) approximately 41% or 24 products listed in the National Medical Program that ensures government reimbursement and accessibility for users; 3) sole supplier of several proprietary products with substantial upside market potential; 4) a cooperative partnership R&D model that is cost effective, highly efficient with relatively shorter development cycles; 5) a well-established national distribution sales network tailored to different market segments; and 6) a management team consisting of industry veterans with a proven track record.

GOVERNMENT REGULATION

China’s pharmaceutical industry is highly regulated by the government. The primary regulatory authority is the SFDA, including its provincial and local branches, by which we are subject to regulation and oversight. China’s healthcare laws stipulate the production and sale of pharmaceuticals in China, covering the manufacturing, distributing, packaging, pricing and advertising of pharmaceutical products. We are also subject to other Chinese laws and regulations that are applicable to business operators, manufacturers and distributors in general.

Medicine approval and registration

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

Good Manufacturing Practice.  A pharmaceutical manufacturer must meet the Good Manufacturing Practice standards, or GMP standards, for each of its production facilities in China in respect of each form of pharmaceutical products it produces.  GMP standards include staff qualifications, production premises and facilities, equipment, raw materials, environmental hygiene, production management, quality control and customer complaint administration. If a manufacturer meets the GMP standards, the SFDA will issue the GMP certificate with a five-year validity period. However, for a newly established pharmaceutical manufacturer that meets the GMP standards, the SFDA will issue a GMP certificate with only a one-year validity period.

We have received GMP certificates for all of our production facilities in respect of every form of product.  All of our GMP certificates are valid for five years. The earliest renewal time for our facilities is in three years. In March 2011, the new GMP standards, which provide further details in regulation and standardization of pharmaceutical production. Our facilities are required to comply with these newly revised GMP standards upon the expiration of the current GMP period..

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

Price Control

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

Foreign Currency Exchange

The functional currency of our operating PRC subsidiary, Chengdu Tianyin, is Renmibi (RMB). Pursuant to the Foreign Currency Administration Rules promulgated in 1996 and amended in 1997 and various regulations issued by the China State Administration of Foreign Exchange (the “SAFE”), and other relevant PRC government authorities, the RMB is freely convertible only to the extent of current account items, such as trade-related receipts and payments, interests and dividends.  Capital account items, such as direct equity investments, loans and repatriation of investment, require the prior approval from the SAFE or its local counterpart for conversion of RMB into a foreign currency, such as U.S. dollars, and remittance of the foreign currency outside the PRC. Payments for transactions that take place within the PRC must be made in RMB. Unless otherwise approved, PRC companies other than the foreign invested enterprises, or the FIEs, must convert foreign currency payments they receive from abroad into RMB.  On the other hand, FIEs may retain foreign exchange in accounts with designated foreign exchange banks, subject to a cap set by the SAFE or its local counterpart.

Regulation on Overseas Listing

On August 8, 2006, six PRC regulatory agencies jointly adopted the new merger and acquisition (M&A) Rule, which became effective on September 8, 2006.  This new M&A Rule requires offshore SPVs that are controlled by PRC companies or individuals and that have been formed for the purposes of seeking a public listing on a stock exchange outside China through acquisitions of PRC domestic companies to obtain the China Securities Regulatory Commission (“CSRC”) approval prior to publicly listing their securities on a stock exchange outside China. On September 21, 2006, the CSRC published a notice on its website specifying the documents and materials required to be submitted to the CSRC when seeking the CSRC approval for their listings outside of China. The interpretation and application of the New M&A Rule remain unclear, and we cannot assure you that the ownership of our securities by offshore entities and their shareholders does not require approval from the CSRC, and if it does, how long it will take us to obtain the approval. See “Risk Factors—Risks Related to Doing Business in China—the approval of the China Securities Regulatory Commission, or the CSRC, may be required in connection with the foreign ownership of our securities under a recently adopted PRC regulation.”

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

EMPLOYEES

Prior to the Share Exchange, our President was our only employee. Currently, we have 1,365 employees, consisting of 579 in manufacturing and operation, 15 in research and development, 730 in sales and marketing and 41 in general and administrative. None of our personnel are represented under collective bargaining agreements. We consider our relations with our employees to be good.

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

Copies of Company’s Annual Reports on Form 10K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are all available on our website ( http://www.tianyinpharma.com ) free of charge, within a week after we file same with the SEC or by sending a request for a paper copy to our outside securities counsel: Hunter Taubman Weiss LLP, 17 State Street, Suite 2000, New York, NY 10004.

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

We currently have one pre-extraction plant, one formulated pharmaceutical manufacturing plant and one active pharmaceutical ingredient production plant.

In case of fire, earthquake or other disasters, we would have to resort to alternative sources of manufacturing which may cause significant delays. Any increase in costs, slowdowns or shutdowns could have a material adverse affect on our business, financial condition, results of operations and growth prospects.

According to the market demand, management may add facilities, use high-efficiency equipment, increase employees’ working hours or extend hours of operation. We believe that we can adjust the existing capacity and future production capacity in a very short period of time to meet the market needs. We intend to expand our manufacturing operations by adding production lines, but there is no assurance that we will have the financial resources required for this planned expansion or that any such expansion will be successful or completed in a timely fashion or within budget. Additionally, although we could quickly adjust our capacity, we may encounter difficulties and significant unexpected costs and delays in scaling up our manufacturing operations. The failure to scale-up manufacturing operations in a timely and cost-effective way may adversely affect our income. Our formulated pharmaceutical facility is running at 90% saturation. If our manufacturing capacity could not meet the market demand for our products, our business operation, financial condition, and growth prospects would be adversely affected

The loss of one or more members of our management team or other key employees could affect our operation and growth.

Our future growth depends on the continued service of our management team and other key employees. If one or more members of our management or other key employees were unable to serve as our employees, our revenue growth, business and future prospects would be affected. In addition, our ability to execute our business plan is dependent on our ability to attract and retain additional highly skilled personnel.

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

All pharmaceutical manufacturing companies in China are required to obtain certain permits and licenses from various PRC government authorities, including a pharmaceutical manufacturing permit and a GMP certificate, for each of its production facilities in China [See “Regulations—Regulations Relating to Pharmaceutical Industry”]. We have obtained permits, licenses and GMP certificates for production facilities we use in the manufacture of our pharmaceutical products which are subject to periodic renewal and/or reassessment by the relevant PRC government authorities, and the standards of compliance required in relation to them may change from time to time. We intend to apply for the renewal of these permits and licenses when required by applicable laws and regulations. Our failure to obtain such renewals may prevent us from continuing those portions of our business that require these permits and licenses.  Furthermore, any changes in compliance standards or new laws or regulations that may be introduced in the future may prohibit or render it more restrictive for us to conduct our business or may increase our compliance costs, which may adversely affect our operations or profitability.

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

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. The influencing factors include level of government involvement in the economy, control of foreign exchange, methods of allocating resources, balance of payments position, international trade restrictions and conflict.

Our business is largely subject to the uncertain legal environment in China and your legal protection could be limited.

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties.  These uncertainties could limit the legal protections available to foreign shareholders, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses. Because most of our officers and directors, after the Share Exchange, will reside outside of the United States, it may be difficult, if not impossible, to acquire jurisdiction over those persons if a lawsuit is initiated against us and/or our officers and directors by a shareholder or group of shareholders in the United States. Also, because our officers will likely be residing in China when a suit is initiated, achieving service of process against such persons would be extremely difficult. Furthermore, because the majority of our assets are located in China it would also be extremely difficult to access those assets to satisfy an award entered against us in United States court. Moreover, we have been advised that the PRC does not have treaties with the United States providing for the reciprocal recognition and enforcement of judgments of courts.

Recent PRC regulations relating to the establishment of offshore companies by PRC residents may subject our PRC resident shareholders to personal liability and limit our ability to inject capital into our PRC subsidiaries, limit our subsidiaries’ ability to distribute profits to us or otherwise adversely affect us.

China State Administration of Foreign Exchange (the “SAFE”), has promulgated several regulations, including the Notice on Relevant Issues Concerning Foreign Exchange Administration for Domestic Residents’ Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles, or Notice 75, effective on November 1, 2005 and its implementation rules. These regulations require that a PRC resident shall register with a local branch of the SAFE in connection with their direct or indirect shareholding in an overseas special purpose vehicle, or SPV, established for the purpose of overseas equity financing (including convertible debt financing). In addition, any PRC resident who is a direct or indirect shareholder of a SPV, is required to update its filed registration with the local branch of SAFE with respect to that SPV, to reflect any material change. If any PRC shareholder fails to make the required registration or to update the previously filed registration, the subsidiary of such SPV in China may be prohibited from distributing its profits or the proceeds from any capital reduction, share transfer or liquidation to the SPV, and the SPV may also be prohibited from making additional capital contribution into its subsidiary in China.

PRC residents who directly or indirectly hold our shares, including those who may indirectly hold our shares through the participation and exercise of stock options or to purchase shares of Time Poly Management Limited (one of our shareholders), are required to file in accordance with Notice 75 or its implementation rules. We required all our shareholders who are PRC residents to comply with any SAFE registration requirements, if required by Notice 75 or other applicable PRC laws and regulations, although we have no control over either our shareholders or the outcome of such registration procedures. Any failure or inability by such individuals to comply with the SAFE regulations may subject us to fines or legal sanctions, such as restrictions on our cross-border investment activities or Chengdu TPI’s ability to distribute dividends to, or obtain foreign-exchange-dominated loans from, our company or prevent us from making distributions or paying dividends. As a result, our business operations and our ability to make distributions to you could be materially and adversely affected.

The approval of the China Securities Regulatory Commission, or the CSRC, may be required in connection with our acquisition of Chengdu Tianyin under the PRC laws and regulations.

On August 8, 2006, six PRC regulatory agencies: the PRC Ministry of Commerce, or MOFCOM, the State Assets Supervision and Administration Commission, or SASAC, the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission, or CSRC, and the SAFE, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or new M&A Rule, which became effective on September 8, 2006 and was amended on June 22, 2009. The new M&A Rule purports, among other things, to require offshore special purpose vehicles, or SPVs, formed for overseas listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange.

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

Recently enacted regulations in China may make it more difficult for us to pursue growth through acquisitions.

The new M&A Rule also established additional procedures and requirements that are expected to make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that the MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise that owns well-known trademarks for China’s traditional brands.  Besides, the Notice of the General Office of the State Council regarding the Establishment of the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors issued by the General Office of the State Council on February 3, 2011 and took effect on March 5, 2011 and the Regulations on the Establishment of the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors which was issued by the Ministry of the Commerce on August 25, 2011 and took effect on September 1, 2011provide that takeovers by foreign investors of local companies engaged in industries related to military or crucial to national security shall be subject to prior security review by the government. We may grow our business in part by acquiring other traditional Chinese medicine businesses. Complying with the requirements of the new M&A Rule and other regulations in completing this type of transaction could be time-consuming, and any required approval processes, including Ministry of Commerce approval, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

We may not be guaranteed a continuance to receive the preferential tax treatment we currently enjoy, and dividends paid to us from our operations in China may become subject to income tax.

The PRC Enterprise Income Law, or EIT Law and its implementing rules, both of which became effective on January 1, 2008, have adopted a uniform statutory enterprise income tax rate of 25% to all enterprises in China. The EIT Law and its implementation rules also permit qualified ‘‘high and new technology enterprises’’ (“HNTEs”), to enjoy a preferential enterprise income tax rate of 15% upon filing with competent tax authorities. The qualification as a HNTE generally has a valid term of three years and the renewal of such qualification is subject to review by the relevant authorities in China. Pursuant to the Notice of Tax Preferences Policies for the Development of Western Regions (Caishui [2001] No.202), promulgated on December 30, 2001, or the Tax Notice 202, both domestic companies and FIEs, which are established in the western regions (including Sichuan Province) and were engaged in the encouraged industries (including the TCM manufacture business), shall be entitled to a 15% national enterprise income tax rate for a period commencing from January 2001 to December 2010. Chengdu Tianyin has been entitled to the preferential tax treatment until December 31, 2010. After the preferential tax treatment period was ended, Chengdu Tianyin is currently subject to 25% income taxes. Chengdu Tianyin has submitted application for the renewal of its HNTE status in Chengdu, Sichuan Province of China. The successful renewal of the High Tech status would reduce the current enterprise income tax to 15% for another three years from the beginning of 2012 calendar year. However, there is no assurance that Chengdu Tianyin would successfully obtain the approval for the renewal.

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

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. The inflation is reflected in an increase of raw material prices which directly impacted the margins of pharmaceutical sales. To curtail inflation, the Chinese government may adopt various corrective measures to restrict the availability of credit or regulate growth. The high inflation may in the future cause Chinese government to impose credit controls or price ceilings or other actions which could inhibit economic activity in China, and thereby limit the market for our products.

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

We have obtained all permits and approvals and filed all registrations required for the conduct of our business, except where the failure to obtain any permit or approval or file any registration would not have a material adverse effect on our business. The PRC governmental authorities have not revealed any material environmental liability that would have a material adverse effect on us.  We have not been notified by any governmental authority, of any continuing noncompliance, liability or other claims in connection with any of our properties or business operations, nor are we aware of any other material environmental condition with respect to any of our properties or arising out of our business operations at any other location.  However, in connection with the ownership and operation of our properties (including locations where we may have sent waste in the past) and the conduct of our business, we potentially may be liable for damages or cleanup, investigation or remediation costs.

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

Renminbi, or RMB, is not a freely convertible currency at the moment. The restrictions on currency exchange may limit our ability to use revenues generated in RMB to fund our business activities outside the PRC or to make dividends or other payments in U.S. dollars. The PRC government strictly regulates conversion of RMB into foreign currencies.  Over the years, foreign exchange regulations in the PRC have significantly reduced the government’s control over routine foreign exchange transactions under current accounts.  In the PRC, the State Administration for Foreign Exchange, or the SAFE, regulates the conversion of the RMB into foreign currencies.  Pursuant to applicable PRC laws and regulations, foreign invested enterprises incorporated in the PRC are required to apply for “Foreign Exchange Registration Certificates.”  Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends, etc.) can be effected without requiring the approval of SAFE.  However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE.

Risks Relating to Our Securities

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

Our executive officers, directors, and principal stockholders own, in the aggregate, approximately 30.92%of our outstanding Common Stock. As a result of their stockholdings, these stockholders are able to assert substantial control over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

The market price of our Common Stock may be volatile and there may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

During the past two years our Common Stock has had a trading price range between $1.00 per share to $5.25 per share. The market price of our Common Stock has been and will likely continue to be highly volatile, as is the stock market in general. Factors that may materially affect the market price of our Common Stock are beyond our control, these factors may materially adversely affect the market price of our Common Stock, regardless of our performance.  In addition, the public stock markets have experienced extreme price and trading volume volatility. These broad market fluctuations may influence the market price of our Common Stock. There is currently only a limited public market for our Common Stock, which is listed on the NYSE Amex, and there can be no assurance that a trading market will develop further or be maintained in the future. As of September 26, 2011, the closing bid price of our Common Stock was $1.29 per share and we had approximately 272 shareholders of record of our Common Stock, not including shares held in street name.

The outstanding warrants may adversely affect us in the future and cause dilution to existing shareholders.

There are currently 8,487,718 warrants outstanding. The terms of these warrants expire as early as January 2013 and as late as January 2015. The exercise price of these warrants range from $1.60 to $4.50 per warrant. Exercise of the warrants may cause dilution in the interests of other shareholders as a result of the additional Common Stock that would be issued upon exercise. In addition, sales of our Common Stock issuable upon exercise of the warrants could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our Common Stock. Further, the terms on which we may obtain additional financing during the period any of the warrants remain outstanding may be adversely affected by the existence of these warrants as well.

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

Penny stocks are frequent targets of fraud or market manipulation. Patterns of fraud and abuse include: Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;“Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                      DESCRIPTION OF PROPERTY

All land in China is owned by the State.  Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes.  In the case of land used for industrial purposes, the land use rights are granted for a period of 50 years.  This period may be renewed at the expiration of the initial and any subsequent terms.  Granted land use rights are transferable and may be used as security for borrowings and other obligations. Chengdu Tianyin currently owns land use rights to approximately 29,651 square meters of land and approximately 10,780 square meters of buildings consisting of manufacturing facilities, employee quarters and office buildings in Chengdu, China.  Chengdu Tianyin holds five State-owned Land Use Rights Certificates and eight Building Ownership Certificates for the land use rights and buildings owned by it, which include the State-owned Land Use Rights Certificate (No.: Qingyangguoyong [2007] No. 12133), State-owned Land Use Rights Certificate (No.: Qingyangguoyong [2007] No. 12132), State-owned Land Use Rights Certificate (No.: Longguoyong [2002] No. 17188), State-owned Land Use Rights Certificate (No.: Longguoyong [2007] No. 76483), State-owned Land Use Rights Certificate (No.: Qingguoyong [2007] No. 12575); Building Ownership Certificate (No.: ChengfangquanjianzhengJianzhengZi No.1570035), Building Ownership Certificate (No.: ChengfangquanjianzhengJianzhengZi No.1599930), Building Ownership Certificate (No.: ChengfangquanzhengJianzhengZi No.1570039) , Building Ownership Certificate (No.: LongfangquanzhengJianzhengZi No.0119728), Building Ownership Certificate (No.: LongfangquanzhengJianzhengZi No.0119727), Building Ownership Certificate (No.: LongfangquanzhengJianzhengZi No.0119729) and, Building Ownership Certificate (No.: Longfangguan No. 0070870) and the Building Ownership Certificate (No.: Longfangguan No. 0070869).

In April 2009, we entered into a land supply agreement with the Sichuan Xinjin County Government to acquire 100 mu (approximately 66,700 square meters) of land within the Xinjin Chemical Industrial Park.

We currently rent office space located at 23rd Floor, UnionsunYangkuo Plaza, No. 2, Block 3, Renmin Road South, Chengdu, Postal Code: 610041, China. The rental agreement is renewed annually and the rent, which is US$147,059 per annum, is paid quarterly.

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

	High	Low
Quarter ended September 30, 2008	$2.50	$1.66
Quarter ended December 31, 2008	$2.25	$1.10
Quarter ended March 31, 2009	$1.57	$1.00
Quarter ended June 30, 2009	$3.50	$2.16
Quarter ended September 30, 2009	$3.87	$3.79
Quarter ended December 31, 2009	$4.32	$4.10
Quarter ended March 31, 2010	$3.78	$3.62
Quarter ended June 30, 2010	$2.91	$2.16
Quarter ended September 30, 2010	$3.20	$2.49
Quarter ended December 31, 2010	$3.69	$2.66
Quarter ended March 31, 2011	$3.28	$2.30
Quarter ended June 30, 2011	$2.68	$1.35

On September 26, 2011, the closing bid price of the common stock was $1.29 and we had approximately 272 record holders of our commons stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

In 2008, we granted five (5) year Class A Warrants to purchase 4,757,814 shares of our Common Stock, $0.001 par value per share at an initial exercise price of $2.50 per share, and seven (7) year Class B Warrants to purchase 4,757,814 shares of our Common Stock at an initial exercise price of $3.00 per share. In 2009, we granted three (3) year warrants to purchase 306,914 shares of our Common Stock, at an initial exercise price of $4.50 per share, subject to adjustment. The exercise prices of the Warrants were subject to weighted average and other anti-dilution adjustments which were later removed. As of September 28, 2010, 3,898,438 of the Class A Warrants, 4,257,814 of the Class B Warrants and 306,913 of the Class C Warrants were outstanding.  We also granted warrants to purchase 1,522,500 shares of Common Stock with an exercise price of US$1.60, $2.50 and $3.00 per share to TriPoint Global Equities, LLC, the placement agent in the 2008 Financing. In connection with the 2009 Financing, we granted warrants to purchase 122,766 shares of common stock at $3.25 and 24,553 shares at $4.50 to TriPoint Global Equities, LLC, the placement agent or its designees of such financing. As of September 27, 2011, there are 430,462 placement agent warrants outstanding.

Dividend Policy

Preferred share dividend

On December 31, 2009, the Company recorded $98,538 as dividends to the investors of the Company’s 2008 Financing, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. This resolution was approved by the Company’s Board and the Company decided to pay the dividends in cash to those investors.

On January 11, 2010, the Company declared a quarterly cash dividend to be paid to its common stock shareholders. The dividend of $0.025 per common share, with the total amount of $403,085 has been declared to shareholders of record as of January 31, 2010 and actually paid on February 25, 2010.

On March 31, 2010, the Company recorded $82,541 as dividends to the investors of the Company’s 2008 Financing, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. This resolution was approved by the Company’s Board and the Company decided to pay the dividends in cash to those investors.

On June 30, 2010, the Company recorded $72,995 as dividends to the investors of the Company’s 2008 Financing, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. This resolution was approved by the Company’s Board and the Company decided to pay the dividends in cash to those investors.

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

On September 30, 2010, the Company recorded $54,857 as dividends to the investors of the Company’s 2008 Financing, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. This resolution was approved by the Company’s Board and the Company decided to pay the dividends in cash to those investors.

On December 31, 2010, the Company recorded $53,501 as dividends to the investors of the Company’s 2008 Financing, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. This resolution was approved by the Company’s Board and the Company decided to pay the dividends in cash to those investors.

By March 18, 2011, under the mandatory conversion agreement, the remaining totaled 1,360,000 preferred shares were converted to common shares as 1:1 exchange ratio.

As of September 27, 2011, there were 29,396,276 common shares outstanding with -0- outstanding preferred shares.

Common stock dividend

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

On May 12, 2010, we announced the temporary suspension of common stock dividend in our 3rd quarterly report. We believe by focusing the capital on our strategic growth plan instead of paying a dividend at the present time to our common shareholders, we should be able to capture greater long-term returns for our shareholders. Given the opportunities presented by China’s ongoing healthcare reform and the necessary approvals that we are required from our preferred holders to continue to pay a dividend to our common shareholders, we decided to suspend our common share dividend program. As a policy management believes that in the event we experience a shortage of opportunities to efficiently invest and grow our business with our excess cash on hand, then a dividend payable is an appropriate use of excess capital.

Description of Equity Compensation Plans

The Company adopted an Equity Incentive Plan in 2008 (the “2008 Equity Incentive Plan”). On July 15, 2010, the Company’s Compensation Committee recommended an incentive compensation schedule for certain Company employees pursuant to the 2008 Equity Incentive Plan, which the Company's Board approved. Pursuant thereto, the Company issued 614,500 shares of common stock to certain employees. One-fourth of the total number of shares vested immediately on July 15 2010; One-fourth of the total number of shares vested on October 15, 2010; and the remaining shares vested on January 15, 2011.

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

On June 30, 2008, we issued 236,488 shares of common stock to the investors of our 2008 Financing as payment of the quarterly dividend per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock.  The dividend shares were issued to these investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving any public offering.

On December 31, 2008, we issued 223,558 shares of common stock to the investors of our 2008 Financing as payment of the quarterly dividend per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock.  The dividend shares were issued to these investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving any public offering.

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of the Company for the  year ended June 30, 2011 and should be read in conjunction with such financial statements and related notes included in this report.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of TPI for the fiscal years ended June 30, 2011 and 2010 and should be read in conjunction with such financial statements and related notes included in this report.

Overview

We are engaged primarily in the development, manufacturing, marketing and sale of patented biopharmaceuticals, branded generics, modernized Chinese medicines and other pharmaceuticals in China. We currently manufacture and market a comprehensive portfolio of 58 products approved by the SFDA including the patented Gingko Mihuan Oral Liquid (“GMOL”), 24 of which are included in the highly selective National Medicine Catalog of the National Medical Insurance program. And as of June 30, 2011, we had 10 drug candidates pending the SFDA approval. Additionally, we have 6 trademarks granted and 16 trademarks pending.

Chengdu Tianyin Pharmaceutical Co., Ltd (“Chengdu Tianyin” or “CTY”), was established in 1994 in Chengdu, Sichuan Province of China as a pharmaceutical company that manufactures and sells modernized traditional Chinese medicines and branded generics. The current management of the Company acquired 100% of the equity interest of CTY in 2003. On October 30, 2007, Grandway completed the acquisition of the 100% of the equity interest and now owns 100% of the equity interest of CTY, headquartered at Chengdu, China that operates our business.

In June 2009, CTY invested $723,500 to establish a wholly-owned trading subsidiary, Chengdu Tianyin Medicine Trading Co., Ltd (“TMT”) for sales and distribution of medicine produced by CTY. We expect the operation of TMT to optimize our business model through stronger distribution channels.

On August 21, 2009, Sichuan Jiangchuan Pharmaceutical Co., Ltd (“JCM”) was established by TPI, along with Sichuan Mingxin Pharmaceutical and an individual investor to produce pharmaceutical raw materials as its major business. Total registered capital of JCM is $2,934,000, of which TPI accounts for 77%. JCM will serve as TPI’s foundation for its business in the rapidly growing macrolide antibiotics industry in China.

Competitive environment

The market for pharmaceutical products is highly competitive. Our operations may be affected by government policies, post-market studies, pipeline development, technological advance by competitors, industrial consolidation, patents granted to competitors, competitive combination products, new products offered by our competitors, as well as new information provided by other marketed products and/or other post-market studies. In addition, the ongoing healthcare reform in China provides opportunities as well as challenges to our pipeline development and market expansion.

Development and Growth Strategy

Research and Development

The cornerstone of our business development strategy relies upon our partnership-based research and development (R&D) efforts which support us in developing and commercializing our product pipeline and ultimately with our marketing and sales through our expanding distribution network. Under this R&D model, we are entitled to purchase the exclusive ownership and intellectual properties of new drugs developed by research institutes upon SFDA approval. Prior to our purchase, the institutes take the full financial responsibility for the costs incurred during the R&D phase. The purchase price for these drugs ranges from $250,000 to $800,000 per candidate, which is based upon the development costs for individual products and the expected revenue from the product. Usually, we expect the material net cash inflows from drugs in late stage development to begin within three years upon SFDA approval. Since the projects are targeted for well defined marketable products and TPI will retain the full ownership of these SFDA-approved products and related intellectual properties, the subsequent commercialization is expected to be accretive upon new products’ market entry. In addition, we are able to leverage these R&D resources to further facilitate market recognition and commercialization of these products. With this strategy in place, we increased market penetration and revenue growth in fiscal year 2010 and plan to continue to expand and enhance marketing and sales going forward. Part of this strategy involves increasing and improving our marketing and sales activities to enhance the market leadership of our key leading products and to increase the sales of other products by expanding our sales force, solidifying our distribution network and expanding our market segment coverage, while increasing our marketing and promotional activities.

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

As of September 27, 2011, we have received 2 SFDA drug approvals as the following and the material net cash inflows from these drugs to begin in the year of 2013:

The following is a list of SFDA approved products in the fiscal 2011:

Drug Name	SFDA Approval Number

1. Clindamycin Tablets 2. Gliclazide Tablets	H20103274 H20113233

Clindamycin Tablets for various bacterial infections.

Gliclazide Tablets for Diabetes Mellitus.

Management plans to selectively pursue strategic acquisitions and licensing opportunities as effective means to broaden our product portfolio, leverage our resources and expand our market coverage.

Jiangchuan Macrolide Facility (“JCM”)

In April 2009, we entered into a land supply agreement with the Sichuan Xinjin County Government to acquire 100 mu (approximately 66,700 square meters) of land within the Xinjin Chemical Industrial Park to establish a manufacturing plant for Active Pharmaceutical Ingredients (“API”) of macrolides antibiotics. In August 2009, we partnered with Sichuan Mingxin Pharmaceutical Co., Ltd. in the launch of a new joint venture, Sichuan Jiangchuan JV (“JCM”), which primarily engages in the R&D, manufacturing, sales and marketing of API and chemical intermediates of macrolide antibiotics. The joint venture is 77% owned by TPI. JCM is funded through TPI’s internal cash flow with a total investment of approximately $20 million (Phase I: $10 million for plant construction, auxiliary facilities construction and equipment purchase; Phase II: $10 million for construction of high output manufacturing lines). The JCM construction was completed early 2011. The facility is currently undergoing GMP certification. We expect to receive GMP certification of JCM by October, 2011.

Tianyin Medicine Trading Distribution Business – TMT

We have been developing the distribution portfolio of TMT which distributes products manufactured by both TPI and other pharmaceutical companies to fuel our expanding sales network as well as to provide synergy to our existing organic product portfolio. TMT has been distributing mainly TPI's own products since its inception in 2009. In early November 2010, we successfully obtained one-year distribution rights from one of the most celebrated national brand injection pharmaceutical manufacturers, Jiangsu Lianshui Pharmaceutical, to distribute Lianshui-branded generic injection products including cough suppressant, antibiotics, anti-inflammatory medicines and products for other healthcare indications. The annual distribution revenue from TMT reached $17.1 million for the fiscal year 2011.

Future Forecast

We have met and exceeded the $90.0 million fiscal year 2011 revenue forecast. The forecasted net income excludes any non-cash expenses associated with stock compensation plans or stock option expenses. Pro forma net income for fiscal year 2011 is $17.5 million including the $1.9 million of stock compensation expenses added back to the net income of $15.6 million.

Based on the pricing pressure on generic pharmaceutical products nationwide as a result of the ongoing healthcare reform, the revenue of our generic division, which makes up approximately 40% of our total revenue, has been under pressure. We expect this pricing pressure to continue for the next several quarters.

Our analysis of the market condition suggests that although the pricing pressure is likely to continue, the JCM revenue along with the TMT distribution revenue are expected to support the growth of TPI for the coming fiscal year. Our forecast for the revenue contribution of the JCM macrolide revenue for the fiscal year 2012 is approximately $30 million.

Our current facilities operate at approximately 90% of the total capacity on 24 hours per day schedule. We are in the process of optimizing the usage of the remaining capacity and expanding the existing capacities to meet the increasing market demand.

Management will continue to evaluate the Company's business outlook and communicate any changes on a quarterly basis or as when appropriate.

Discussion on Operating Results

Comparison of results (in $ million) for the fiscal years ended June 30, 2011 and 2010

Year Ended June 30	2011	2010
Sales	$95.2	$63.9
Cost of Sales	$52.7	$30.6
Gross profit	$42.5	$33.3
Selling, general and administrative and R&D expenses	$24.4	$18.6
Other income (expenses)	$1.6	$(0.22)
Income taxes	$4.1	$2.6
Net income	$15.6	$11.9
Pro forma net income	$17.5	$13.0

Sales for the fiscal year ended June 30, 2011 was $95.2 million up 49.0% from $63.9 million for the fiscal year ended June 30, 2010, supported by the sales channel expansion and market penetration for our current product portfolio.  The fiscal 2011 revenue exceeded our targeted $90.0 million revenue guidance for the fiscal year 2011. This validates our market analysis and growth plans. Among the revenue mix, TPI’s organic portfolio delivered $78.1 million compared with $63.9 million, a gain of 22.2% year over year. We are exploring various growth strategies to sustain the current momentum. In addition to introducing distribution revenue from TMT and macrolide API revenue from JCM, for our core product portfolio, we are focusing on AAA and AA hospitals in major cities of China as an in-depth approach to develop high end hospital pharmaceutical market. Our top five products by sales are:

Product Description	Amount
Ginkgo Mihuan Oral Liquid (GMOL)	$20.5 million
Apu Shuangxin Granules(APU)	$6.6 million
Xuelian Chongcao (XLCC)	$4.1 million
Azithromycin Dispersible Tablets (AZI)	$3.9 million
Qingre Jiedu Oral Liquid (QRE)	$2.9 million

The core product portfolio totaled $38.0 million or 48.7% of the organic portfolio revenue.

Cost of Sales for the fiscal year ended June 30, 2011 was $52.7 million or 55.4% of the revenue, compared with $30.6 million or 47.9% of the revenue for the fiscal year ended June 30, 2010. Our cost of sales primarily consists of the costs of direct raw materials, labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The increase of our cost of sales from the previous year was due to 1) the additional distribution business through TMT amounting to $17.1 million at 11% gross margin, 2) pricing pressure on generic pharmaceutical sales, and 3) increase of raw material costs.

Gross profit for fiscal year 2011 was approximately $42.5 million with 44.6% gross margins compared with $33.3 million with 52.1% gross margin for fiscal year 2010. The decrease in gross margins was attributable to the addition of TMT revenues, the distribution arm of TPI, whose gross margins average approximately 11%. The pricing pressure on our generic products also contributed to the reduction of the gross margins. During the fiscal year 2011, our organic product portfolio delivered approximately 52.0% gross margins, about 0.8% lower than 52.8% in fiscal year 2010. Given the blend of the TMT lower margin distribution revenue and recent gross margin reduction associated with our proprietary portfolio under the current pricing trend, we anticipate that our overall gross margin in the near term, on a quarter to quarter comparison basis, may trend lower, but on a sequential basis should stabilize and improve depending upon the revenue mix percentages of TMT revenue, upcoming JCM macrolide API revenue as compared to the proprietary portfolio’s revenue performance. The factors that influence the gross margins of our major products include 1) raw material price (85% of the cost of goods sold) and 2) production cost (15% of the cost of goods sold).

Operating and R&D Expenses were $24.4 million in fiscal year 2011 compared with $18.6 million in fiscal year 2010. Continuing sales payroll and marketing expense increases are the main components of the operating expenses. We anticipate these costs may continue to increase but will be in line with our revenue growth. Operating expenses also included $1.9 million of share-based compensation payment for TPI employees.

Net income was $15.6 million in fiscal year 2011 compared with $11.9 million in fiscal year 2010. The increase in our net income was mainly driven by the revenue growth. The Pro forma net income excludes the non-cash share-based compensation payment.

Foreign Currency Translation Adjustment.  Our reporting currency is the US dollar.  We have evaluated the determination of its functional currency based on the guidance in ASC Topic, “Foreign Currency Matters,” which provides that an entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment in which an entity primarily generates and expends cash. Wehave raised financings in the U.S. dollar, paid operating expenses primarily in the U.S. dollar, paid dividends to its shareholders of common stock and expected to receive any dividends that may be declared by its subsidiaries in U.S. dollars. Therefore, it has been determined that our functional currency is the U.S. dollar based on the expense and financing indicators, in accordance with the guidance in ASC 830-10-85-5. However, the functional currency of Chengdu Tianyin, our indirectly owned operating subsidiary is Renminbi (RMB). Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period.  Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $3.23 million as of June 30, 2011. The balance sheet amounts with the exception of equity at June 30, 2011 were translated at 6.46412 RMB to 1.00 US dollars as compared with 6.78887 RMB to 1.00 US dollar at June 30, 2010. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the years ended June 30, 2011 and 2010 were the average exchange rates during the years.

Comprehensive Income was $18.9 million in fiscal year 2011 compared with $12.8 million in fiscal year 2010.

Liquidity and Capital Resources

Discussion of cash flow

In $ millions	For the fiscal years ended June 30,
	2011	2010
Cash flow from operating activities	$14.2	$15.4
Cash flow from investing activities	$(11.7)	$(8.8)
Cash flow from financing activities	$1.1	$8.0

Operating activities

As of June 30, 2011, we had working capital totaling $38.5 million, including cash and cash equivalents of $31.7 million. Net cash generated from operating activities was $14.2 million for fiscal year 2011 as compared with $15.4 million for fiscal year 2010 which was mainly due to the change in fair value of warrant liability of $(1.6) million compared with $0.16 million in the previous year. In fiscal year 2011, the accounts receivable also improved: $9.0 million, 9.5% of the total revenue as compared with $8.2 million 12.8% of the fiscal year 2010 revenue. We believe that TPI is adequately funded to meet all of our working capital and capital expenditure needs for fiscal year 2012.

Investing activities

Net cash used in investing activities for the fiscal year ended June 30, 2011 totaled $(11.7) million compared with $(8.8) million in 2010 which are related to the acquisition of intangible drug, and property and equipment. The increase of cash used in investing activities during the fiscal year 2011 was mainly the result of our pipeline development and the JCM construction.

Financing activities

Net cash provided by financing activities for fiscal year 2011 totaled $1.1 million which is related short term bank loan of $1.2 million, as compared with $8.0 million in fiscal year 2010 mainly due to the $1.4 million paid dividends and $8.9 million additional paid in capital related to the 2009 financing.

Borrowings and Credit Facilities

The short-term bank borrowings outstanding as of June 30, 2011 and 2010 were $2.8 million and $1.5 million, respectively. We paid an average interest rate of 6.383% and 5.629% per annum, respectively. These loans were made from CITIC bank and secured by the property and equipment of Chengdu Tianyin. They do not contain any additional financial covenants or restrictions. The borrowings have one year terms and contain no specific renewal terms.

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

In May 2010, we announced the suspension of our dividend to our common stock shareholders. The China health care industry, through the ongoing reform, is currently evolving and realizing an ever changing and dynamic competitive landscape. As a result of the reform, opportunities exist for TPI to capture a greater market share by investing the internal capital resources in our strategic growth plan. We believe by utilizing the capital in our strategic growth plan, we should be able to generate greater long-term returns for our shareholders. Given these opportunities, we have decided to suspend our common share dividend program.

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

Accounts Receivable and Bad Debt Reserve

Accounts receivable are stated at the amount management expects to collect from balances outstanding at the end of the period. Sales of goods are subject to revenue recognition condition. Even if we have not received the payment, they should be recognized as revenue and increase accounts receivable accordingly. Based on its assessment of the credit history with customers having outstanding balances and our current relationships with such customers, management decides whether any realization of losses on balances outstanding at the end of the period will be deemed uncollectible based on the age of the receivables. As such, we reserve 1% of accounts receivable balances that have been outstanding less than one year, 50% of accounts receivable balances that have been outstanding between one year and two years, and 100% of receivable balances that have been outstanding for more than two years. The allowance for doubtful accounts at June 30, 2011 and 2010 was $510,903 and $421,079, respectively.

Accounts receivable was $9.0 million for the year ended June 30, 2011 as compared to $8.2 million for the year ended June 30, 2010, an increase of approximately $0.8 million. During the year ended June 30, 2011, sales revenue was $95.2 million as compared to $63.9 million for fiscal year 2010. Based upon our periodic review of customers using credit, we believe our credit risk remains under control and do not have any significant changes. We only grant credit to customers with proven sales records and all credit sales must be approved by the CEO and our finance department. Moreover, we conduct a credit review at least annually for each of our customers that we grant credit. In addition, we have an internal policy that requires finance staff and sales personnel to closely monitor the collection and credit status of each client with credit. If the credit sales exceed the credit granted to a customer, or the account receivable is over 60 days, we will suspend all sales to that customer until we receive their payments and their account is brought current. Customers without any sales history must pay prior to the shipment of goods.

Inventory

Ending inventory is stated at the lower of cost or market at the balance sheet date. Subsequent measurement of inventory uses the "lower of cost and net realizable value" accounting principle which is related to the historical cost and net realizable value on accounting measurement basis. Inventory is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required that could negatively impact our gross margin and operating results. The inventory reserve at June 30, 2011 and 2010 was $-0- and $139,014, respectively. The inventory reserve was for obsolete raw material with carrying value less than the net realizable value.

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

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method, over 5 and 40 years. The carrying value of long-lived assets is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. If necessary, we recognize an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. Fair value is based upon current and anticipated future undiscounted cash flows. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized. Based upon its most recent analysis, we believe that no impairment of property and equipment exists for the year ended June 30, 2011.

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

Revenue Recognition

We recognize revenue of product sales and the cost related when title has been transferred, the risks and rewards of ownership have been transferred to the customer, both the cost and the revenue are determinable, and the collection of the related receivable is probable, which is generally at the time of shipment. The shipment term for most of our customer sales is “Cost plus Freight” (“C&F”).  Our contracted logistic companies pick up the goods from our warehouse and deliver them to the warehouses designated by our customers.  We grant credit to customers with proven sales records. Sales to customers without sales records require advance payment prior to shipment of goods.  Our CEO and Finance Department must pre-approve all credit sales. We conduct a credit review, on at least an annual basis, for each of our customers that we grant credit.  In addition, we call on our finance staff and sales personnel to closely monitor the credit recovery and credit status of each client with credit. Our internal controls require that we identify any obsolete and/or excess inventory, and estimate accruals based on the principle of lower of costs and market value (“LCM”). Although we have adopted the principle of lean production, such accruals are generally not significant. Currently we do not have any sales on consignment and we do not use consignment sales as our sales method.  After products arrive at customers’ warehouses (FOB destination), both the risk and ownership of the products are transferred to customers. Since all of our products received GMP certification and we maintain high quality standards, returns of products are basically negligible. Finally, although the pharmaceutical is highly competitive, we believe that the GMP certification and  high quality of our products, coupled with the new SFDA product filing and registration policy, which provides, so long as no other company within our immediate pharmaceutical industry produces a product superior to ours in terms of current advances and product breakthroughs, protection to formulas and production techniques of our approved products, prohibits producing and selling similar products without the SFDA’s approval, and thus other companies are prevented from producing and distributing new products that would compete directly with ours.  As a result of the aforementioned, the bad debt provision for the year ended June 30, 2011 and year ended June 30, 2010 was $67,081 and $247,131 respectively.

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

Advertising Costs

We expense the cost of advertising as incurred. Advertising costs for the years ended June 30, 2011 and 2010 was $4,693,636 and $3,536,694, respectively.

Impairment of Intangible Assets

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable.  Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset.  We measure the carrying amount of the asset against the estimated discounted future cash flows associated with it at a risk-free rate of interest.  Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized.  The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available.  If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows.  The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated.  These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.  During the year ended June 30, 2011, we had no impairment losses.

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

We are subject to PRC Enterprise Income Tax at a rate of 25%.

Fair Value of Financial Instruments

We consider the carrying amounts reported in the balance sheet for current assets and current liabilities qualifying as financial instruments and approximating fair value.

 Foreign Currency Translation and Transactions

We have evaluated the determination of its functional currency based on the guidance in ASC Topic, “Foreign Currency Matters,” which provides that an entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment in which an entity primarily generates and expends cash. On the TPI level, we have raised financings in the U.S. dollar, paid our operating expenses primarily in the U.S. dollar, paid dividends to our shareholders of common stock and expected to receive any dividends that may be declared by our subsidiaries in U.S. dollars.

Therefore, it has been determined that our functional currency is the U.S. dollar based on the expense and financing indicators, in accordance with the guidance in ASC 830-10-85-5.The Company uses United States dollars (“U.S. Dollar” or “US$” or “$”) for financial reporting purposes. The subsidiaries within the Company maintain their books and records in their respective functional currency, being the primary currency of the economic environment in which their operations are conducted. Assets and liabilities of a subsidiary with functional currency other than U.S. Dollar are translated into U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statements of income and comprehensive income and cash flows are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

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

Not Applicable

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Tianyin Pharmaceutical Co., Inc.

We have audited the accompanying consolidated balance sheets of Tianyin Pharmaceutical Co., Inc. (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tianyin Pharmaceutical Co., Inc. as of June 30, 2011 and 2010, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Patrizio & Zhao

Patrizio & Zhao

Parsippany, New Jersey

September 27, 2011

Consolidated Balance Sheets

	June 30,	June 30,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$31,724,906	$27,009,066
Accounts receivable, net of allowance for doubtful accounts of $510,903
and $421,079 at June 30, 2011 and 2010, respectively	9,036,030	8,185,240
Inventory	4,932,353	3,588,824
Advance payments	1,639,820	382,980
Loans receivable	—	294,600
Other current assets	62,951	77,283
Total current assets	47,396,060	39,537,993

Property and equipment, net	27,465,915	14,968,822

Intangibles, net	15,339,194	15,232,286

Total assets	$90,201,169	$69,739,101

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,063,792	$1,715,781
Accounts payable – construction related	1,824,067	2,248,849
Short-term bank loans	2,784,600	1,473,000
VATtaxes payable	674,974	658,312
Income taxes payable	930,418	861,614
Other taxes payable	124,154	19,564
Dividends payable	—	72,995
Other current liabilities	519,602	429,135
Total current liabilities	8,921,607	7,479,250

Warrants liability	—	4,733,872

Total liabilities	8,921,607	12,213,122

Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized,	29,396	27,326
29,396,276 and 27,326,527 shares issued and outstanding at
June 30, 2011 and 2010, respectively
Series A convertible preferred stock, $0.001 par value, -0- and	—	1,360
1,360,250shares issued and outstanding at June 30, 2011 and 2010,
Respectively
Additional paid-in capital	30,065,452	25,046,388
Statutory reserve	5,409,764	3,732,883
Treasury stock	(111,587)	(111,587)
Retained earnings	39,374,018	25,530,906
Accumulated other comprehensive income	6,077,299	2,845,076
Total stockholders’ equity	80,844,342	57,072,352

Noncontrolling interest	435,220	453,627

Total equity	81,279,562	57,525,979

Total liabilities and equity	$90,201,169	$69,739,101

The accompanying notes are an integral part of these consolidated financial statements.
34

Consolidated Statements of Operations

	For the Years Ended June 30,
	2011	2010

Sales	$95,200,928	$63,939,684

Cost of sales	52,698,030	30,594,639

Gross profit	42,502,898	33,345,045

Operating expenses
Selling expenses	17,711,034	12,796,881
General and administrative expenses	5,645,481	4,949,179
Research and development	1,072,519	852,848
Total operating expenses	24,429,034	18,598,908

Income from operations	18,073,864	14,746,137

Other income (expenses):
Interest income	132,766	53,537
Interest expense	(119,507)	(79,186)
Change in fair value of warrant liability	1,627,551	(156,864)
Other expenses	—	(39,518)
Total other income (expenses)	1,640,810	(222,031)

Income before provision for income taxes	19,714,674	14,524,106

Provision for income taxes	4,091,905	2,626,143

Net income	15,622,769	11,897,963

Less: Net income attributable to noncontrolling interest	(40,243)	11,677

Net income attributable to Tianyin Pharmaceutical Co., Inc.	15,663,012	11,886,286

Basic earnings per share	$0.55	$0.47
Diluted earnings per share	$0.53	$0.40

Weighted average number of common shares outstanding:
Basic	28,403,761	24,427,329
Diluted	29,743,174	30,081,685
35

Consolidated Statements of Comprehensive Income

	For the Years Ended June 30,
	2011	2010

Net income	$15,622,769	$11,897,963

Other comprehensive income
Foreign currency translation adjustment	3,254,059	735,646

Total other comprehensive income	3,254,059	735,646

Total Comprehensive income	18,876,828	12,633,609

Less: Comprehensive income attributable to the noncontrolling interest	(18,407)	453,627

Comprehensive income attributable to
Tianyin Pharmaceutical Co., Inc.	$18,895,235	$12,179,982

The accompanying notes are an integral part of these consolidated financial statements.
36

Consolidated Statements of Changes in Equity

									Accumulated
				Series A		Additional			other	Total
	Common Stock	Treasury	Preferred Stock	Paid in	Statutory	Retained	Comprehensive	Stockholders’	Noncontrolling	Total
	Number	Par Value	Stock	Number	Par Value	Capital	Reserve	Earnings	Income	Equity	Interest	Equity

Balance at June 30, 2009	17,908,912	$17,909	$(111,587)	7,146,500	$7,147	$19,694,514	$2,299,807	$16,486,775	$2,551,380	$40,945,945	$—	$40,945,945
Net income	—	—	—	—	—	—	—	11,886,286	—	11,886,286	11,677	11,897,963
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	293,696	293,696	441,950	735,646
Comprehensive income	—	—	—	—	—	—	—	—	—	12,179,982	453,627	12,633,609
Cumulative effect of warrants liability	—	—	—	—	—	(4,577,008)	—	—	—	(4,577,008)	—	(4,577,008)
Common shares issued in October 2009 Financing	1,534,570	1,535	—	—	—	4,484,539	—	—	—	4,486,074	—	4,486,074
Series A conversion	5,786,250	5,787	—	(5,786,250)	(5,787)	—	—	—	—	—	—	—
Warrants (options) exercised	2,096,795	2,095	—	—	—	4,406,657	—	—	—	4,408,752	—	4,408,752
Service provider options/warrants	—	—	—	—	—	1,037,686	—	—	—	1,037,686	—	1,037,686
Statutory reserve	—	—	—	—	—	—	1,433,076	(1,433,076)	—	—	—	—
Dividends declared and paid	—	—	—	—	—	—	—	(1,409,079)	—	(1,409,079)	—	(1,409,079)

Balance at June 30, 2010	27,326,527	$27,326	$(111,587)	1,360,250	$1,360	$25,046,388	$3,732,883	$25,530,906	$2,845,076	$57,072,352	$453,627	$57,525,979
Net income	—	—	—	—	—	—	—	15,663,012	—	15,663,012	(40,243)	15,622,769
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	3,232,223	3,232,223	21,836	3,254,059
Comprehensive income	—	—	—	—	—	—	—	—	—	18,895,235	(18,407)	18,876,828
Cumulative effect of warrants liability	—	—	—	—	—	3,106,321	—	—	—	3,106,321	—	3,106,321
Common shares issued	709,499	710	—	—	—	1,412,460	—	—	—	1,413,170	—	1,413,170
Series A conversion	1,360,250	1,360	—	(1,360,250)	(1,360)	—	—	—	—	—	—	—
Service provider options/warrants	—	—	—	—	—	500,283	—	—	—	500,283	—	500,283
Statutory reserve	—	—	—	—	—	—	1,676,881	(1,676,881)	—	—	—	—
Dividends declared and paid	—	—	—	—	—	—	—	(143,019)	—	(143,019)	—	(143,019)

Balance at June 30, 2011	29,396,276	$29,396	$(111,587)	—	$—	$30,065,452	$5,409,764	$39,374,018	$6,077,299	$80,844,342	$435,220	$81,279,562

The accompanying notes are an integral part of these consolidated financial statements.
37

Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2011	2010
Cash flows from operating activities:
Net Income	$15,622,769	$11,897,963
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,187,770	953,767
Change in fair value of warrant liability	(1,627,551)	156,864
Provision for bad debts	67,081	247,131
Loss on disposal of fixed assets	—	39,518
Share-based payments	1,913,453	1,037,686
Changes in current assets and current liabilities:
Accounts receivable	(496,491)	(2,770,322)
Inventory	(1,136,316)	239,233
Advance payments	(1,208,960)	—
Other current assets	15,616	606,785
Accounts payable and accrued expenses	269,732	315,202
Accounts payable – construction related	(525,314)	2,239,231
VAT taxes payable	(43,643)	222,833
Income tax payable	24,928	366,845
Other taxes payable	128,822	(19,223)
Dividends payable	(72,995)	(252,422)
Other current liabilities	67,315	119,007
Total adjustments	(1,436,553)	3,502,135

Net cash provided by operating activities	14,186,216	15,400,098

Cash flows from investing activities:
Loans receivable	302,240	(293,340)
Additions to property and equipment	(124)	(59,946)
Additions to construction in progress	(12,017,851)	(5,749,230)
Additions to intangible assets-drug	—	(2,742,729)

Net cash used in investing activities	(11,715,735)	(8,845,245)

Cash flows from financing activities:
Proceeds from short-term bank loans	1,208,960	66,002
Additional paid-in capital	—	8,894,828
Dividends declared and paid	(143,019)	(1,409,079)
Capital contribution from minority shareholder of JCM	—	440,010

Net cash provided by financing activities	1,065,941	7,991,761

Effect of foreign currency translation	1,179,418	110,229

Net increase in cash and cash equivalents	4,715,840	14,656,843

Cash and cash equivalents at beginning of year	27,009,066	12,352,223

Cash and cash equivalents at end of year	$31,724,906	$27,009,066

Supplemental schedule of non-cash activities
Advance payments for intangible assets-drug	$—	$808,152
Warrants liability effected on additional paid-in capital	$3,106,321	$(4,577,008)

The accompanying notes are an integral part of these consolidated financial statements.
38

Note 1 – Organization and Nature of Business

Tianyin Pharmaceutical Co., Inc. (Formerly Viscorp, Inc.), a public shell company as defined in Rule 12b-2 of the Exchange Act of 1934, was established under the laws of Delaware on August 20, 2002. The accompanying consolidated financial statements include the financial statements of Tianyin Pharmaceutical Co., Inc. and its subsidiaries (the “Company” or “TPI”). The Company’s primary business is to develop, manufacture and sell pharmaceutical products.

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

In September 2007, Raygere acquired 100% interest in Grandway Groups Holdings Ltd. (“Grandway”), which was incorporated on May 25, 2007, in the city of Hong Kong, the People’s Republic of China (“PRC”). On October 30, 2007, Grandway acquired 100% equity interest in Chengdu Tianyin Pharmaceutical Co., Ltd (“Chengdu Tianyin”), which was incorporated on April 1, 1994 in the city of Chengdu, PRC. As a result of the acquisition, Chengdu Tianyin became the wholly owned subsidiary of Grandway and an indirect wholly owned subsidiary or Raygere. The transaction was regarded as a reverse merger whereby Chengdu Tianyin was considered to be the accounting acquirer as both Grandway and Raygere were holding companies with no significant operations and Chengdu Tianyin continues as the primary operating entity even after the exchange, although Raygere is the legal parent company. As such, Chengdu Tianyin (and its historical financial statements) is the continuing entity for financial reporting purposes. The consolidated financial statements reflect all predecessor statements of income and cash flow activities from the inception of Tianyin in July 2007.

In June 2009, Chengdu Tianyin invested $723,500 to establish a wholly-owned trading subsidiary, Chengdu Tianyin Medicine Trading Co., Ltd (“Tianyin Medicine Trading” or “TMT”) for sale and distribution of medicine produced by Chengdu Tianyin. As of June 30, 2011, the financial results of TMT are consolidated into the consolidated financial statements presented herein.

On August 21, 2009, Sichuan Jiangchuan Pharmaceutical Co., Ltd (“JCM”) was established by Chengdu Tianyin, Sichuan Mingxin Pharmaceutical and an individual investor with active pharmaceutical ingredient (API) production as its major business. Total registered capital of JCM is $2,934,000, of which Chengdu Tianyin accounts for 77%. As of June 30, 2011, registered capital of $1,173,600 has been invested and the results of JCM are consolidated into the consolidated financial statements presented herein.

Note 2 – Summary of Significant Accounting Policies

Basis Of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America. The consolidated financial statements include the accounts of TPI and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

In preparing the accompanying unaudited consolidated financial statements, the Company evaluated the period from June 30, 2011 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

TIANYIN PHARMACEUTICAL CO., INC.

Notes To Consolidated Financial Statements

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

Cash and Cash Equivalents

In accordance with FASB ASC Topic 230, "Statement of Cash Flows", the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from balances outstanding at the end of the period.  Based on its assessment of the credit history with customers having outstanding balances and current relationships with them, management makes conclusions whether any realization of losses on balances outstanding at the end of the period will be deemed uncollectible based on the age of the receivables. The Company reserves 1% of accounts receivable balances that have been outstanding less than one year, and 50% of accounts receivable balances that have been outstanding more than one year. The allowance for doubtful accounts at June 30, 2011 and 2010 was $510,903 and $421,079, respectively.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required that could negatively impact our gross margin and operating results. The inventory reserve at June 30, 2011 and 2010 was $-0- and $139,014, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated based on the straight-line method over the estimated useful lives of the assets as follows:

Estimated Useful Life
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

TIANYIN PHARMACEUTICAL CO., INC.

Notes To Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Long-lived Assets

In accordance with FASB ASC Topic 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews the recoverability of its long-lived assets on a periodic basis in order to identify business conditions, which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future discounted cash flows. If the total of the expected future discounted cash flows is less than the total carrying value of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected future discounted cash flows) and the carrying value of the assets.

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

The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. During the year ended June 30, 2011, the Company applied a five-year benchmark borrowing interest rate of 6.65% as the discount rate and recorded the impairment loss of $-0- related to intangible assets for the years ended June 30, 2011 and 2010, respectively.

Revenue Recognition

The Company derives its revenues primarily from sale of pharmaceutical products. In accordance with the provisions of Staff Accounting Bulletin No. 104, codified in ASC Topic 480, revenue should not be recognized until it is realized or realizable and earned. Revenues are considered to have been earned when the entity has substantially accomplished what it must do to be entitled to the benefits represented by the revenues. In this regard, the Company’s revenue is recognized when merchandise is received by customers or shipped by the Company pursuant to contractual terms of sales, title and risk of loss passes to the customers and the collectability is reasonably assured.

Research and Development

Research and development costs are expensed when incurred. Research and development costs for the years ended June 30, 2011 and 2010 was $1,072,519 and $852,848, respectively.

TIANYIN PHARMACEUTICAL CO., INC.

Notes To Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended June 30, 2011 and 2010 was $4,693,636 and $3,536,694, respectively.

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

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008.SFAS 157 has been codified as ASC 820-10, “Fair Value Measurements.” ASC 820-10, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

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

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

TIANYIN PHARMACEUTICAL CO., INC.

Notes To Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Foreign Currency Translation and Transactions

The Company has evaluated the determination of its functional currency based on the guidance in ASC Topic, “Foreign Currency Matters,” which provides that an entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment in which an entity primarily generates and expends cash.

On its own, the Company raises financing in the U.S. dollar, pays its own operating expenses primarily in the U.S. dollar, paid dividends to its shareholders of common stock and expects to receive any dividends that may be declared by its subsidiaries in U.S. dollars.

Therefore, it has been determined that the Company’s functional currency is the U.S. dollar based on the expense and financing indicators, in accordance with the guidance in ASC 830-10-85-5.

The Company uses United States dollars (“U.S. Dollar” or “US$” or “$”) for financial reporting purposes. The subsidiaries within the Company maintain their books and records in Renminbi (“RMB”), the currency of the currency of China, the economic environment in which the Company’s primary subsidiaries conduct their operations. Assets and liabilities of the subsidiaries in RMB are translated into U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statements of income and comprehensive income and cash flows are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the condensed combined financial statements were as follows:

	June 30, 2011	June 30, 2010
Balance sheet items, except for shareholders’
equity items	RMB 1: US$0.15470	RMB 1: US$0.14730

	June 30, 2011	June 30, 2010
Amounts included in the statements of
income, and statements of cash flows for
the years then ended	RMB 1: US$0.15112	RMB 1: US$0.14667

Shareholders’ equity items	Historical rate	Historical rate

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

TIANYIN PHARMACEUTICAL CO., INC.

Notes To Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Earnings Per Share

In accordance with ASC Topic 260, “Computation of Earnings Per Share” and ASC 260, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF No. 03-6”),basic earnings per share is computed by dividing net income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the year. The Company’s Series A redeemable convertible preferred shares are participating securities. Diluted earnings per share is calculated by dividing net income attributable to ordinary shareholders as adjusted for the effect of dilutive ordinary equivalent shares, if any, by the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the year. Ordinary equivalent shares consist of the ordinary shares issuable upon the conversion of the convertible preferred shares (using the if-converted method) and ordinary shares issuable upon the exercise of outstanding share options (using the treasury stock method).

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No.2010-17, Revenue Recognition—Milestone Method (Topic 605) – Revenue Recognition (ASU 2010-17). ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for us in fiscal 2012 and should be applied prospectively. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued the following ASC Updates:

●  ASU No. 2010-01— Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This Update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009 with retrospective application.

●  ASU No. 2010-02— Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This Update amends Subtopic 810-10 and related guidance to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity, but does not apply to: (i) sales of in substance real estate; and (ii) conveyances of oil and gas mineral rights. The amendments in this Update are effective beginning in the period that an entity adopts FAS 160 (now included in Subtopic 810-10).

●  ASU No. 2010-06— Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This Update amends Subtopic 820-10 that requires new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This Update also amends Subtopic 820-10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010.

TIANYIN PHARMACEUTICAL CO., INC.

Notes To Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

The Company expects that the adoption of the above Updates issued in January 2010 did not and will not have any significant impact on its financial position and results of operations.

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

Reclassification

Certain amounts as of June 30, 2010 were reclassified for comparative presentation purposes.

Note 3– Inventory

Inventory consisting of material, labor and manufacturing overhead as of June 30, 2011 and 2010 consists of the following:

	June 30, 2011	June 30, 2010

Raw materials	$707,901	$268,443
Packaging supplies	765,362	334,399
Work in process	2,383,900	1,798,555
Finished goods	1,075,190	1,326,441
Subtotal	4,932,353	3,727,838
Less: Inventory reserve	—	139,014
Total	$4,932,353	$3,588,824

Note 4– Property and Equipment

Property and equipment at June 30, 2011 and 2010 consists of the following:

	June 30, 2011	June 30, 2010

Buildings	$9,225,347	$8,784,057
Machinery and equipment	2,772,831	2,640,194
Office equipment and furniture	59,092	56,145
Vehicles	66,212	63,045
Subtotal	12,123,482	11,543,441
Less: Accumulated depreciation	3,024,111	2,348,544
	9,099,371	9,194,897
Add: Construction in progress	18,366,544	5,773,925
Total	$27,465,915	$14,968,822

Depreciation expense for the fiscal years ended June 30, 2011 and 2010 was $544,679 and $518,573, respectively.

TIANYIN PHARMACEUTICAL CO., INC.

Notes To Consolidated Financial Statements

Note 5 – Intangible Assets

Intangible assets at June 30, 2011 and 2010 consist of the following:

	June 30, 2011	June 30, 2010

Rights to use land	$1,531,530	$1,458,270
Approved drugs	15,493,712	14,752,578
Intangible assets	17,025,242	16,210,848
Less: accumulated amortization	1,686,048	978,562
Total	$15,339,194	$15,232,286

Amortization expense for the fiscal years ended June 30, 2011 and 2010was $643,091 and $435,194, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

For the Year Ending June 30,	Estimated Amortization Expense

2012	$0.60 million
2013	$0.68 million
2014	$0.77 million
2015	$0.86 million
2016	$0.95 million

Note 6 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2011	June 30, 2010

Accounts payable	$1,780,492	$1,535,781
Accrued expenses	283,300	180,000
Total	$2,063,792	$1,715,781

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

Note 7 – Short-Term Bank Loans

Short-term bank loans consist of the following:

	June 30, 2011	June 30, 2010

On January 29, 2010, the Company obtained a loan from China CITIC Bank, out of which the principal was paid in full by January 28, 2011.The interest was calculated using an annual fixed interest rate of 5.5755% and paid
monthly. The loan was secured by the Company’s property and equipment.	$ -	$1,473,000

On January 4, 2011, the Company obtained a loan from China CITIC Bank, out of which the principal is to be paid in full by July 30, 2011.The interest is to be calculated using an annual fixed interest rate of 6.666%and paid monthly. The loan was secured by the Company’s property and equipment.

	$ 1,547,000	$ -

On March 2, 2011, the Company obtained a loan from China CITIC Bank, out of which the principal is to be paid in full by March 2, 2012.The interest is to be calculated an annual fixed interest rate of 6.1005%and paid monthly. The loan was secured by the Company’s property and equipment.

	$ 1,237,600	$ -

Total short-term bank loans	$2,784,600	$1,473,000

TIANYIN PHARMACEUTICAL CO., INC.

Notes To Consolidated Financial Statements

Note 8– Income Taxes

Raygere is incorporated in the British Virgin Islands. Under the corporate tax laws of British Virgin Islands, it is not subject to tax on income or capital gain.

The operating subsidiary Chengdu Tianyin is a wholly foreign-owned enterprise incorporated in the PRC and subject to PRC Foreign Enterprise Income Tax (“FEIT”) Law. Chengdu Tianyin is entitled to the preferential tax treatment for Opening Up its production facility in Western China in Sichuan Province. The applicable reduced preferential state EIT rate under this policy is 15% until December 31, 2010. Starting January 1, 2011, the effective tax rate for Chengdu Tianyin became 25%. And the effective tax rates of TMT and JCM are both 25% each from their operations. For the years ended June 30, 2011 and 2010, the income tax provision for the Company was $4,091,905 and $2,626,143, respectively.

In July 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company does not recognize any benefits in the financial statements for the fiscal year ended June 30, 2011.

Note 9– Stockholders’ Equity And Related Financing Agreements

On January 16, 2008 the shareholders of Raygere were issued 12,790,800 shares of Viscorp’s Common Stock, under a Share Exchange Agreement (SEA) pursuant to a claim of exemption under Section 4(2) of the Securities Act of 1933, as amended, for issuances not involving a public offering. Under the SEA, after the transfer of all of its shares, Raygere became a wholly-owned subsidiary of Viscorp, which has changed its name to Tianyin Pharmaceutical Co., Inc. (hereinafter TPI).

On January 16 and 25, 2008, TPI (formerly Viscorp.) completed private financings totaling $15,225,000, with 27 accredited investors (the “January 2008 Financing”). The net proceeds from the financing were approximately $13,697,000. Consummation of the financing was a condition to the completion of the Share Exchange transaction with Raygere and the Raygere Stockholders under the Share Exchange Agreement. The securities offered in the financing were sold pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) by and among TPI (formerly Viscorp.), Raygere, the Raygere stockholders, Grandway and the investors named in the Purchase Agreement (collectively, the “Investors”). In accordance with the Purchase Agreement, Tianyin (formerly Viscorp.) issued a total of 152.25 Units of securities consisting of: (i) An aggregate of $15,225,000 principal amount of TPI 10% convertible exchangeable notes due on or before June 30, 2009 (the “Notes”); (ii) Five (5) year warrants to purchase 4,757,814 shares of TPI Common Stock, $0.001 par value per share at an initial exercise price of $2.50 per share (the “Class A Warrants”), and (iii) Seven (7) year warrants to purchase 4,757,814 shares of TPI Common Stock at an initial exercise price of $3.00 per share (the “Class B Warrants” and together with the Class A Warrants, the “Warrants”). The exercise prices of the Warrants are subject to weighted average and other anti-dilution adjustments.

Pursuant to the terms of the Purchase Agreement, the $15,225,000 of Notes automatically converted into an aggregate of 9,515,625 shares of TPI Series A convertible preferred stock, par value 0.001 per share (the “Series A Preferred Stock”) on March 11, 2008, the effective date of the authorization and designation of such class. As issued, the Series A Preferred Stock:

Pays an annual dividend of 10%, payable at TPI’s option either in cash or (if such shares have been registered for resale under the Securities Act of 1933, as amended) in additional shares of TPI Common stock valued at $1.60 per share;

Has a stated or liquidation value of $1.60 per share, or $15,225,000 as to all 9,515,625 shares of Series A Preferred Stock.

Each outstanding share of Series A Preferred Stock is convertible at any time at the option of the holder into one (1) full share of TPI Common stock.

TIANYIN PHARMACEUTICAL CO., INC.

Notes To Consolidated Financial Statements

Note 9– Stockholders’ Equity And Related Financing Agreements (continued)

Until June 30, 2009, there has been 2,369,125 shares of Series A Preferred Stock converted to 2,369,125 shares of TPI Common stock in total, of which 2,237,875 shares converted in the fiscal year ended June 30, 2009.

On May 9, 2008, TPI issued 20,000 shares of Common stock to employees. The company recorded this transaction to the General and Administrative expense at the share price on the date of the issuance, amounting to $68,000.

In connection with the financing, TPI granted warrants to purchase 1,522,500 shares of Common Stock with an exercise price of US$1.60, $2.50 and $3.00 per share to TriPoint Global Equities, LLC, the placement agent in the financing. These warrants have the same terms as the warrants issued to investors and are included in the units.

On July 29, 2008, the Company issued 236,488 shares of common stock, representing the fiscal year 2008 fourth quarter dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock.

On September 30, 2008, the Company recorded $361,332 as dividends to the investors of the Company’s 2008 Financing, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. This resolution was approved by the Company’s Board and the Company decided to issue common stock to those investors in lieu of cash.

On October 29, 2008, the Company issued 225,932 shares of common stock, representing the fiscal year 2009 first quarter dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock.

On December 31, 2008, the Company recorded $357,694 as dividends to the investors of the Company’s 2008 Financing, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. This resolution was approved by the Company’s Board and the Company decided issue common stock to those investors in lieu of cash.

On January 5, 2009, the Company issued 223,558 shares of common stock, representing the fiscal year 2009 second quarter dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock.

On March 31, 2009, the Company recorded $346,578 as dividends to the investors of the Company’s 2008 Financing, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. This resolution was approved by the Company’s Board and the Company decided to issue common stock to those investors in lieu of cash.

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

On June 30, 2009, the Company recorded $325,417 as dividends to the investors of the Company’s 2008 Financing, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. This resolution was approved by the Company’s Board and the Company decided to pay the dividends in cash to those investors.

On July 8, 2009, the Company declared a quarterly cash dividend to be paid to its common stock shareholders. The dividend of $0.025 per common share, with the total amount of $172,023 had been declared to shareholders of record as of July 31, 2009 and actually paid on September 9, 2009.

TIANYIN PHARMACEUTICAL CO., INC.

Notes To Consolidated Financial Statements

On September 30, 2009, the Company recorded $233,683 as dividends to the investors of the Company’s 2008 Financing, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. This resolution was approved by the Company’s Board and the Company decided to pay the dividends in cash to those investors.

On October 5, 2009, the Company declared a quarterly cash dividend to be paid to its common stock shareholders. The dividend of $0.025 per common share, with the total amount of $344,322 has been declared to shareholders of record as of October 30, 2009 and actually paid on December 10, 2009.On October 27, 2009, the Company completed a private equity financing of $4,987,500, with eight accredited investors (the “October 2009 Financing”). Net proceeds from the offering are approximately $4,490,000. Pursuant to the financing, we issued, for $4,987,500, a total of 1,534,570 units of our securities at $3.25 per unit. Each unit consists of (i) one share of the Company's common stock, par value $0.001 per share (the "Common Stock"), and (ii) a Series C Warrant (the "Series C Warrant"), with each Series C Warrant exercisable at $4.50 to purchase one-fifth of a share of Common Stock, such that the total amount of warrants issued to each investor as shall be equal to twenty percent (20%) of the number of units purchased by each purchaser. Each of the warrants has a term of three (3) years.

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

On December 31, 2009, the Company recorded $98,538 as dividends to the investors of the Company’s 2008 Financing, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. This resolution was approved by the Company’s Board and the Company decided to pay the dividends in cash to those investors.

On January 11, 2010, the Company declared a quarterly cash dividend to be paid to its common stock shareholders. The dividend of $0.025 per common share, with the total amount of $403,085 has been declared to shareholders of record as of January 31, 2010 and actually paid on February 25, 2010.

On March 31, 2010, the Company recorded $82,541 as dividends to the investors of the Company’s 2008 Financing, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. This resolution was approved by the Company’s Board and the Company decided to pay the dividends in cash to those investors.

On June 30, 2010, the Company recorded $72,995 as dividends to the investors of the Company’s 2008 Financing, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. This resolution was approved by the Company’s Board and the Company decided to pay the dividends in cash to those investors. As of June 30, 2010, 8,155,375 shares of Series A Preferred Stock were converted into 8,155,375 shares of common stock in total, of which 5,786,250 were converted during the fiscal year ended June 30, 2010.

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

On September 30, 2010, the Company recorded $54,857 as dividends to the investors of the Company’s 2008 Financing, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. This resolution was approved by the Company’s Board and the Company decided to pay the dividends in cash to those investors.

On December 31, 2010, the Company recorded $53,501 as dividends to the investors of the Company’s 2008 Financing, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. This resolution was approved by the Company’s Board and the Company decided to pay the dividends in cash to those investors.

TIANYIN PHARMACEUTICAL CO., INC.

Notes To Consolidated Financial Statements

By March 18, 2011, under the mandatory conversion agreement, the remaining totaled 1,360,000 preferred shares were converted to common shares as 1:1 exchange ratio.

On March 31, 2011, the Company recorded $34,661 as dividends to the investors of the Company’s 2008 Financing, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. This resolution was approved by the Company’s Board and the Company decided to pay the dividends in cash to those investors.

By March 18, 2011, under the mandatory conversion agreement, the remaining totaled 1,360,000 preferred shares were converted to common shares as 1:1 exchange ratio.

As of June 30, 2011, there were 29,396,276 common shares outstanding with -0- outstanding preferred shares.

Note 10 – Employee Welfare Plan

The Company has established an employee welfare plan in accordance with Chinese laws and regulations. Full-time employees of the Group in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. PRC labor regulations require the Group to accrue for these benefits based on a certain percentage of the employees’ salaries. The total contribution for such employee benefits was $660,353 and $402,257 for the fiscal years ended June 30, 2011 and 2010, respectively.

Note 11 – RISK FACTORS

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

TIANYIN PHARMACEUTICAL CO., INC.

Notes To Consolidated Financial Statements

Note 12 – Risk of Concentrations and Credit Risk

The fiscal years ended June 30, 2011, three major vendors accounted for approximately 36% of the Company’s raw materials, while the fiscal years ended June 30, 2010, three major vendors accounted for approximately 38% of the Company’s raw materials. Total purchases from these vendors were $12,908,221 and $11,198,171 for the years ended June 30, 2011 and 2010, respectively.

Five major customers accounted for 9% and 11% of the net revenue for the fiscal years ended June 30, 2011 and 2010. Total sales to these customers were $8,478,413 and 7,508,367, for the years ended June 30, 2011 and 2010, respectively.

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

Note 13 – Supplemental Cash Flow Disclosures

The following is supplemental information relating to the consolidated statements of cash flows:

	For the Years Ended June 30,
	2011	2010

Cash paid for interest	$119,507	$79,186
Cash paid for income taxes	$4,023,101	$2,269,002

Note 14– Earnings Per Share

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

	June 30, 2011	June 30, 2010

Net income attributable to Tianyin Pharmaceutical Co., Ltd.	$15,663,012	$11,886,286
(numerator for diluted income per share)

Less: Dividend attributable to preferred stockholders	143,019	489,649

Net income attributable to common stockholders	15,519,993	11,396,637
(numerator for basic income per share)

Weighted average common shares
(denominator for basic income per share)	28,403,761	24,427,329

Effect of diluted securities:
Convertible preferred stock	968,945	2,974,625
Warrants	370,468	2,679,731

Weighted average common shares
(denominator for diluted income per share)	29,743,174	30,081,685

Basic net income per share	$0.55	$0.47
Diluted net income per share	$0.53	$0.40

TIANYIN PHARMACEUTICAL CO., INC.

Notes To Consolidated Financial Statements

Note 15 – Share – Based Payments

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

Accordingly, an aggregate of $1,913,453 and $1,037,686 share based payments were recognized in the income statements for the fiscal years ended June 30, 2011 and 2010, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

We have not changed, nor had any disagreements with our accountants regarding our accounting or financial disclosure in the last two fiscal years.

ITEM 9A.         CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded as of the date of this report that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and are effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(b)	Changes in internal control over financial reporting

In our Management’s Report on Internal Control Over Financial Reporting included in our Form 10-K for the year ended June 30, 2010, management concluded that our internal controls over financial reporting were effective. Management did however identify a significant deficiency as of June 30, 2010, as discussed in our Form 10-K for the year ended June 30, 2010. In connection with our review of our internal controls and procedures over financial reporting as of our last fiscal year, ended June 30, 2011, and based on certain comments that we received from the staff of the SEC regarding the accounting treatment and subsequently the non-cash/non-operational financial charges of Series A and B Warrants, which resulted in our having to amend and restate financial statements from July 1, 2009 till December 31, 2010, management has concluded that the Company has a material weakness. A material  weakness is a control  deficiency,  or  combination  of control deficiencies,  that  results  in more than a remote  likelihood  that a material misstatement  of the  financial  statements  will not be  prevented or detected. Management identified the following material weaknesses during its assessment of our internal control over financial reporting as of June 30, 2011: 1) lack of sufficient knowledge regarding U.S. GAAP reporting by our existing accounting staff; 2) lack of sufficient accounting staff which results in a lack of segregation of duties necessary for an efficient internal control system; and 3) lack of sufficient documentation with our existing financial processes, risk assessment and internal controls.

Currently we do not have sufficient in-house expertise in US GAAP reporting. Since the end of our last fiscal year, management has met on numerous occasions and discussed the following plans to remedy the material weaknesses discussed above. We are seeking to do the following: 1) recruit experienced professionals to augment and upgrade our financial staff for sufficient US GAAP, financial reporting, which would improve our controls and procedure, with the regard to the financial statements preparation; and 2) improve the knowledge of U.S. accounting standards for our current accounting staff.

We believe that the remediation measures we are taking, if effectively implemented and maintained, will remediate the material weaknesses discussed above.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during the fiscal year to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9b. Other Information.

None.

PART III

ITEM 10.                  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES

The following table and text set forth the names and ages of all directors and executive officers as of June 30, 2011. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among our directors and executive officers. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Other than Mr. McCubbin, none of our directors held directorship in any other public companies (Mr. McCubbin’s directorship are included in his bio below). Additionally, during the past 10 years, none of our directors have been involved in any of the following types of legal proceedings: (a) any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity; (b) any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws or regulations, or any settlement to such actions; or (c) any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self regulatory organization.

Name	Age	Position
Dr. Guoqing Jiang	44	Chairman of the Board, Chief Executive Officer and President
Tao Yang Professor Zunjian Zhang, Ph.D.	43 51	Chief Operating Officer Director
Professor JianpingHou, Ph.D.	50	Director
James T. McCubbin	47	Director
James J. Tong M.D. Ph.D.	37	Director, Chief Financial Officer, Chief Business & Development Officer

Dr. Guoqing Jiang, Chairman of the Board, Chief Executive Officer.  Dr. Jiang has led the current management to acquire Tianyin Pharmaceutical Co., Ltd. in 2003 and successfully transformed the Company from a regional player into one of the leading TCM manufacturers in China.  Prior to TPI, Dr. Jiang served as CEO at Kelun Pharmaceutical Group and built the company from inception to its current status as the world’s leading producer of intravenous solution products.  Dr. Jiang is a charismatic, natural leader and well-respected industry veteran with over 15 years of extensive experience and a proven track record in the pharmaceutical and modernized traditional Chinese medicine industry. Dr. Jiang once served as a lecturer and resident physician for over 5 years after graduating as a Medical Doctor from Jiangsu University Medical School.

James J. Tong, M.D. Ph.D. Director, Chief Financial Officer, Chief Business & Development Officer. Dr. Tong joined TPI as our CFO, CBDO and Director since April 2010. Dr. Tong was the former Head of China Healthcare Investment Banking at ROTH Capital Partners, Newport Beach, CA. He initially joined ROTH as an equity research analyst, covering a series of U.S.-listed Chinese pharmaceutical, biotech, medical devices and drug retail businesses. Prior to that, Dr. Tong was a biotechnology analyst at Rodman & Renshaw, New York, covering biotech entities focusing on molecular diagnostics and cures for Alzheimer's disease, multiple sclerosis and cancer. Before his Wall Street career, Dr. Tong was Principal Investigator at Marine Biological Laboratory (MBL) sponsored by Grass Foundation at Woods Hole, MA and a Senior Research Fellow at University of California, Irvine (UCI). Dr. Tong was awarded Ph.D. in Neurobiology and Behavior from Cold Spring Harbor Laboratory / Stony Brook University Neuroscience program. He developed an innovative method to significantly extend life spans of animals based on his work on mitochondria, aging and learning disorders in Neurofibromatosis-1 (NF1) disease. He published three first-authored Nature articles and currently holds two patents. Dr. Tong received his medical degree from Peking University Health Science Center.

Tao Yang, Chief Operating Officer. Mr. Yang has been a well-known certified pharmaceutical sale training specialist with more than 20 years of experience in sales and marketing. He was a former sales training specialist and marketing manager for Astra Zeneca and Bayer. He has been managing the training services of many well-known domestic and international pharmaceuticals during the past ten years, including Grünenthal- San Huan Pharmaceutical (China) Co., Ltd., Beaufour Ipsen Pharmaceutical Co., Ltd., and Yangtze River Pharmacy Group, etc. Mr. Yang has served as BPIP implementation consultant of CPDF launched by World Bank since 2001, and the executive advisor of the policy system program in 2007, which is a training system formed by the Chinese and British government to support the domestic small to medium size businesses.

Professor Zunjian Zhang, Ph.D., Director. Professor Zhang is Executive Director at the Center for Instrument Analysis and the Deputy Director of the School of Pharmacy at China Pharmaceutical University. His responsibility also includes the Key Laboratory of Drug Quality Control and Pharmacovigilance, Ministry of Education at the university. He is a member of the Chinese Pharmacopoeia Commission, a price evaluation expert of the State Commission of Development and Reform and a SFDA expert review committee member for new drugs and health food products. Professor Zhang is Deputy Executive Director at the Analytical Division of the Jiangsu Provincial Society of Chemistry and Chemical Engineering. He also serves as an editor for Journal of China Pharmaceutical University and Journal of Chinese Traditional and Herbal Drugs etc. Professor Zhang is mainly engaged in the in vitro and in vivo quality evaluation of pharmaceuticals, specializing on the efficacy of in vivo pharmaceuticals and the chromatography / spectrometry / mass spectrometry analysis of the TCM active ingredients. Professor Zhang has been the lead investigator of more than 10 national research projects: the major scientific project "Innovative Researches of Major New Medicines" during the Eleventh Five-year plan – focusing on the drug quality control techniques of the large integrated pharmaceuticals discovery platform, major national scientific projects of the Tenth Five-year, the National Natural Science Foundation of China, the specific scientific research projects of the State Administration of Traditional Chinese Medicine Medical, the Natural Science Foundation of Jiangsu Province and the high-level personnel funding projects on the provincial level. Professor Zhang has also been the principle investigator of more than 100 registered categories of Chinese and Western new medicines for the quality control, fingerprinting, process analysis and quality evaluation, preclinical and clinical pharmacokinetic studies. Professor Zhang has published more than 150 peer-reviewed research papers in well recognized journals worldwide, more than 70 of which were SCI papers. Dr. Zhang provides scientific, drug development and healthcare policy expertise to the board of TPI.

Professor Jianping Hou, Ph.D., Director.  Professor Hou is currently a graduate school faculty advisor at Shaanxi University of Traditional Chinese Medicine.  He has published over dozens of peer-reviewed research papers and participated in the compiling and editing of a number of college textbooks in traditional Chinese medicine. Professor Hou is a principal investigator in more than 10 national research projects and has received the scientific achievement award from the State Administration of Traditional Chinese Medicine. Professor Hou is a SFDA expert review committee member for new drugs and health food products. He is also an expert review panel member for new drugs and side effects at SFDA Shaanxi Province.  Professor Hou is Executive Director at Shaanxi Pharmacological Society and the Clinical Pharmacology Committee of Shaanxi Pharmaceutical Association.  He has also held various senior management positions at Sizhuang Research Institute of Nutriceutics, Xikang Pharmaceutical Co., Ltd. and Sizhuang Pharmaceutical Co., Ltd.  Professor Hou received his Bachelor of Pharmacy and Master’s degree in Pharmacology of Traditional Chinese Medicine from Shaanxi University of Traditional Chinese Medicine. Dr. Hou provides both scientific and drug development expertise to the board of TPI. He earned his Ph.D. degree in Pharmacology of Traditional Chinese Medicine from Beijing University.  Professor Hou also completed an EMBA training program for top pharmaceutical executives at Beijing University.

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

Dr. Daqiao Zhang, Vice President of Marketing and Sales. Dr. Zhang is an innovative pharmaceutical and TCM industry as an innovative marketing and sales expert with over 15 years of experience. Dr. Zhang served in various senior marketing and sales positions at Simcere Pharmaceutical Group (NYSE: SCR) and Nanjing Medical Company (SHSE: 600713). Dr. Zhang graduated from Jiangsu University Medical School and he also received an MBA degree from Macau University of Sciences and Technology.

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

The Board of Directors utilizes a leadership structure that has the Chief Executive Officer (who is the Corporation’s principal executive officer and a director) who also acts in the capacity as Board Chairman, without a designated independent lead director. This structure creates efficiency in the preparation of the meeting agenda and related Board material as the Company’s Chief Executive Officer is more connected to the overall daily operations of the Company. Agenda are also prepared with the permitted input of the full Board of Directors allowing for any concerns or risks of any individual director to be discussed as deemed appropriate. The Board believes that the Company has benefited from this structure and, based upon Dr. Jiang’s leadership, Dr. Jiang’s continuation in the combined role of the Chairman and Chief Executive Officer is in the best interests of the shareholders.

The Company believes that this structure is appropriate and allows for efficient and effective oversight, given the Company’s relatively small size (both in terms of number of employees and in scope of operational activities directly conducted by the Company), its corporate strategy and its focus on research and development. The Board of Directors does not have a specific role in risk oversight of the Company. The Chairman, President and Chief Executive Officer and, as needed, other executive officers and employees of the Company provides the Board of Directors with information regarding the Company’s risks.

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

Based on our review of copies of such reports, we believe that there was compliance with all filing requirements of Section 16(a) applicable to our officers, directors and 10% stockholders during fiscal year 2011.

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

Board Independence and Committees

Presently, we are required to comply with the director independence requirements of the NYSE Amex. In determining whether our directors are independent, we comply with the rules of the NYSE Amex.  The board of directors will also consult with counsel to ensure that the boards of director’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors, including those adopted under the Sarbanes-Oxley Act of 2002 with respect to the independence of audit committee members.  The NYSE AMEX listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment. Professor Zhang, Professor Hou and Mr. McCubbin are “independent” as that term is defined by Section 121(A) of the NYSE Amex Listing Standards; accordingly, we satisfy the “independent director” requirements of the NYSE AMEX, which requires that a majority of a company’s directors be independent.

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

System of internal controls;

Financial accounting principles and policies;

Internal and external audit processes; and

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

Our overall compensation policies are monitored by the Compensation Committee.  The duties and responsibilities of the Compensation Committee are to:

●	administer the employee benefit plans of our company designated for such administration by the board;
●	establish the compensation of our Chief Executive Officer (subject to the terms of any existing employment agreement);
●	with input from our Chief Executive Officer, establish or recommend to the board the compensation of our other executive officers (subject to the terms of any existing employment agreements); and
●	monitor our overall compensation policies and employment benefit plans.

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

The following table sets forth the compensation paid by Raygere, through Chengdu Tianyin to our chief executive officer and to all other executive officers for services rendered during the preceding two fiscal years.  In reviewing the table, please note that:

●	The compensation amounts paid to Dr. Jiang, reflects compensation paid to him by the operating subsidiaries of Raygere during the reported periods; and

●	No other officer earned more than US$100,000 per annum.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation Earnings ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guoqing Jiang, CEO	2011	100,000							100,000
Guoqing Jiang, CEO	2010	100,000							100,000
James J. Tong, CFO	2011	100,000							100,000
James J. Tong, CFO	2010	100,000							66,512
Xintao You, V.P of Operations	2011	80,000							80,000
Xintao You, V.P. of Operations	2010	80,000							80,000
Daqiao Zhang, V.P. of Marketing and Sales	2011	80,000							80,000
Daqiao Zhang, V.P. of Marketing and Sales	2010	80,000							80,000
Tao Yang, Chief Operating Officer	2011	80,000							80,000
Tao Yang, Chief Operating Officer	2010	80,000							80,000

Grants of Plan-Based Award, Outstanding Equity Awards at Fiscal Year-End and Option Exercises

In January 2011, we issued 50,000 shares of restricted common stock to Dr. James J. Tong as a part of the annual compensation for Dr. Tong’s service as the CFO in 2010 calendar year. In addition, management team members and significant employees were also given restricted stock awards in fiscal year 2011 to reward their efforts in consistently expanding TPI’s operation for the past three years. The details of these equity awards can be found in the ITEM 12 of this Form 10-K.

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

Employment Agreements

We have employment agreements with our executive officers as determined by the board of directors and confidentiality agreements.

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

The following table contains information regarding the compensation of our directors for the fiscal year ended June 30, 2011:

Name	Fees Earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Change in Pension Value and Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
JianpingHou	12,000	0	0	0	0		12,000
Zunjian Zhang	12,000	0	0	0	0		12,000
James T. McCubbin	36,000	0	39,240 (1)	0	0		39,240
James J. Tong	0	0	0	0	0		0

 (1)           Pursuant to his agreement to serve as our Audit Committee Chairman, Mr. McCubbin was granted 36,000 stock options on February 28, 2008, that vest on a 1/12 monthly basis over a twelve month period beginning on the grant date.  The exercise price of the options is $2.80, which represents the Fair Market Value of our common stock on February 28, 2008. All of these options have now vested and will expire on February 27, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of September 27, 2011, we had a total of 29,396,276 shares of Common Stock outstanding.

The following table sets forth, as of September 27, 2011: (a) the names and addresses of each beneficial owner of more than five percent (5%) of our Common Stock known to us, the number of shares of Common Stock beneficially owned by each such person, and the percent of our Common Stock so owned before and after the Share Exchange; and (b) the names and addresses of each director, executive officer and significant employee before and after the Share Exchange, the number of shares our Common Stock beneficially owned, and the percentage of our Common Stock so owned, by each such person, and by all of our directors and executive officers as a group before and after the Share Exchange. Each person has sole voting and investment power with respect to the shares of our Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated. Individual beneficial ownership also includes shares of Common Stock that a person has the right to acquire within 60 days from September 27, 2011.

Pursuant to a Share Transfer Agreement, dated as of January 16, 2008, certain of Chengdu Tianyin Pharmaceutical’s executive officers, including Dr. Jiang, have an immediately exercisable option to purchase from Stewart Shiang Lor 100% of the equity of Time Poly Management, Ltd.  Dr. Jiang has the option to purchase 77.12% of the Time Poly equity and therefore he will have the voting, dispositive and investment power over Time Poly after he exercises his option. The parties to the Share Transfer Agreement entered into Distribution Agreement on March 10, 2010 to adjust the distribution arrangement set forth in the original Share Transfer Agreement. On April 12, 2010, the executive officers to the Share Transfer Agreement exercised their options to purchase all shares of Time Ploy from Mr. Lor. See “Certain Relationships and Related Transactions” below.

Name	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares

Time Poly Management Ltd.	8,421,304	(1)	28.65%

Guoqing Jiang, CEO, President	7,458,307	(1)(2)	25.37%

Xintao You	759,095	(3)	2.58%

Daqiao Zhang	126,539	(4)	*

Tao Yang	81,910(5)		*

Zunjian Zhang, Director	0		*

Jianping Hou, Director	0		*

James T. McCubbin, Director	36,000	(6)	*

James J. Tong, CFO	52,000	(7)%

All Directors and Executive Officers, As a Group	8,513,851		28.96%

* Less than one percent

(1) 8,421,304 represents shares of our Common Stock that are held by Time Poly Management Ltd., a British Virgin Islands company (“Time Poly”). Time Poly was previously a wholly-owned by Stewart Shiang Lor, who had the sole voting and dispositive power over the shares of Time Poly. Pursuant to a Share Transfer Agreement, dated as of January 16, 2008, certain of TPI’s executive officers, including Dr. Jiang, exercised their options to purchase from Mr. Lor’s 100% of the equity of Time Poly on April 12, 2010, after which such executive officers have the voting, dispositive and investment power over Time Poly. See “Certain Relationships and Related Transactions” below.

(2) Pursuant to the Share Transfer Agreement, dated as of January 16, 2008, as amended on March 10, 2010 (the “Share Transfer Agreement”), Dr. Jiang had an immediately exercisable option to purchase from Mr. Lor (the previous owner of 100% of the share capital of Time Poly) up to 38,560 shares of Time Poly equity, which, upon exercise on April 12, 2010, entitled Dr. Jiang to have control of Time Poly. Accordingly, through his ownership of Time Poly, Dr. Jiang indirectly owns 7,230,127 shares of our Common Stock, however, he maintains the voting, dispositive and investment power (through his control of Time Poly) of all Common Stock that Time Poly owns. See “Certain Relationships and Related Transactions” below. In addition, on July 15, 2010, 228,180 shares of common stock of the Company were issued to Dr. Jiang pursuant to certain incentive compensation schedule approved by the Board of Directors on the same day.

(3)  Pursuant to the Share Transfer Agreement, Mr. You had an immediately exercisable option to purchase from Mr. Lor up to 3,835 shares of Time Poly equity, which was exercised on April 12, 2010.  Accordingly, through his ownership of Time Poly, Mr. You indirectly owns 717,285 shares of our Common Stock. See “Certain Relationships and Related Transactions” below. In addition, the Board of Directors approved certain incentive compensation schedule on July 15, 2010, pursuant to which, 46,810 shares of common stock of the Company were issued to Mr. You.

(4)    Pursuant to the Share Transfer Agreement, Mr. Zhang had an immediately exercisable option to purchase from Mr. Lor up to 1,125 shares of Time Poly equity, which was exercised on April 12, 2010.  Accordingly, through his ownership of Time Poly, Mr. Zhang indirectly owns 98,029 shares of our Common Stock. See “Certain Relationships and Related Transactions” below. In addition, the Board of Directors approved certain incentive compensation schedule on July 15, 2010, pursuant to which, 58,510 shares of common stock of the Company were issued to Mr. Zhang, 30,000 shares of which were sold on the open market in May 2011.

(5) Mr. Tao Yang was granted 81,910 shares of our restricted common stock on July 15, 2010 as incentive compensation for his service as the Chief Operating Officer.

(6)    Pursuant to his agreement to serve as our Audit Committee Chairman, Mr. McCubbin was granted 36,000 stock options on February 28, 2008, that vest on a 1/12 monthly basis over a twelve month period beginning on the grant date.  The exercise price of the options is $2.80, which represents the Fair Market Value of the Company on February 28, 2008.  All of these options have now vested.

(7)    On February 16, 2011, Dr. Tong was granted 50,000 shares of our restricted common stock as incentive compensation for his service as the Chief Financial Officer. On November 23, 2010 and May 20, 2011, Dr. Tong purchased a total number of 2,000 shares of our common stock on the open market.

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

On January 16, 2008, pursuant to a Share Transfer Agreement, Stewart Shiang Lor, a director nominee, issued stock options to the executive officers and management team of Chengdu Tianyin Pharmaceutical Co., Ltd., (the “Executives”) our wholly owned subsidiary located in Chengdu, Sichuan Province of the People’s Republic of China that operates our business.  Pursuant to the agreement, Mr. Lor granted to the Executives the option to acquire all of the shares of Time Poly Management Limited (“Time Poly”), a British Virgin Islands corporation that owns 39,000 shares of equity interest in Raygere, which prior to the Share Exchange represented 78% of Raygere’s equity, and received 9,976,824, shares of our Common Stock in the Share Exchange transaction. Mr. Lor was the sole shareholder of Time Poly.  Under the terms of the Share Transfer Agreement, the Executives will have the right and the option to purchase 100% of the outstanding shares of capital stock of Time Poly at any time through November 15, 2008.  Although the Executives may exercise their options at any time during the term of the option, the exercise price of the options depends upon the fulfillment of certain performance targets based on the future revenues of Chengdu Tianyin, as set forth in the Share Transfer Agreement.  The exercise prices of these options range from $1,293 to $660,975.  The options vest on a one-third basis per quarter for three specified quarters and may be exercised in whole or in part after Chengdu Tianyin’s revenues for such quarter is determined, which shall not be later than 45 days following the applicable fiscal quarter. On March 30, 2010, management of Chengdu Tianyin exercised their option and the ownership of Time Poly has been changed to Dr. Guoqing Jiang, Mr. Xintao You, Mr.Yong Zhan, Mr. Daqiao Zhang, Ms. Li Zhou and Mr. Hongcai Li.

Time Poly, a shareholder of more than 10% of our equity, entered into a Rule 10b5-1 Trading Plan on October 11, 2010 (the “Trading Plan”), pursuant to which a total number of 1,000,000 shares of our Common Stock will be sold by Time Poly during the period from October 11, 2010 to June 30, 2011 (the “Trading Plan Period”) according to the specific trading instructions as set forth in the Trading Plan. Throughout the Trading Plan Period, a total number of 306,133 shares of our Common Stock have been sold by Time Poly at various prices above $3.00/share pursuant to the Trading Plan. However, on May 24 and May 25, 2011, Time Poly purchased a total number of 18,000 shares at various prices below $1.80/share on the open market. We demanded Time Poly to disgorge to us the short-swing profits it realized from the transactions as calculated under rules of Section 16 of the Securities Exchange Act of 1934. Time Poly has agreed to disgorge its profit of $23,940 back to the Company on or before October 30, 2011.

TriPoint Global Equities, LLC (“TriPoint Global”), the placement agent in our 2008 Financing and 2009 Financing, received certain placement agent warrants to purchase shares of our common stock. A member of our outside securities counsel, Mr. Louis Taubman, indirectly owns a minority stake in TriPoint Global, although he does not have voting, dispositive or investment powers over TriPoint Global. We agreed to waive any conflicts between the counsel’s representation of us and its affiliation with TriPoint Global; however, if either we or the counsel feel it is in appropriate to continue the counsel’s representation of us as a result of such conflicts, either party may terminate the representation upon written notice.

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

 Promoters and Certain Control Persons

On January 16, 2008, we entered into a Share Exchange Agreement with Raygere Limited (“Raygere”), a company organized under the laws of the British Virgin Islands (“BVI”) and Time Poly Management Limited, Happyvale Limited and Fartop Management Limited, each a BVI company, and Cmark Holding Co., Ltd., an exempted company organized under the laws of the Cayman Islands (collectively, the “Raygere Stockholders”) ,  pursuant to which all the shares of Raygere were transferred to us and Raygere became our wholly-owned subsidiary.  Together, the Raygere Stockholders owned shares constituting 100% of the issued and outstanding ordinary shares of Raygere.  Pursuant to the terms of the Share Exchange Agreement, the Raygere Stockholders transferred to us all of their shares in Raygere in exchange for the issuance of an aggregate of 12,790,800 shares of our common stock to the Raygere Stockholders. As a result of this share exchange, Raygere became our wholly-owned subsidiary and the Raygere Stockholders acquired approximately 87.68% of the 14,587,200 issued and outstanding shares of our Common Stock following the Share Exchange, but before the dilution resulting from the Financings described elsewhere in this Form 10-K.

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

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Patrizio& Zhao for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2011 and 2010 were $150,000 and $180,000, respectively.

 (2) AUDIT-RELATED FEES

NONE

 (3) TAX FEES

 NONE

 (4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

The policy of our Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by the Company’s independent auditors during the fiscal year.

No services related to Audit-Related Fees, Tax Fees or All Other Fees described above, were approved by the Audit Committee.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

(1) AND (2) Financial Statements and Financial Statement Schedules See “Index to Consolidated Financial Statements” on page F-1

(3)  EXHIBITS

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed on September 29, 2008)

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed on September 29, 2008)

31.1	Certifications of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certifications of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Principal Executive Officerpursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Tianyin Pharmaceutical Co., Inc

By:	/s/ Guoqing Jiang
Guoqing Jiang PRESIDENT AND CHIEF EXECUTIVE OFFICER, CHIEF ACCOUNTING OFFICER
By:	/s/ James Jiayuan Tong
James Jiayuan Tong CHIEF FINANCIAL OFFICER

Date:   September 27, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	September 27, 2011	By:	/s/ Guoqing Jiang
Guoqing Jiang PRESIDENT, CHIEF EXECUTIVE OFFICER, CHIEF ACCOUNTING OFFICER, DIRECTOR

Date:	September 27, 2011	By:	/s/ Zunjian Zhang
Zunjian Zhang DIRECTOR

Date:	September 27, 2011	By:	/s/ Jianping Hou
JianpingHou DIRECTOR

Date:	September 27, 2011	By:	/s/ James T. McCubbin
James T. McCubbin DIRECTOR

Date:	September 27, 2011	By:	/s/ James Jiayuan Tong
James Jiayuan Tong CHIEF FINANCIAL OFFICER, DIRECTOR

