Form 10-Q
period 2011-09-30
TIANYIN PHARMACEUTICAL CO., INC.
filed 2011-11-14
CIK 1362718

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 45 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerate filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes ☐ No ☒

As of November 14, 2011, we are authorized to issue up to 50,000,000 shares of Common Stock, par value US$.001 per share and 10,000,000 shares of Series A Preferred Stock, of which 29,396,276 and -0- respectively are currently issued and outstanding.

PART I- FINANCIAL INFORMATION

TIANYIN PHARMACEUTICAL CO., INC.

Consolidated Balance Sheets

	September 30,	June 30,
	2011	2011
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$33,307,292	$31,724,906
Restricted cash	1,533,700	-
Accounts receivable, net of allowance for doubtful accounts of $140,228
and $421,079 at September 30, 2010 and June 30, 2011, respectively	8,816,728	9,036,030
Inventory	4,168,027	4,932,353
Advance payments	669,687	1,639,820
Other current assets	113,419	62,951
Total current assets	48,608,853	47,396,060

Property and equipment, net	27,770,668	27,465,915

Intangibles, net	17,945,668	15,339,194

Total assets	$94,325,189	$90,201,169

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$2,913,515	$2,063,792
Accounts payable – construction related	1,606,446	1,824,067
Short-term bank loans	4,382,000	2,784,600
VAT taxes payable	390,033	674,974
Income taxes payable	572,251	930,418
Other taxes payable	75,214	124,154
Other current liabilities	396,017	519,602
Total current liabilities	10,335,476	8,921,607

Total liabilities	10,335,476	8,921,607

Equity
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized,	29,396	29,396
29,396,276 shares issued and outstanding at September 30, 2011 and June 30, 2011
Additional paid-in capital	30,065,452	30,065,452
Statutory reserve	5,409,764	5,409,764
Treasury stock	(111,587)	(111,587)
Retained earnings	40,899,258	39,374,018
Accumulated other comprehensive income	7,024,806	6,077,299
Total stockholders’ equity	83,317,089	80,844,342

Noncontrolling interest	672,624	435,220

Total equity	83,989,713	81,279,562

Total liabilities and equity	$94,325,189	$90,201,169

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.

Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	For the Three Months Ended
	September 30,
	2011	2010

Sales	$17,528,578	$21,950,814

Cost of sales	11,675,529	11,139,689

Gross profit	5,853,049	10,811,125

Operating expenses:
Selling expenses	2,477,326	3,962,139
General and administrative expenses	1,019,122	2,025,087
Research and development expenses	210,715	257,975
Total operating expenses	3,707,163	6,245,201

Income from operations	2,145,886	4,565,924

Other income (expenses):
Interest income	34,961	132,766
Interest expense	(49,845)	(119,507)
Change in fair value of warrants	-	(273,017)
Other expenses	(4,718)	-
Total other income (expenses)	(19,602)	(263,811)

Income before provision for income taxes	2,126,284	4,302,113

Provision for income taxes	619,067	905,439

Net income	1,507,217	3,396,674

Less: Net loss attributable to noncontrolling interest	(18,023)	(7,844)

Net income attributable to Tianyin Pharmaceutical Co., Inc.	1,525,240	3,404,518

Basic earnings per share	$0.05	$0.12
Diluted earnings per share	$0.05	$0.11

Weighted average number of common shares outstanding
Basic	29,396,276	27,891,488
Diluted	29,396,276	29,945,191

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.

Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended
	September 30,
	2011	2010

Net income	$1,507,217	$3,396,674

Other comprehensive income
Foreign currency translation adjustment	947,507	952,882

Comprehensive income	2,454,724	4,349,556

Less: comprehensive income attributable to noncontrolling interest	237,404	211,319

Comprehensive income attributable to Tianyin Pharmaceutical Co., Inc.	$2,217,320	$4,138,237

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.

Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net Income	$1,507,217	$3,396,674
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	286,668	314,116
Change in fair value of warrants	-	273,017
Share-based payments	-	1,269,170
Bad debt expense	43,558	-
Changes in current assets and current liabilities:
Accounts receivable	699,626	(843,012)
Inventory	820,036	(1,552,067)
Advance payments	581,122	-
Other current assets	(63,523)	(93,032)
Accounts payable and accrued expenses	828,517	(189,572)
Accounts payable – construction related	(238,357)	(1,139,900)
VAT taxes payable	(292,196)	(111,405)
Income taxes payable	(368,238)	40,316
Other taxes payable	(50,282)	66,462
Dividends payable	-	(18,138)
Other current liabilities	(129,363)	133,153
Total adjustments	2,117,568	(1,850,892)

Net cash provided by operating activities	3,624,785	1,545,782

Cash flows from investing activities:
Addition to property and equipment	(921)	(1,922,700)
Addition of construction in progress	(112,898)	-
Additions to intangible assets – land use right	(1,815,804)	-
Additions to intangible assets – drug	(765,282)	-

Net cash used in investing activities	(2,694,905)	(1,922,700)

Cash flows from financing activities:
Restricted cash	(1,530,564)	-
Proceeds from short-term bank loan	1,561,800	-
Dividends paid	-	(54,857)

Net cash provided by (used in) financing activities	31,236	(54,857)

Effect of foreign currency translation on cash	621,270	311,912

Net increase (decrease) in cash and cash equivalents	1,582,386	(119,863)

Cash and cash equivalents – beginning	31,724,906	27,009,066

Cash and cash equivalents – ending	$33,307,292	$26,889,203

Supplemental disclosures of cash flow information
Cash paid for interest	$49,845	$79,186
Cash paid for income taxes	$987,304	$37,604

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 –	Organization and Nature of Business

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

In June 2009, Chengdu Tianyin invested $723,500 to establish a wholly-owned trading subsidiary, Chengdu Tianyin Medicine Trading Co., Ltd (“TMT”) for sales and distribution of medicine produced by Chengdu Tianyin as well as other pharmaceuticals. As of September 30, 2011, the financial results of TMT are consolidated into the consolidated financial statements presented herein.

On August 21, 2009, Sichuan Jiangchuan Pharmaceutical Co., Ltd (“Jiangchuan” or “JCM”) was established by Chengdu Tianyin, Sichuan Mingxin Pharmaceutical and an individual investor with active pharmaceutical ingredients (API) production as its major business. Total registered capital of JCM is approximately $2.9 million, of which Chengdu Tianyin accounted for 77%.

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

In preparing the accompanying unaudited consolidated financial statements, we evaluated the period from September 30, 2011 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

Interim Financial Statements

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the years ended June 30, 2011 and 2010, as not all disclosures required by GAAP for annual financial statements are presented. The interim consolidated financial statements follow the same accounting policies and methods of computations as the audited consolidated financial statements for the years ended June 30, 2011 and 2010.

Accounts receivable and allowance for doubtful accounts

Trade accounts receivable are stated at original invoice amount less allowance for doubtful accounts based on management’s periodic review of aging of outstanding balances and customer credit history. Based on its assessment of the credit history with customers having outstanding balances and current relationships with them, the management makes conclusions whether any balances outstanding as of September 30, 2011 was deemed uncollectible. As such, the Company reserved 1% of accounts receivable balances that have been outstanding less than one year, 50% of accounts receivable balances that have been outstanding between one year and two years, and 100% of receivable balances that have been outstanding more than two years.

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

Trade accounts receivable are stated at original invoice amount less allowance for doubtful receivables based on management’s periodic review of aging of outstanding balances and customer credit history. Allowance for doubtful accounts amounted to $140,228 and $421,079 as of September 30, 2011 and June 30, 2011, respectively.

Note 4 –	Inventory

Inventory as of September 30, 2011 and June 30, 2011 consists of the following:

	September 30, 2011	June 30, 2011

Raw materials	$906,077	$707,901
Packaging supplies	569,423	765,362
Work in process	1,649,122	2,383,900
Finished goods	1,043,405	1,075,190
Total	$4,168,027	$4,932,353

Note 5 –	Property and Equipment

Property and equipment as of September 30, 2011 and June 30, 2011 consist of the following:

	September 30, 2011	June 30, 2011

Buildings	$9,332,688	$9,225,347
Machinery and equipment	2,805,094	2,772,831
Office equipment and furniture	60,703	59,092
Vehicles	66,983	66,212
Subtotal	12,265,467	12,123,482
Less: Accumulated depreciation	3,188,175	3,024,111
	9,077,292	9,099,371
Add: Construction in progress	18,693,376	18,366,544
Total	$27,770,668	$27,465,915

Depreciation expense for the three months ended September 30, 2011 and 2010 was $128,613 and $133,752, respectively.

Note 6 –	Intangible Assets

Intangible assets as of September 30, 2011 and June 30, 2011 consist of the following:

	September 30, 2011	June 30, 2011

Land use rights	$3,368,874	$1,531,530
Approved drugs	16,440,838	15,493,712
Intangible assets	19,809,712	17,025,242
Less: accumulated amortization	1,864,044	1,686,048

Total	$17,945,668	$15,339,194

In September, 2011, Chengdu Tianyin acquired a use right of a parcel of land located at Qionglai, Chengdu with an area of approximately 33,700 square meters. The total cost is amortized over 48 years.

Amortization expense for the three months ended September 30, 2011 and 2010 was $158,055 and $180,364, respectively.

Note 7 –	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2011	June 30, 2011

Accounts payable	$2,716,162	$1,780,492
Accrued expenses	197,353	283,300

Total	$2,913,515	$2,063,792

The carrying value of accounts payable and accrued expenses approximate their fair values due to the short-term nature of these obligations.

Note 8 –	Short-Term Bank Loans

Short-term bank loans consist of the following:

	September 30,	June 30,
	2011	2011

On January 4, 2011, the Company obtained a loan from China CITIC Bank, out of which the principal was paid in full by July 30, 2011. The interest is to be calculated using an annual fixed interest rate of 6.666% and paid monthly. The loan was secured by the Company’s property and equipment.	-	$1,547,000
On March 2, 2011, the Company obtained a loan from China CITIC Bank, out of which the principal is to be paid in full by March 2, 2012. The interest is to be calculated an annual fixed interest rate of 6.5963% and paid monthly. The loan was secured by the Company’s property and equipment.	$2,817,000	$1,237,600
On August 19, 2011, the Company obtained a loan from China Huaxia Bank, out of which the principal is to be paid in full by August 19, 2012.The interest is to be calculated using an annual fixed interest rate of 7.544% and paid monthly. The loan was designated to finance the operating activities of JCM and was secured by Chengdu Tianyin.	$1,565,000	$-
Total short-term bank loans	$4,382,000	$2,784,600

Note 9 –	Income Taxes

Raygere is incorporated in the British Virgin Islands. Under the corporate tax laws of British Virgin Islands, it is not subject to tax on income or capital gain.

The operating subsidiary Chengdu Tianyin is a wholly foreign-owned enterprise incorporated in the PRC and subject to PRC Foreign Enterprise Income Tax (“FEIT”) Law. Chengdu Tianyin is entitled to the preferential tax treatment for opening up its production facility in western China in Sichuan province. The applicable reduced preferential state EIT rate under this policy was 15% until December 31, 2010. Starting January 1, 2011, the effective tax rate for Chengdu Tianyin became 25%. And the effective tax rates of TMT and JCM are both 25% each from their operations. For the quarters ended September 30, 2011 and 2010, the income tax provision for the Company was $619,067 and $905,439, respectively.

In July 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company does not recognize any benefits in the financial statements for the fiscal year ended September 30, 2011.

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

On October 27, 2009, the Company completed a private equity financing of $4,987,500, with eight accredited investors (the “October 2009 Financing”). Net proceeds from the offering are approximately $4,490,000. Pursuant to the financing, we issued, for $4,987,500, a total of 1,534,570 units of our securities at $3.25 per unit. Each unit consists of (i) one share of the Company's common stock, par value $0.001 per share, and (ii) a Series C Warrant, with each Series C Warrant exercisable at $4.50 to purchase one-fifth of a share of Common Stock, such that the total amount of warrants issued to each investor as shall be equal to twenty percent (20%) of the number of units purchased by each purchaser. Each of the warrants has a term of three (3) years.

In connection with the financing completed in October 2009, the Company paid cash compensation to the placement agent, Tripoint Global Equities, in the amount of $495,250. In connection with the financing, the Company also granted warrants to purchase 122,766 shares of common stock at $3.25 and 24,553 shares at $4.50 to the placement agent or its designees. These warrants have the same terms as the warrants issued to investors and are included in the units.

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

By March 18, 2011, pursuant to the mandatory conversion provisions of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock, the remaining 1,360,000 shares of convertible preferred stock were converted to common shares on a 1:1 exchange ratio.

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

As of September 30, 2011, there were 29,396,276 common shares outstanding with -0- outstanding preferred shares.

Note 11 –	Employee Welfare Plan

The Company established an employee welfare plan in accordance with Chinese laws and regulations. Full-time PRC employees of the Company participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. PRC labor regulations require the Company to accrue for these benefits based on a certain percentage of the employees’ salaries. The total contribution for such employee benefits was $165,947 and $124,878 for the three months ended September 30, 2011 and 2010, respectively.

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

During the three months ended September 30, 2011, three major vendors accounted for approximately 33% of the Company’s raw materials, while during the three months ended September 30, 2010, three major vendors accounted for approximately 40% of the Company’s raw materials. Total purchases from these vendors were $1.9 million and $3.7 million for the three months ended September 30, 2011 and 2010, respectively.

Five major customers accounted for 15% and 12% of the net revenue for the three months ended September 30, 2011 and 2010, respectively. Total sales to these customers were $2.7 million and $2.6 million, for the three months ended September 30, 2011 and 2010, respectively.

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

Note 14 –	Earnings Per Share

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

	Three Months Ended September 30,
	2011	2010
Net income attributable to TPI	$1,525,240	$3,404,518
(numerator for diluted income per share)
Less: Dividend attributable to preferred stockholders	-	54,857

Net income attributable to common stockholders	1,525,240	3,349,661
(numerator for basic income per share)

Weighted average common shares
(denominator for basic income per share)	29,396,276	27,891,488

Effect of diluted securities:
Convertible preferred stock	-	1,276,464
Warrants	-	777,239

Weighted average common shares
(denominator for diluted income per share)	29,396,276	29,945,191

Basic net income per share	$0.05	$0.12
Diluted net income per share	$0.05	$0.11

Note 15 –	Share – Based Payments

In March, April and November 2009, the Company granted to external service providers an aggregate of 45,000 restricted shares of common stock and options to purchase 195,000, 75,000 and 180,000 shares of common stock at $1.60, $2.00 and $3.28 per share, respectively, with all expected lives of 5 years, in addition to cash compensation. The fair value of each option granted is estimated on the measurement date per ASC 505-50 (formerly “EITF 96-18”) using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the fiscal years ended June 30, 2010: expected volatility of 121.47 percent and risk-free interest rate of 1.80 percent.

In July 2009, the Company granted options to purchase 50,000 shares of common stock at $2.00 per share with an expected life of 3 years to an external service provider in addition to cash compensation. The fair value of each option grant is estimated on the measurement date per ASC 505-50 (formerly “EITF 96-18”) using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the fiscal years ended June 30, 2010: expected volatility of 121.47 percent and risk-free interest rate of 1.00 percent.

On July 15 2010, the Company’s Compensation Committee recommended an incentive compensation schedule for certain Company employees, which the Company's Board of Directors approved. Pursuant thereto, the Company issued 614,500 shares of common stock to certain employees. One-fourth of the total number of shares vested immediately on July 15, 2010; one-fourth of the total number of shares vested on October 15, 2010; and the remaining shares vested on January 15, 2011.

Accordingly, an aggregate of $-0- and $1,269,170 share-based payment were recognized in the income statements for the quarter ended September 30, 2011 and 2010, respectively.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Tianyin Pharmaceutical for the periods ended September 30, 2011 and 2010 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

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

Overview

We are engaged in the development, manufacturing, marketing and sale of patented biopharmaceutical, modernized traditional Chinese medicines (TCM), branded generics and other pharmaceuticals in China. We currently manufacture and market a portfolio of 58 products, 24 of which are listed in the National Medical Reimbursement program, including the patent protected Ginkgo Mihuan Oral Liquid (GMOL) and a late stage pipeline of 10 drug candidates pending the SFDA’s approval. In addition, we have 6 trademarks granted and 16 trademarks pending.

Established in 1994, Chengdu Tianyin is a pharmaceutical company that manufactures and sells modernized TCMs and branded generics. The current management acquired 100% of the equity interest of Chengdu Tianyin in 2003. On October 30, 2007, Grandway completed the acquisition of the 100% of the equity interest and now owns 100% of the equity interest of Chengdu Tianyin.

In June 2009, Chengdu Tianyin invested $723,500 to establish a wholly-owned trading subsidiary, Chengdu Tianyin Medicine Trading Co., Ltd (“TMT”) for the sale and distribution of pharmaceutical products to optimize our business model through enhanced distribution channels.

On August 21, 2009, Chengdu Tianyin, Sichuan Mingxin Pharmaceutical and an individual investor established Sichuan Jiangchuan Pharmaceutical Co., Ltd (“JCM”), whose major business is to produce macrolide active pharmaceutical ingredients (API). Total registered capital of JCM is approximately $2.9 million, of which Chengdu Tianyin accounts for 77%. JCM is regarded as the foundation for a broader strategy to establish a significant presence in the macrolide antibiotics industry in China.

Competitive Environment

The market for pharmaceutical products is highly competitive. Our operations may be affected by technological advances by competitors, industry consolidation, patents granted to competitors, competitive combination products, new products offered by our competitors, as well as new information provided by other marketed products and/or other post-market studies.

Development and Growth Strategy

Research and Development (R&D)

The partnership-based R&D strategy supports TPI to commercialize, produce, and broaden our product pipeline and to market those products through our sales and marketing infrastructure.  Currently, we have 10 pipeline drugs with our partnership research institutes, of which we are entitled to the exclusive ownership and intellectual properties upon the SFDA approval.

New formulation development for Gingko Mihuan

In November 2011, we announced the formulation expansion program for our flagship product Gingko Mihuan Oral Liquid (GMOL, SFDA certification number: H20013079; patent number: 20061007800225). GMOL, the proprietary prescription medicine for TPI, is used nationwide in China to treat brain ischemia and infarction, coronary heart diseases, memory dysfunction and other neurological disorders.

For our elderly patients who are also afflicted by with gastrointestinal ailments, our oral liquid formulation shows an efficient absorption rate after intake adding to its differentiation. The new capsule formulation is more convenient to carry while traveling, adding to its ease of use for those long term treatment users. Furthermore, the cost of production and packaging material prices for liquid formulation has been rising during the recent years and therefore, the capsule formulation will reduce the overall cost of sales by 70% while extending the expiration period to 3 years from the current 2 years for oral liquid form. The new capsule formulation is expected to support the revenue growth of GMOL at approximately 30% year over year and improve the gross margin of GMOL products to 75% or higher. TPI will also apply for patent protection for the new capsule formulation. The R&D cost associated with the capsule formulation is estimated at $1-2 million.

Jiangchuan Macrolide Project (JCM)

We completed the 240-ton JCM construction in September 2011 for the R&D, manufacturing and sale of API and chemical intermediates of macrolide antibiotics. Currently, JCM is under GMP certification following the internal quality assessment and the environmental safety and impact assessment.

Tianyin Medicine Trading Distribution Business (TMT)

We have been developing the distribution portfolio of TMT. TMT is planned to distribute products manufactured by both TPI and other pharmaceutical companies to fuel our expanding sales network as well as to provide synergy to our existing organic product portfolio. TMT has been distributing mainly Tianyin's own products since its inception in 2009. We have obtained one-year distribution rights from Jiangsu Lianshui Pharmaceutical (“Lianshui”) to distribute approximately 15 Lianshui-branded generic injection products including cough suppressant, antibiotics, anti-inflammatory medicines and products for other healthcare indications. To date, TMT annual distribution revenue delivered approximately $23 million, exceeding our revenue forecast, mainly attributable to the fact that the distribution portfolio consists of a majority of Essential Drug Listed (EDL) medicine which experienced an increased volume of sales.

Pre-extraction and formulation plant development at Qionglai Facility (QLF)

In preparation for the new Good Manufacturing Practice (GMP) standards stipulated by the PRC government in early 2011, that requires pharmaceutical companies to be in compliance by 2013, TPI initiated the process of optimizing the manufacturing facilities and production lines. Concurrently, the city of Chengdu has re-designated various industrial parks of nearby counties to be dedicated to particular industries such as automobile, biotechnologies, pharmaceuticals and chemical engineering for individual locations. As a consequence, TPI’s manufacturing facility at the Longquan district, east of Chengdu, which is designated for automotive industry, is scheduled to be relocated to Qionglai city, south of Chengdu, which is dedicated to pharmaceutical industry. The Qionglai facility (QLF) is approximately 18 miles from the Company’s recently completed Jiangchuan macrolide facility (JCM) which is also located in south of Chengdu. The proposed relocation project also includes our traditional Chinese medicine (TCM) pre-extraction plant which is located near the center of city of Chengdu surrounded by rapidly expanding residential area.

The QLF is estimated to be 80 mu or 53,000 m2. Both pre-extraction plant and the formulation plant are to be relocated. The combined QLF plant, designed and constructed according to the latest GMP standards, is expected to relieve the current capacity saturation at TPI’s facilities. The re-location and construction cost is estimated at $25 million for Phase I which, when completed in 2012, will expand the current capacity by 30%. For Phase II QLF, an additional $10 million may be employed to double the current capacity by 2013.

Fiscal Year 2012 Financial Guidance

Based on the upcoming JCM macrolide API revenue expected in the second quarter of fiscal year 2012 and the current generic pricing pressure, together with the evolving government policies amid ongoing healthcare reform, we forecast our fiscal year 2012 revenue of $100 million and net income guidance of $11 million.  In summary, our projection is based on: 1) JCM upcoming revenue for primarily the second half of fiscal year 2012; 2) reduced generic sales but relatively steady revenue from the flagship product portfolio; 3) capacity optimization and relocation of TPI’s manufacturing facilities; and 4) steady TMT distribution revenue.

Our current facilities operate at approximately 90% of the total capacity on 24 hours per day schedule. The optimization will utilize the remaining capacity efficiently. The new QLF relocation will ultimately expand the current  production capacity by an additional 30% to 100% capacity.

Management will continue to evaluate the Company's business outlook and communicate any changes on a quarterly basis or as when appropriate

Discussion on Operating Results

The following table shows the results of our business. All references to the results of operations and financial conditions are on a consolidated basis that includes Chengdu Tianyin, TMT and JCM.

Comparison of results for the three months ended September 30, 2011 and 2010 (in $ millions):

	Three Months Ended September 30,
	2011	2010

Sales	$17.5	$22.0
Cost of sales	$11.7	$11.1
Gross profit	$5.9	$10.8
Total operating expenses	$3.7	$6.2
Provision for income taxes	$0.6	$0.9
Net income	$1.5	$3.4
Less: Net (loss) attributable to noncontrolling interest	$(0.0)	$(0.0)
Foreign currency translation adjustment	$0.9	$1.0
Comprehensive income	$2.5	$4.3

Sales for the quarter ended September 30, 2011 was $17.5 million, a decrease of 20.5% as compared to $22.0 million for the quarter ended September 30, 2010. The sales decrease was mainly due to 1) pricing pressure on our generic pharmaceuticals, 2) the government policies to prioritize Essential Drug List (EDL) drug sales that simultaneously reduce the sales and margins of higher margined generic pharmaceuticals, and 3) in the first quarter of fiscal year 2011, ahead of the current healthcare reform policies being enforced, our downstream customers had significantly built up their inventory which led to a revenue gain of 63.7% for TPI  from the prior year.

We have been exploring various strategies to maintain the growth momentum. In addition to the upcoming JCM API revenue, we particularly emphasize on the TMT distribution revenue that consists of mainly EDL drugs. We also focus on AAA and AA hospitals in major cities of China to develop the high-end hospital pharmaceutical market while previously we had targeted large but dispersed markets in rural areas. Our top five product sales are: GMOL: $2.9 million; APU: $0.93 million; AZI: $0.48 million; XLCC: $0.64 million; and Qing Re Jie Du Oral Liquid (QR): $0.61 million. These products totaled $5.6 million in sales, representing 32% of the quarterly revenue.

Cost of Sales for the quarter ended September 30, 2011 was $11.7 million or 66.6% of sales as compared to $11.1 million or 50.4% of sales for the quarter ended September 30, 2010. Our cost of sales primarily consists of the costs of direct raw materials, labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The increased percentage of our cost of sales from the previous year was due to 1) generic pricing pressure, 2) distribution business through TMT amounting to $4.2 million at 10% gross margin, and 3) increase of raw material costs.

Gross Margin for the quarter ended September 30, 2011 was 33.4% as compared to 49.3% for the quarter ended September 30, 2010. The factors that influence the gross margins include 1) raw material price (85% of the cost of goods sold), and 2) production cost (15% of the cost of goods sold). During this quarter, our organic product portfolio delivered 42.1% gross margins, 7.2% lower than 49.3% a year earlier. Given the blend of the TMT lower margin distribution revenue and gross margin reduction under the current pricing trend, we anticipate that our overall gross margin in the near term, on a quarter to quarter comparison basis, may trend lower, but on a sequential basis should stabilize or improve depending upon the revenue mix percentages of TMT revenue, upcoming JCM API revenue as compared to the proprietary portfolio’s revenue performance.

Operating Expenses were $3.7 million for the quarter ended September 30, 2011, as compared to $6.2 million for the quarter ended September 30, 2010. The decrease in operating expenses is mainly associated with 1) the lower sales and marketing costs as a result of lower sales, and 2) in the prior year, there was a one-time restricted stock compensation impact of approximately $1.5 million in the quarter ended September 30, 2010.

Net Income was $1.5 million for the quarter ended September 30, 2011, as compared to net income of $3.4 million for the quarter ended September 30, 2010, a decrease of $1.9 million. Net profit margins for the three months ended September 30, 2011 decreased to 8.6% from 15.5% for the comparable period in fiscal year 2010. This is the result of sales decrease along with gross margin compression in the quarter.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $0.95 million as of September 30, 2011. The balance sheet amounts with the exception of equity at September 30, 2011 were translated at 6.38978RMB to 1.00 US dollar as compared to 6.68003RMB to 1.00 US dollar at September 30, 2010. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the quarters ended September 30, 2011 and 2010 were the average exchange rates during the years.

Comprehensive Income that includes the currency adjustment to net income was $2.5 million for the quarter ended September 30, 2011, as compared to the comprehensive income of $4.3 million for the quarter ended September 30, 2010, a decrease of $1.8 million.

Liquidity and Capital Resources

Discussion of Cash Flow ($ in millions)

	For the three months ended September 30,
	2011	2010

Cash provided by operating activities	$3.6	$1.5
Cash used in investing activities	(2.7)	(1.9)
Cash provided by (used in) financing activities	0.0	(0.0)

Operating activities

As of September 30, 2011, we had working capital totaling $38.3 million, including cash and cash equivalents of $33.3 million. Net cash generated from operating activities was $3.6 million for the quarter ended September 30, 2011 as compared with $1.5 million for the quarter ended September 30, 2010. This is mainly due to the improvement in accounts receivable collection and reduced inventory. We believe that TPI is adequately funded to meet all of our working capital and capital expenditure needs for fiscal year 2012.

Investing activities

Net cash used in investing activities for the quarter ended September 30, 2011 totaled $(2.7) million compared with $(1.9) million for the quarter ended September 30, 2010. The cash used in investing activities was related to our pipeline development, the JCM construction and the land use right acquisition of $1.8 million.

Financing Activities

Net cash used in financing activities for the quarter ended September 30, 2011 and 2010 totaled $0.0 and $(0.0) million, respectively.

Borrowings and Credit Facilities

The short-term bank borrowings outstanding as of September 30, 2011 and 2010 were $4.4 million and $1.5 million, respectively. We paid an average interest rate of 6.383% and 5.629% per annum, respectively. These loans were made from CITIC bank and Huaxia bank, secured by the property and equipment of Chengdu Tianyin. They do not contain any additional financial covenants or restrictions. The borrowings have one year terms and contain no specific renewal terms.

Stock Repurchase Program

On October 27, 2008, the Board of Directors authorized the Company to repurchase up to $3.0 million of its common stock from time to time in the open-market or through privately negotiated transactions. The Company's original announcement stated that the buyback would be conducted through January 2009, but we later extended the buyback through June 30, 2009. As of September 30, 2011, a total of 83,785 shares had been bought back at prevailing market prices. Shares purchased were retired to treasury.

Changes in Equity

Common Stock Activity during the Three Months Ended September 30, 2011

Common Stock
Outstanding, June 30, 2011	29,396,276
Warrants, option exercises	-
Outstanding, September 30, 2010	29,396,276

During the three months ended September 30, 2011, there have been no activities related to warrants exercise or option exercises.

Critical Accounting Policies and Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended June 30, 2011, for disclosures regarding TPI’s critical accounting policies and estimates, as well as updates further disclosed in our interim financial statements as described in this Form 10-Q.

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

(b)	Changes in internal control over financial reporting

In connection with our review of our internal controls and procedures over financial reporting as of our last fiscal quarter, ended September 30, 2011, and based on certain comments that we received from the staff of the SEC regarding the accounting treatment and the non-cash/non-operational financial charges of our Series A and B Warrants, which resulted in our having to amend and restate our financial statements from July 1, 2009 until December 31, 2010, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2011 due to the existence of the material weaknesses mentioned below. A material   weakness is a control  deficiency,  or  combination  of control deficiencies,  that  results  in more than a remote  likelihood  that a material misstatement  of the  financial  statements  will not be  prevented or detected. Management identified the following material weaknesses during its assessment of our internal control over financial reporting as of September 30, 2011: 1) lack of sufficient knowledge regarding U.S. GAAP reporting by our existing accounting staff; 2) lack of sufficient accounting staff which results in a lack of segregation of duties necessary for an efficient internal control system; and 3) lack of sufficient documentation with our existing financial processes, risk assessment and internal controls.

Currently we are in the process of building an internal accounting team with sufficient in-house expertise in US GAAP reporting. Since the end of our last fiscal year, management has met on numerous occasions and discussed the following plans to improve the efficiency and expertise in GAAP reporting. We have been trying to recruit experienced professionals to augment  our financial staff for sufficient US GAAP, financial reporting, which would improve our controls and procedure, with the regard to the financial statements preparation; and improve the knowledge of U.S. accounting standards for our current accounting staff.

We believe that the remediation measures we are taking, if effectively implemented and maintained, will remediate the significant deficiency discussed above and enable us to meet our GAAP reporting requirements.

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

Date:    November 14, 2011

TIANYIN PHARMACEUTICAL CO., INC.

By:	/s/ Dr. Guoqing Jiang
Name:	Dr. Guoqing Jiang
Title :	Chairman, Chief Executive Officer, Chief Accounting Officer

By:	/s/ Dr. James Jiayuan Tong
Name:	Dr. James Jiayuan Tong
Title :	Chief Financial Officer,
Chief Business and Development Officer, Director

 2