Form 10-Q
period 2011-12-31
TIANYIN PHARMACEUTICAL CO., INC.
filed 2012-02-13
CIK 1362718

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of February 13, 2012, we are authorized to issue up to 50,000,000 shares of Common Stock, par value US$.001 per share and 10,000,000 shares of Series A Preferred Stock, of which 29,396,276 and -0- respectively are currently issued and outstanding.

Part I – Financial Information

TIANYIN PHARMACEUTICAL CO., INC.
Consolidated Balance Sheets

	December 31,	June 30,
	2011	2011
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$36,908,404	$31,724,906
Restricted cash	3,116,520	-
Accounts receivable, net of allowance for doubtful accounts of $141,034
and $421,079 at December 31, 2011 and June 30, 2011, respectively	9,021,527	9,036,030
Inventory	4,106,289	4,932,353
Advance payments	-	1,639,820
Other current assets	205,051	62,951
Total current assets	53,357,791	47,396,060

Property and equipment, net	27,504,810	27,465,915

Intangibles, net	17,889,581	15,339,194

Total assets	$98,752,182	$90,201,169

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$2,703,892	$2,063,792
Accounts payable – construction related	1,274,220	1,824,067
Short-term bank loans	4,407,200	2,784,600
Trade notes payable	2,675,800	-
VAT taxes payable	339,095	674,974
Income taxes payable	600,114	930,418
Other taxes payable	85,810	124,154
Other current liabilities	497,281	519,602
Total current liabilities	12,583,412	8,921,607

Total liabilities	12,583,412	8,921,607

Equity
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized,	29,396	29,396
29,396,276 shares issued and outstanding at December 31, 2011 and June 30, 2011
Additional paid-in capital	30,065,452	30,065,452
Statutory reserve	5,409,764	5,409,764
Treasury stock	(111,587)	(111,587)
Retained earnings	42,562,805	39,374,018
Accumulated other comprehensive income	7,592,341	6,077,299
Total stockholders’ equity	85,548,171	80,844,342

Noncontrolling interest	620,599	435,220

Total equity	86,168,770	81,279,562

Total liabilities and equity	$98,752,182	$90,201,169

The accompanying notes are an integral part of these consolidated financial statements

TIANYIN PHARMACEUTICAL CO., INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Sales	$18,236,701	$25,333,853	$35,765,279	$47,284,667

Cost of sales	12,148,399	13,999,623	23,823,928	25,139,312

Gross profit	6,088,302	11,334,230	11,941,351	22,145,355

Operating expenses:
Selling expenses	2,801,630	4,414,759	5,278,956	8,376,898
General and administrative expenses	1,022,039	1,332,676	2,041,161	3,357,763
Research and development	210,784	258,702	421,499	516,677
Total operating expenses	4,034,453	6,006,137	7,741,616	12,251,338

Income from operations	2,053,849	5,328,093	4,199,735	9,894,017

Other income (expenses):
Interest income	43,246	27,318	78,207	57,598
Interest expense	(82,930)	(21,734)	(132,775)	(42,808)
Change in fair value of warrants liability	-	1,555,421	-	1,282,404
Gain on disposal of fixed assets	229,110	-	229,110	-
Other expenses	(5,115)	-	(9,833)	-
Total other income	184,311	1,561,005	164,709	1,297,194

Income before provision for income tax	2,238,160	6,889,098	4,364,444	11,191,211

Provision for income tax	556,590	942,068	1,175,657	1,847,507

Net income	1,681,570	5,947,030	3,188,787	9,343,704

Less: Net loss attributable to
noncontrolling interest	(56,035)	(8,785)	(74,058)	(16,629)

Net income attributable to Tianyin
Pharmaceutical Co., Inc.	1,737,605	5,955,815	3,262,845	9,360,333

Basic earnings per share	$0.06	$0.21	$0.11	$0.33
Diluted earnings per share	$0.06	$0.20	$0.11	$0.31

Weighted average number of common
shares outstanding
Basic	29,396,276	27,986,026	29,396,276	27,939,271
Diluted	29,396,276	30,524,479	29,396,276	30,477,723

The accompanying notes are an integral part of these consolidated financial statements

TIANYIN PHARMACEUTICAL CO., INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Net income	$1,681,570	$5,947,030	$3,188,787	$9,343,704

Other comprehensive income
Foreign currency translation adjustment	567,535	814,035	1,515,042	1,766,917

Comprehensive income	2,249,105	6,761,065	4,703,829	11,110,621

Less: comprehensive income (loss) attributable
to noncontrolling interest	(52,025)	178,443	185,379	389,762

Comprehensive income attributable to
Tianyin Pharmaceutical Co., Inc.	$2,301,130	$6,582,622	$4,518,450	$10,720,859

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net Income	$3,188,787	$9,343,704
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	518,131	602,584
Change in fair value of warrants	-	(1,282,404)
Gain on disposal of fixed assets	(229,110)	-
Share-based payments	-	1,762,572
Bad debt expense	43,726	-
Changes in current assets and current liabilities:
Accounts receivable	46,185	(949,316)
Inventory	908,557	(1,744,837)
Advance payments	1,662,080	-
Other current assets	(154,593)	46,231
Accounts payable and accrued expenses	608,143	(170,205)
Accounts payable – construction related	(579,391)	2,918,583
Trade notes payable	2,665,260	-
VAT taxes payable	(346,290)	(1,020)
Income taxes payable	(345,177)	61,860
Other taxes payable	(40,352)	151,575
Dividends payable	-	(18,138)
Other current liabilities	(31,265)	45,190
Total adjustments	4,725,904	1,422,675

Net cash provided by operating activities	7,914,691	10,766,379

Cash flows from investing activities:
Addition to property and equipment	(2,836)	(7,400,717)
Proceeds from disposal of fixed assets	377,164	-
Addition of construction in progress	(136,400)	-
Additions to intangible assets – land use right	(1,822,780)	-
Additions to intangible assets – drug	(768,222)	-
Loans receivable	-	298,320

Net cash used in investing activities	(2,353,074)	(7,102,397)

Cash flows from financing activities:
Restricted cash	(3,104,244)	-
Proceeds from short-term bank loan	1,567,800	-
Dividends paid	-	(54,857)

Net cash used in financing activities	(1,536,444)	(54,857)

Effect of foreign currency translation on cash	1,158,325	550,470

Net increase in cash and cash equivalents	5,183,498	4,159,595

Cash and cash equivalents – beginning	31,724,906	27,009,066

Cash and cash equivalents – ending	$36,908,404	$31,168,661

Supplemental disclosures of cash flow information
Cash paid for interest	$132,775	$42,809
Cash paid for income taxes	$1,560,653	$1,847,507

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUISNESS

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

In June 2009, Chengdu Tianyin invested $723,500 to establish a wholly-owned trading subsidiary, Chengdu Tianyin Medicine Trading Co., Ltd (“TMT”) for sales and distribution of medicine produced by Chengdu Tianyin as well as other pharmaceuticals. As of December 31, 2011, the financial results of TMT are consolidated into the consolidated financial statements presented herein.

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

In preparing the accompanying unaudited consolidated financial statements, we evaluated the period from December 31, 2011 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

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

Accounts receivable and allowance for doubtful accounts

Trade accounts receivable are stated at original invoice amount less allowance for doubtful accounts based on management’s periodic review of aging of outstanding balances and customer credit history. Based on its assessment of the credit history with customers having outstanding balances and current relationships with them, the management makes conclusions whether any balances outstanding as of December 31, 2011 was deemed uncollectible. As such, the Company reserved 1% of accounts receivable balances that have been outstanding less than one year, 50% of accounts receivable balances that have been outstanding between one year and two years, and 100% of receivable balances that have been outstanding more than two years.

Fair value of financial instruments

The Company’s financial instruments include cash equivalents, accounts receivable, accounts payable, short-term debt, notes payable and other financial instruments associated with the issuance of the common stock.  The carrying values of cash equivalents, accounts receivable, notes receivable, and accounts payable approximate their fair value because of the short maturity of these instruments. The carrying amounts of the Company’s bank borrowings under its credit facility approximate fair value because the interest rates are reset periodically to reflect current market rates.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Trade accounts receivable are stated at original invoice amount less allowance for doubtful receivables based on management’s periodic review of aging of outstanding balances and customer credit history. Allowance for doubtful accounts amounted to $141,034 and $421,079 as of December 31, 2011 and June 30, 2011, respectively.

TIANYIN PHARMACEUTICAL CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4– INVENTORY

Inventory as of December 31, 2011 and June 30, 2011 consists of the following:

	December 31, 2011	June 30, 2011

Raw materials	$1,556,338	$707,901
Packaging supplies	671,469	765,362
Work in process	1,251,455	2,383,900
Finished goods	627,027	1,075,190
Total	$4,106,289	$4,932,353

NOTE 5– PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2011 and June 30, 2011 consist of the following:

	December 31, 2011	June 30, 2011

Buildings	$9,007,703	$9,225,347
Machinery and equipment	2,821,225	2,772,831
Office equipment and furniture	62,971	59,092
Vehicles	67,368	66,212
Subtotal	11,959,267	12,123,482
Less: Accumulated depreciation	3,278,494	3,024,111
	8,680,773	9,099,371
Add: Construction in progress	18,824,037	18,366,544
Total	$27,504,810	$27,465,915

In October, 2011, Chengdu Tianyin sold three office spaces located in Qingyang District, Chengdu to an individual, and had a gain of $229,110 from this disposal of fixed assets.

Depreciation expense for the three months ended December 31, 2011 and 2010 was $72,196 and $135,981, respectively. Depreciation expense for the six months ended December 31, 2011 and 2010 was $200,809 and $269,733, respectively.

NOTE 6– INTANGIBLE ASSETS

Intangible assets as of December 31, 2011 and June 30, 2011 consist of the following:

	December 31, 2011	June 30, 2011

Land use rights	$3,388,248	$1,531,530
Approved drugs	16,535,385	15,493,712
Intangible assets	19,923,633	17,025,242
Less: accumulated amortization	2,034,052	1,686,048

Total	$17,889,581	$15,339,194

In September, 2011, Chengdu Tianyin acquired a use right of a parcel of land located at Qionglai, Chengdu with an area of approximately 33,700 square meters. The total cost is amortized over 48 years.

Amortization expense for the three months ended December 31, 2011 and 2010 was $159,267 and $152,487, respectively. Amortization expense for the six months ended December 31, 2011 and 2010 was $317,322 and $332,851, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2011	June 30, 2011

Accounts payable	$2,560,539	$1,780,492
Accrued expenses	143,353	283,300

Total	$2,703,892	$2,063,792

The carrying value of accounts payable and accrued expenses approximate their fair values due to the short-term nature of these obligations.

TIANYIN PHARMACEUTICAL CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 – SHORT-TERM BANK LOANS

Short-term bank loans consist of the following:

	December 31,	June 30,
	2011	2011
On January 4, 2011, the Company obtained a loan from China CITIC Bank, out of which the principal was paid in full by July 30, 2011.The interest was calculated using an annual fixed interest rate of 6.666% and paid monthly. The loan was secured by the Company’s property and equipment.	-	$1,547,000
On March 2, 2011, the Company obtained a loan from China CITIC Bank, out of which the principal is to be paid in full by March 2, 2012.The interest is calculated using an annual fixed interest rate of 6.5963% and paid monthly. The loan was secured by the Company’s property and equipment.	$2,833,200	$1,237,600
On August 19, 2011, the Company obtained a loan from China Huaxia Bank, out of which the principal is to be paid in full by August 19, 2012.The interest is calculated using an annual fixed interest rate of 7.544% and paid monthly. The loan was designated to finance the operating activities of JCM and was secured by Chengdu Tianyin.	$1,574,000	$-

Total short-term bank loans	$4,407,200	$2,784,600

NOTE 9 – TRADE NOTES PAYABLE

Trade notes payable consist of non-interest bearing promissory notes issued in connection with the acquisition of certain inventory. Balances outstanding under the notes as of December 31, 2011 and June 30, 2011 were $2,675,800 and $-0-, respectively.

NOTE 10 – INCOME TAXES

Raygere is incorporated in the British Virgin Islands. Under the corporate tax laws of British Virgin Islands, it is not subject to tax on income or capital gain.

The operating subsidiary Chengdu Tianyin is a wholly foreign-owned enterprise incorporated in the PRC and subject to PRC Foreign Enterprise Income Tax (“FEIT”) Law. Chengdu Tianyin is entitled to the preferential tax treatment for opening up its production facility in western China in Sichuan province. The applicable reduced preferential state EIT rate under this policy was 15% until December 31, 2010. Starting January 1, 2011, the effective tax rate for Chengdu Tianyin became 25% and the effective tax rates for TMT and JCM are both 25% from their operations. For the six months ended December 31, 2011 and 2010, the income tax provision for the Company was $1,175,657 and $1,847,507, respectively.

In July 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company does not recognize any benefits in the financial statements for the fiscal year ended December 31, 2011.

NOTE 11 – STOCKHOLDERS’ EQUITY AND RELATED FINANCING AGREEMENTS

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

As of December 31, 2011, there were 29,396,276 common shares outstanding with -0- outstanding preferred shares.

TIANYIN PHARMACEUTICAL CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 – EMPLOYEE WELFARE PLAN

The Company established an employee welfare plan in accordance with Chinese laws and regulations. Full-time PRC employees of the Company participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. PRC labor regulations require the Company to accrue for these benefits based on a certain percentage of the employees’ salaries. The total contribution for such employee benefits was $318,178 and $251,855 for the six months ended December 31, 2011 and 2010, respectively.

NOTE 13 – RISK FACTORS

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

NOTE 14 – RISK OF CONCENTRATIONS AND CREDIT RISK

During the six months ended December 31, 2011, the Company purchased approximately 31% of its raw materials from three major vendors, while during the six months ended December 31, 2010, these three major vendors accounted for approximately 36% of the Company’s raw materials purchases. Total purchases from these vendors were $4.1 million and $6.6 million for the six months ended December 31, 2011 and 2010, respectively.

Five major customers accounted for 14% and 14% of the net revenue for the six months ended December 31, 2011 and 2010, respectively. Total sales to these customers were $5.1 million and $6.8 million, for the six months ended December 31, 2011 and 2010, respectively.

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

TIANYIN PHARMACEUTICAL CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 15 – EARNINGS PER SHARE (Continued)

	Three Months Ended December 31,
	2011	2010
Net income attributable to TPI	$1,737,605	$5,955,815
(numerator for diluted income per share)
Less: Dividend attributable to preferred stockholders	-	53,501

Net income attributable to common stockholders	1,737,605	5,902,314
(numerator for basic income per share)

Weighted average common shares
(denominator for basic income per share)	29,396,276	27,986,026

Effect of diluted securities:
Convertible preferred stock	-	1,276,464
Warrants	-	1,261,989

Weighted average common shares
(denominator for diluted income per share)	29,396,276	30,524,497

Basic net income per share	$0.06	$0.21
Diluted net income per share	$0.06	$0.20

	Six Months Ended December 31,
	2011	2010
Net income attributable to TPI	$3,262,845	$9,360,333
(numerator for diluted income per share)
Less: Dividend attributable to preferred stockholders	-	108,358

Net income attributable to common stockholders	3,262,845	9,251,975
(numerator for basic income per share)

Weighted average common shares
(denominator for basic income per share)	29,396,276	27,939,271

Effect of diluted securities:
Convertible preferred stock	-	1,276,464
Warrants	-	1,261,988

Weighted average common shares
(denominator for diluted income per share)	29,396,276	30,477,723

Basic net income per share	$0.11	$0.33
Diluted net income per share	$0.11	$0.31

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

Accordingly, an aggregate of $-0- and $1,762,572 share-based payment were recognized during the six months ended December 31, 2011 and 2010, respectively.

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Tianyin Pharmaceutical for the periods ended December 31, 2011 and 2010 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

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

Overview

We are engaged in the development, manufacturing, marketing and sale of patented biopharmaceutical, modernized traditional Chinese medicines (mTCM), branded generics and other pharmaceuticals in China. We currently manufacture and market a portfolio of 58 products, 24 of which are listed in the National Medical Reimbursement program, including the patent protected Ginkgo Mihuan Oral Liquid (GMOL) and a late stage pipeline of 10 drug candidates pending the SFDA’s approval. In addition, we have 6 trademarks granted and 16 trademarks pending.

Established in 1994, Chengdu Tianyin is a pharmaceutical company that manufactures and sells modernized TCMs and branded generics. The current management acquired 100% of the equity interest of Chengdu Tianyin in 2003. On October 30, 2007, Grandway completed the acquisition of the 100% of the equity interest and now owns 100% of the equity interest of Chengdu Tianyin.

In June 2009, Chengdu Tianyin invested approximately $0.7 million to establish a wholly-owned trading subsidiary, Chengdu Tianyin Medicine Trading Co., Ltd (“TMT”) for the sale and distribution of pharmaceutical products to optimize our business model through our distribution channels.

On August 21, 2009, Chengdu Tianyin, Sichuan Mingxin Pharmaceutical and an individual investor established Sichuan Jiangchuan Pharmaceutical Co., Ltd (“JCM”), whose major business is to produce macrolide antibiotic active pharmaceutical ingredients (API). Total registered capital of JCM is approximately $2.9 million, of which Chengdu Tianyin accounts for 77%. JCM is regarded as the foundation for a broader strategy to establish a significant presence in the macrolide antibiotics industry in China.

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

The new capsule formulation is more convenient to carry while traveling, adding to its ease of use for those long term treatment users. In addition, the cost of production and packaging material for the capsule formulation will reduce the overall cost of sales by 70% while extending the expiration period to 3 years from the current 2 years for oral liquid form. The new capsule formulation is expected to support the revenue growth of GMOL at approximately 30% year over year and improve the gross margin of GMOL products to 75% or higher. TPI will also apply for patent protection for the new capsule formulation. The R&D cost associated with the capsule formulation is estimated at $1-2 million.

Jiangchuan Macrolide Project (JCM)

TPI has completed the construction of the 240-ton JCM facility by September 2011 for the R&D, manufacturing and sale of API and chemical intermediates of macrolide antibiotics. In January 2012, following a series of internal quality assessments and the environmental safety and impact assessment, JCM was approved for its GMP certification designated as "CHUAN M0799" valid through the period of December 31, 2011 until December 31, 2015.

Tianyin Medicine Trading Distribution Business (TMT)

TMT is established to distribute products manufactured by both TPI and other pharmaceutical companies to fuel our expanding sales network as well as to provide synergy to our existing organic product portfolio. TMT has been distributing mainly TPI's own products since its inception in 2009. We have obtained one-year distribution rights from Jiangsu Lianshui Pharmaceutical (“Lianshui”) to distribute approximately 15 Lianshui-branded generic injection products including cough suppressant, antibiotics, anti-inflammatory medicines and other healthcare indications. On average, TMT distribution revenue contributed approximately $5 million sales per quarter to our total revenue.

Pre-extraction and formulation plant development at Qionglai Facility (QLF)

In preparation for the new Good Manufacturing Practice (GMP) standards stipulated by the PRC government in early 2011, TPI initiated the process of optimizing the manufacturing facilities and production lines in compliance with the new GMP standards by 2013. Concurrently, the city of Chengdu has re-designated various industrial parks of nearby counties to for particular industries such as automobile, biotechnologies, pharmaceuticals and chemical engineering for individual locations. As a consequence, TPI’s manufacturing facility at the Longquan district, east of Chengdu, which is designated for automotive industry, is scheduled to be relocated to Qionglai city, south of Chengdu, which is designated for pharmaceutical industry. The Qionglai facility (QLF) is approximately 18 miles from the Company’s recently completed JCM facility. The proposed relocation project also includes our TCM pre-extraction plant which is located near the center of city of Chengdu surrounded by rapidly expanding residential area.

The QLF is estimated to be 80 mu or 53,000 m2. Both pre-extraction plant and the formulation plant are to be relocated. The combined QLF plant, designed and constructed according to the latest GMP standards, is expected to relieve the current capacity saturation at TPI’s facilities. The re-location and construction cost is estimated at $25 million for Phase I which, when completed in the end of 2012, will expand the current capacity by 30%. For Phase II QLF, an additional $10 million may be employed to double the current capacity by 2013.

In early February 2012, QLF relocation project has officially begun after the initial planning stage. The pre-extraction plant will be relocated during the Phase I of the QLF project.

Fiscal Year 2012 Financial Guidance

We maintain our fiscal 2012 revenue of $100 million and net income guidance of $11 million. Our projection is based on: 1) JCM upcoming revenue for primarily the second half of fiscal year 2012; 2) reduced generic sales by price controls and healthcare reform policies but relatively steady revenue from our flagship product portfolio; 3) capacity optimization and relocation of TPI’s manufacturing facilities; and 4) steady TMT distribution revenue.

Our current facilities operate at approximately 90% of the total capacity on 24 hours per day schedule. The optimization will utilize the remaining capacity efficiently. The new QLF relocation will ultimately expand the current capacity by an additional 30% to 100%.

Management will continue to evaluate the Company's business outlook and communicate any changes on a quarterly basis or as when appropriate

Discussion on Operating Results

The following table shows the results of our business. All references to the results of operations and financial conditions are on a consolidated basis that includes Chengdu Tianyin, TMT and JCM.

Comparison of results for the three months ended December 31, 2011 and 2010 (in $ millions):

	Three Months Ended December 31,
	2011	2010

Sales	$18.2	$25.3
Cost of sales	$12.1	$14.0
Gross profit	$6.0	$11.3
Total operating expenses	$4.0	$6.0
Provision for income taxes	$0.6	$0.9
Net income	$1.7	$6.0	*
Less: Net (loss) attributable to noncontrolling interest	$(0.0)	$(0.0)
Foreign currency translation adjustment	$0.6	$0.8
Comprehensive income	$2.2	$6.8	*

 * Net income and comprehensive net income includes $1.6 million non-cash gain due to the change in fair value of warrants liability.

Sales for the quarter ended December 31, 2011 was $18.2 million, a decrease of 28.0% as compared to $25.3 million for the quarter ended December 31, 2010. The sales decrease was mainly due to 1) continuous generic pricing pressure, 2) the government policies to prioritize Essential Drug List (EDL) drug sales that simultaneously reduce the sales and margins of higher margined generic pharmaceuticals, and 3) in the second quarter of fiscal year 2011, ahead of the current healthcare reform policies being enforced, downstream customers had significantly built up their inventory which led to a revenue gain of 69.6% for TPI from the prior year.

For the remainder of fiscal 2012, we expect our generic portfolio to perform similarly compared with the first half of fiscal 2012 under the pricing restriction policy, while we anticipate the TMT to sustain its current level of distribution revenue. As JCM facility was GMP certified at the end of December 2011, we expect meaningful revenue contribution from the upcoming JCM API operation. We believe these factors, in combination, will likely stimulate revenue growth for the second half of fiscal year 2012.

Our top five product sales are: GMOL: $4.3 million; APU: $0.77 million; AZI: $0.80 million; XLCC: $0.78 million; and Qing Re Jie Du Oral Liquid (QR): $0.83 million. These products totaled $7.5 million in sales, representing 41% of the quarterly revenue.

Cost of Sales for the quarter ended December 31, 2011 was $12.1 million or 66.9% of sales as compared to $14.0 million or 55.3% of sales for the quarter ended December 31, 2010. Our cost of sales primarily consists of the costs of direct raw materials, labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The increased percentage of our cost of sales from the previous year was due to 1) generic pricing pressure, 2) distribution business through TMT amounting to $4.5 million at 10% gross margin, and 3) increase of raw material costs.

Gross Margin for the quarter ended December 31, 2011 was 33.1% as compared to 44.7% for the quarter ended December 31, 2010. The factors that influence the gross margins are mainly raw material price (85% of the cost of goods sold) and production cost (15% of the cost of goods sold). During the second quarter, our organic product portfolio delivered 42.4% gross margins, 9.0% lower than 51.4% for the quarter ended December 31, 2010. Based on the mix of the TMT lower margin distribution revenue and gross margin reduction under the current pricing trend, we anticipate that our overall gross margin in the near term, on a quarter to quarter comparison basis, may trend lower, but on a sequential basis should stabilize or improve depending upon the revenue mix percentages of TMT revenue, upcoming JCM API revenue as compared to the proprietary portfolio’s revenue performance.

Operating Expenses were $4.0 million for the quarter ended December 31, 2011, as compared to $6.0 million for the quarter ended December 31, 2010. The decrease in operating expenses is mainly associated with 1) the lower sales and marketing costs as a result of lower sales, and 2) in the prior year, there was a one-time restricted stock compensation impact of approximately $0.5 million in the quarter ended December 31, 2010.

Net Income was $1.7 million for the quarter ended December 31, 2011, as compared to net income of $6.0 million which includes $1.6 million non-cash gain due to the change in fair value of warrants liability for the quarter ended December 31, 2010, a decrease of $4.3 million. Net profit margins for the three months ended December 31, 2011 decreased to 9.0% from 17.4% for the three months ended December 31, 2010. This is the result of sales decrease along with gross margin compression in the quarter.

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

The balance sheet amounts with the exception of equity at December 31, 2011 were translated at 6.35324 RMB to 1.00 US dollar as compared to 6.59196 RMB to 1.00 US dollar at December 31, 2010. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the quarters ended December 31, 2011 and 2010 were the average exchange rates during the years.

Comprehensive Income that includes the currency adjustment to net income was $2.2 million for the quarter ended December 31, 2011, as compared to the comprehensive income of $6.8 million which includes $1.6 million non-cash gain due to the change in fair value of warrants liability for the quarter ended December 31, 2010, a decrease of $4.3 million.

Liquidity and Capital Resources

Discussion of Cash Flow ($ in millions)

	For the six months ended December 31,
	2011	2010

Cash provided by operating activities	$7.9	$10.8
Cash used in investing activities	(2.4)	(7.1)
Cash provided by (used in) financing activities	(1.5)	(0.05)

Operating activities

As of December 31, 2011, we had working capital totaling $40.8 million, including cash and cash equivalents of $37.0 million. Net cash generated from operating activities was $7.9 million for the six months ended December 31, 2011 as compared with $10.8 million for the quarter ended December 31, 2010. The decrease is mainly caused by  the decline in the net income. During this period, we have focused on the collection of accounts receivable and the reduction of inventory to offset the impact from net income decrease on the operating cash flow. We believe that TPI is adequately funded to meet all of our working capital and capital expenditure needs for fiscal year 2012.

Investing activities

Net cash used in investing activities for the six months ended December 31, 2011 totaled $(2.4) million compared with $(7.1) million for the six months ended December 31, 2010. The cash used in investing activities was related to our pipeline development, the JCM construction and the land use right acquisition of $1.8 million.

Financing Activities

Net cash used in financing activities for the six months ended December 31, 2011 and 2010 totaled $(1.5) million and $(0.05) million, respectively. This is mainly due to the short-term bank loan of $1.6 million for the operation of JCM facility in combination with the restricted cash of $3.1 million during this period.

Borrowings and Credit Facilities

The short-term bank borrowings outstanding as of December 31, 2011 and 2010 were $4.4 million and $2.8 million, respectively. We paid an average interest rate of 6.383% and 5.629% per annum, respectively. These loans were made from CITIC bank and Huaxia bank, secured by the property and equipment of Chengdu Tianyin. They do not contain any additional financial covenants or restrictions. The borrowings have one year terms and contain no specific renewal terms.

Stock Repurchase Program

On October 27, 2008, the Board of Directors authorized the Company to repurchase up to $3.0 million of its common stock from time to time in the open-market or through privately negotiated transactions. The Company's original announcement stated that the buyback would be conducted through January 2009, but in late 2011 we resumed the stock repurchase program. As of December 31, 2011, a total of 113,485 shares had been bought back at prevailing market prices. Shares purchased were retired to treasury.

Changes in Equity

Common Stock Activity during the Three Months Ended December 31, 2011

Common Stock
Outstanding, September 30, 2011	29,396,276
Warrants, option exercises	-
Outstanding, December 31, 2011	29,396,276

During the three months ended December 31, 2011, there have been no activities related to warrants exercise or option exercises.

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

(b)	Changes in internal control over financial reporting

In connection with our review of our internal controls and procedures over financial reporting as of our last fiscal quarter, ended December 31, 2011, and based on certain comments that we received from the staff of the SEC regarding the accounting treatment and the non-cash/non-operational financial charges of our Series A and B Warrants, which resulted in our having to amend and restate our financial statements from July 1, 2009 until December 31, 2010, management concluded that the Company’s internal control over financial reporting was improving but not yet sufficiently effective as of December 31, 2011 due to the existence of the material weaknesses mentioned below. A material   weakness is a control  deficiency,  or  combination  of control deficiencies,  that  results  in more than a remote  likelihood  that a material misstatement  of the  financial  statements  will not be  prevented or detected. Management identified the following material weaknesses during its assessment of our internal control over financial reporting as of December 31, 2011: 1) Insufficient knowledge regarding U.S. GAAP reporting by our existing accounting staff; 2) Insufficient accounting staff which results in a lack of segregation of duties necessary for an efficient internal control system; and 3) Insufficient documentation with our existing financial processes, risk assessment and internal controls.

We have been in the process of building an internal accounting team with sufficient in-house expertise in US GAAP reporting. Since the end of our last fiscal year, management has met on numerous occasions and discussed the following plans to improve the efficiency and expertise in GAAP reporting. We have been trying to recruit experienced professionals to augment our financial staff for sufficient US GAAP, financial reporting, which would improve our controls and procedure, with the regard to the financial statements preparation; and improve the knowledge of U.S. accounting standards for our current accounting staff.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)             Not applicable.

(b)             Not applicable.

            (c)             Not applicable.

ITEM 3.	Defaults upon Senior Securities

(a)             Not Applicable.

(b)             Not Applicable.

ITEM 4.	(Removed and Reserved)

ITEM 5.	OTHER INFORMATION

(a)             Not applicable.

(b)             Not applicable.

ITEM 6.	EXHIBITS

(a) The following exhibits are filed as part of this report.

Exhibit No.	Document

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed on September 29, 2008).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed on September 29, 2008).

31.1	Certification of Chief Executive Officer required by Rule 13a-14/15d-14(a) under the Exchange Act (Filed herewith)

31.2	Certification of Chief Accounting Officer required1 by Rule 13a-14/15d-14(a) under the Exchange Act (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of Acting Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    February 13, 2012

TIANYIN PHARMACEUTICAL CO., INC.

By:	/s/ Dr. Guoqing Jiang
Name:	Dr. Guoqing Jiang
Title :	Chairman, Chief Executive Officer, Chief Accounting Officer

By:	/s/ Dr. James Jiayuan Tong
Name:	Dr. James Jiayuan Tong
Title :	Chief Financial Officer,
Director