Form 10-Q
period 2012-03-31
TIANYIN PHARMACEUTICAL CO., INC.
filed 2012-05-15
CIK 1362718

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerate filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes ☐ No ☒

As of May 15, 2012, we are authorized to issue up to 50,000,000 shares of Common Stock, par value US$.001 per share and 10,000,000 shares of Series A Preferred Stock, of which 29,332,791 and -0-, respectively are currently issued and outstanding.

TIANYIN PHARMACEUTICAL CO., INC.
Consolidated Balance Sheets

	March 31,	June 30,
	2012	2011
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$29,860,200	$31,724,906
Restricted cash	4,324,958	-
Accounts receivable, net of allowance for doubtful accounts of $141,951
and $510,903 at March 31, 2012 and June 30, 2011, respectively	10,097,111	9,036,030
Inventory	6,298,927	4,932,353
Advance payments	-	1,639,820
Other current assets	280,153	62,951
Total current assets	50,861,349	47,396,060

Property and equipment, net	30,171,910	27,465,915

Intangibles, net	17,845,570	15,339,194

Total assets	$98,878,829	$90,201,169

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$2,047,317	$2,063,792
Accounts payable – construction related	1,333,040	1,824,067
Short-term bank loans	4,435,854	2,784,600
Trade notes payable	2,376,351	-
VAT tax payable	106,733	674,974
Income tax payable	307,769	930,418
Other taxes payable	63,056	124,154
Other current liabilities	502,627	519,602
Total current liabilities	11,172,747	8,921,607

Total liabilities	11,172,747	8,921,607

Equity
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized,	29,446	29,396
29,332,791 and 29,396,276 shares issued and outstanding at March 31, 2012 and June 30, 2011
Additional paid-in capital	30,104,903	30,065,452
Treasury stock	(135,925)	(111,587)
Statutory reserve	5,409,764	5,409,764
Retained earnings	43,530,000	39,374,018
Accumulated other comprehensive income	8,183,151	6,077,299
Total stockholders’ equity	87,121,339	80,844,342

Noncontrolling interest	584,743	435,220

Total equity	87,706,082	81,279,562

Total liabilities and equity	$98,878,829	$90,201,169

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Sales	$14,358,800	$24,880,980	$50,124,079	$72,165,647

Cost of sales	9,541,553	14,044,670	33,365,481	39,183,982

Gross profit	4,817,247	10,836,310	16,758,598	32,981,665

Operating expenses:
Selling expenses	2,329,116	4,553,986	7,608,072	12,923,985
General and administrative expenses	973,947	963,679	3,015,108	4,328,324
Research and development	222,047	286,020	643,546	802,696
Total operating expenses	3,525,110	5,803,667	11,266,726	18,055,005

Income from operations	1,292,137	5,032,643	5,491,872	14,926,660

Other income (expenses):
Interest income	55,998	33,083	134,205	90,681
Interest expense	(81,956)	(29,791)	(214,731)	(72,599)
Change in fair value of warrants liability	-	345,147	-	1,627,551
Gain on disposal of fixed assets	-	-	229,177	-
Other income (expenses)	(4,727)	-	(14,627)	-
Total other income (expenses)	(30,685)	348,439	134,024	1,645,633

Income before provision for income tax	1,261,452	5,381,082	5,625,896	16,572,293

Provision for income tax	368,338	1,323,665	1,543,995	3,171,172

Net income	893,114	4,057,417	4,081,901	13,401,121

Less: Net loss attributable to
noncontrolling interest	(23)	(4,492)	(74,081)	(21,121)

Net income attributable to Tianyin
Pharmaceutical Co., Inc.	$893,137	$4,061,909	$4,155,982	$13,422,242

Basic earnings per share	$0.03	$0.14	$0.14	$0.47
Diluted earnings per share	$0.03	$0.14	$0.14	$0.45

Weighted average number of common
shares outstanding
Basic	29,294,879	28,218,732	29,300,266	28,031,064
Diluted	29,294,879	29,822,596	29,300,266	30,062,270

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Net income	$893,114	$4,057,417	$4,081,901	$13,401,121

Other comprehensive income
Foreign currency translation adjustment	814,414	484,258	2,329,456	2,251,109

Comprehensive income	1,707,528	4,541,675	6,411,357	15,652,230

Less: comprehensive income (loss) attributable
to noncontrolling interest	(35,856)	106,872	149,523	496,634

Comprehensive income attributable to
Tianyin Pharmaceutical Co., Inc.	$1,743,384	$4,434,803	$6,261,834	$15,155,596

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net Income	$4,081,901	$13,401,121
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	851,358	893,896
Bad debt expense	43,907	-
Gain on disposal of fixed assets	(216,956)	-
Change in fair value of warrants	-	(1,627,551)
Share-based payments	39,501	1,913,453
Changes in current assets and current liabilities:
Accounts receivable	(868,875)	(1,235,887)
Inventory	(1,240,194)	(1,682,777)
Advance payments	1,668,970	-
Other current assets	(228,829)	46,400
Accounts payable and accrued expenses	(57,186)	(267,848)
Accounts payable – construction related	(531,643)	280,295
Trade notes payable	2,361,750	-
VAT tax payable	(580,896)	36,038
Income tax payable	(641,079)	433,118
Other taxes payable	(63,693)	164,187
Dividends payable	-	(18,138)
Other current liabilities	(29,299)	(131,682)
Total adjustments	506,836	(1,196,496)

Net cash provided by operating activities	4,588,737	12,204,625

Cash flows from investing activities:
Addition to property and equipment	(2,733,195)	(10,317,824)
Proceeds from disposal of fixed assets	544,440	-
Additions to intangible assets – land use right	(1,830,570)	-
Additions to intangible assets – approved drugs	(771,505)	-
Loans receivable	-	300,300

Net cash used in investing activities	(4,790,830)	(10,017,524)

Cash flows from financing activities:
Restricted cash	(4,298,385)	-
Proceeds from short-term bank loans	4,408,600	1,201,200
Repayments of short-term bank loans	(2,834,100)	-
Treasury stock	(24,338)	-
Dividends paid	-	(54,857)

Net cash provided by (used in) financing activities	(2,748,223)	1,146,343

Effect of foreign currency translation on cash	1,085,610	724,417

Net increase (decrease) in cash and cash equivalents	(1,864,706)	4,057,861

Cash and cash equivalents – beginning	31,724,906	27,009,066

Cash and cash equivalents – ending	$29,860,200	$31,066,927

Supplemental disclosures of cash flow information
Cash paid for interest	$214,731	$72,599
Cash paid for income taxes	$2,166,644	$2,699,112

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

In June 2009, Chengdu Tianyin invested $723,500 to establish a wholly-owned trading subsidiary, Chengdu Tianyin Medicine Trading Co., Ltd (“TMT”) for sales and distribution of medicine produced by Chengdu Tianyin as well as other pharmaceuticals. As of March 31, 2012, the financial results of TMT are consolidated into the consolidated financial statements presented herein.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America. The consolidated financial statements include the accounts of TPI and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by US GAAP for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

In preparing the accompanying unaudited consolidated financial statements, we evaluated the period from March 31, 2012 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

TIANYIN PHARMACEUTICAL CO., INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

Interim Financial Statements

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the years ended June 30, 2011, as not all disclosures required by US GAAP for annual financial statements are presented. The interim consolidated financial statements follow the same accounting policies and methods of computations as the audited consolidated financial statements for the years ended June 30, 2011.

Reclassification

Certain amounts as of March 31, 2011 were reclassified for presentation purpose.

Note 3 – Accounts Receivable

Trade accounts receivable are stated at original invoice amount less allowance for doubtful receivables based on management’s periodic review of aging of outstanding balances and customer credit history. Allowance for doubtful accounts amounted to $141,951 and $510,903 as of March 31, 2012 and June 30, 2011, respectively.

Note 4– Inventory

Inventory as of March 31, 2012 and June 30, 2011 consists of the following:

	March 31, 2012	June 30, 2011

Raw materials	$1,358,040	$707,901
Packaging supplies	1,022,143	765,362
Work in process	2,482,983	2,383,900
Finished goods	1,435,761	1,075,190

Total	$6,298,927	$4,932,353

Note 5– Property and Equipment

Property and equipment as of March 31, 2012 and June 30, 2011 consist of the following:

	March 31, 2012	June 30, 2011

Buildings	$9,066,268	$9,225,347
Machinery and equipment	2,839,568	2,772,831
Office equipment and furniture	65,561	59,092
Vehicles	67,806	66,212
Subtotal	12,039,203	12,123,482
Less: Accumulated depreciation	3,420,935	3,024,111
	8,618,268	9,099,371
Add: Construction in progress	21,553,642	18,366,544

Total	$30,171,910	$27,465,915

TIANYIN PHARMACEUTICAL CO., INC.
Notes to Consolidated Financial Statements
(Unaudited)

Depreciation expense for the three months ended March 31, 2012 and 2011 was $172,531 and $137,151, respectively. Depreciation expense for the nine months ended March 31, 2012 and 2011 was $373,340 and $406,884, respectively.

Note 6– Intangible Assets

Intangible assets as of March 31, 2012 and June 30, 2011 consist of the following:

	March 31, 2012	June 30, 2011

Land use rights	$3,410,278	$1,531,530
Approved drugs	16,642,893	15,493,712
Intangible assets	20,053,171	17,025,242
Less: accumulated amortization	2,207,601	1,686,048

Total	$17,845,570	$15,339,194

TIANYIN PHARMACEUTICAL CO., INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 6– Intangible Assets (continued)

In September, 2011, Chengdu Tianyin acquired a use right of a parcel of land located at Qionglai, Chengdu with an area of approximately 33,700 square meters. The total cost is amortized over 48 years.

Amortization expense for the three months ended March 31, 2012 and 2011 was $160,696 and $154,161, respectively. Amortization expense for the nine months ended March 31, 2012 and 2011 was $478,018 and $487,012, respectively.

Note 7 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2012	June 30, 2011

Accounts payable	$1,928,331	$1,780,492
Accrued expenses	118,986	283,300

Total	$2,047,317	$2,063,792

The carrying value of accounts payable and accrued expenses approximate their fair values due to the short-term nature of these obligations.

Note 8 – Short-Term Bank Loans

Short-term bank loans consist of the following:

	March 31,	June 30,
	2012	2011

On January 4, 2011, the Company obtained a loan from China CITIC Bank, out of which the principal was paid in full by July 30, 2011.The interest was calculated using an annual fixed interest rate of 6.666% and paid monthly. The loan was secured by the Company’s property and equipment.	$-	$1,547,000

On March 2, 2011, the Company obtained a loan from China CITIC Bank, out of which the principal was paid in full by March 2, 2012.The interest was calculated using an annual fixed interest rate of 6.5963% and paid monthly. The loan was secured by the Company’s property and equipment.	$-	$1,237,600

On July 29, 2011, the Company obtained a loan from China CITIC Bank, out of which the principal is to be paid in full by July 29, 2012. The interest was calculated using an annual fixed interest rate of 7.216% and paid monthly. The loan was secured by the Company’s property and equipment.	$1,267,386	$-

On August 19, 2011, the Company obtained a loan from China Huaxia Bank, out of which the principal is to be paid in full by August 19, 2012.The interest is calculated using an annual fixed interest rate of 7.544% and paid monthly. The loan was designated to finance the operating activities of JCM and was secured by Chengdu Tianyin.	$1,584,234	$-

On February 29, 2012, the Company obtained a loan from China CITIC Bank, out of which the principal is to be paid in full by February 28, 2013.The interest is calculated using an annual fixed interest rate of 7.872% and paid monthly. The loan was secured by the Company’s property and equipment, also was guaranteed by a major shareholder.	$1,584,234	$-

Total short-term bank loans	$4,435,854	$2,784,600

TIANYIN PHARMACEUTICAL CO., INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 9 – trade Notes payable

Trade notes payable consist of non-interest bearing promissory notes issued in connection with the acquisition of certain inventory. Balances outstanding under the notes as of March 31, 2012 and June 30, 2011 were $2,376,351 and $-0-, respectively.

Note 10 – Income Taxes

Raygere is incorporated in the British Virgin Islands. Under the corporate tax laws of British Virgin Islands, it is not subject to tax on income or capital gain.

The operating subsidiary Chengdu Tianyin is a wholly foreign-owned enterprise incorporated in the PRC and subject to PRC Foreign Enterprise Income Tax (“FEIT”) Law. Chengdu Tianyin is entitled to the preferential tax treatment for opening up its production facility in western China in Sichuan province. The applicable reduced preferential state EIT rate under this policy was 15% until December 31, 2010. Starting January 1, 2011, the effective tax rate for Chengdu Tianyin became 25% and the effective tax rates for TMT and JCM are both 25% from their operations. For the nine months ended March 31, 2012 and 2011, the income tax provision for the Company was $1,543,995 and $3,171,172, respectively.

In July 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company does not recognize any benefits in the financial statements for the nine months ended March 31, 2012.

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

In November 2011, the Company repurchased 29,700 shares of common stock with $24,338, which was presented as treasury stock on balance sheet.

As of March 31, 2012, there were 29,332,791 common shares outstanding with -0- outstanding preferred shares.

TIANYIN PHARMACEUTICAL CO., INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 12 – Employee Welfare Plan

The Company established an employee welfare plan in accordance with Chinese laws and regulations. Full-time PRC employees of the Company participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. PRC labor regulations require the Company to accrue for these benefits based on a certain percentage of the employees’ salaries. The total contribution for such employee benefits was $431,769 and $492,007 for the nine months ended March 31, 2012 and 2011, respectively.

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

Note 14 – Risk of Concentrations and Credit Risk

During the six months ended March 31, 2012, three major vendors accounted for approximately 36% of the Company’s raw materials, while during the nine months ended March 31, 2011, three major vendors accounted for approximately 36% of the Company’s raw materials. Total purchases from these vendors were $7.5 million and $6.6 million for the three months ended March 31, 2012 and 2011, respectively.

For the nine months ended March 31, 2012 and 2011, no single customer accounted for more than 10% of the Company’s sales.

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

	Three Months Ended March 31,
	2012	2011

Net income attributable to TPI	$893,137	$4,061,909
(numerator for diluted income per share)
Less: Dividend attributable to preferred stockholders	-	34,661

Net income attributable to common stockholders	893,137	4,027,248
(numerator for basic income per share)

Weighted average common shares
(denominator for basic income per share)	29,294,879	28,218,732

Effect of diluted securities:
Convertible preferred stock	-	1,148,656
Warrants	-	455,208

Weighted average common shares
(denominator for diluted income per share)	29,294,879	29,822,596

Basic net income per share	$0.03	$0.14
Diluted net income per share	$0.03	$0.14

TIANYIN PHARMACEUTICAL CO., INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 15 – Earnings Per Share (Continued)

	Nine Months Ended March 31,
	2012	2011
Net income attributable to TPI	$4,155,982	$13,422,242
(numerator for diluted income per share)
Less: Dividend attributable to preferred stockholders	-	143,019

Net income attributable to common stockholders	4,155,982	13,279,223
(numerator for basic income per share)

Weighted average common shares
(denominator for basic income per share)	29,300,266	28,031,064

Effect of diluted securities:
Convertible preferred stock	-	1,290,748
Warrants	-	740,458

Weighted average common shares
(denominator for diluted income per share)	29,300,266	30,062,270

Basic net income per share	$0.14	$0.47
Diluted net income per share	$0.14	$0.45

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

In February 2012, the Company’s Compensation Committee recommended 50,000 shares of common stock as incentive compensation to the Company’s CFO. The Company's Board of Directors approved that and pursuant thereto, the stocks are vested immediately on March 9, 2012.

Accordingly, an aggregate of $39,501 and $1,913,453 share-based payment were recognized during the nine months ended March 31, 2012 and 2011, respectively.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Tianyin Pharmaceutical for the periods ended March 31, 2012 and 2011 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K  for the year ended June 30, 2011.

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

Overview

We are engaged in the development, manufacturing, marketing and sale of patented biopharmaceutical, modernized traditional Chinese medicines (mTCM), branded generics and other pharmaceuticals in China. We currently manufacture and market a portfolio of 58 products, 24 of which are listed in the National Medical Reimbursement program, including the patent protected Ginkgo Mihuan Oral Liquid (GMOL) and a series of drug candidates that target various high incidence healthcare conditions in China. In addition, we have 6 trademarks granted and 16 trademarks pending.

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

Development and Growth Strategy

Research and Development (R&D)

The partnership-based R&D strategy supports TPI to commercialize, produce, and broaden our product pipeline and to market those products through our sales and marketing infrastructure.  Currently, we have a series of pipeline drugs with our partnership research institutes, of which we are entitled to the exclusive ownership and intellectual properties upon the SFDA approval.

R&D for additional indications of flagship product Gingko Mihuan (GMOL)

Our flagship product Gingko Mihuan Oral Liquid (GMOL, SFDA certification number: H20013079; patent number: 20061007800225) contributes approximately 30% to our total revenue. Clinical application and information gathered from our physicians showed that in addition to our approved indication for GMOL: cardiovascular disorders, coronary heart disease and cerebral ischemic attack including strokes, off-label use of GMOL have been indicated in hepatic diseases and ophthalmological diseases. The validity of these observations is currently being investigated.

Jiangchuan Macrolide Project (JCM)

TPI has completed the 240-ton JCM facility for the R&D, manufacturing and sale of API and chemical intermediates of macrolide antibiotics. In January 2012, following a series of the internal quality assessment and the environmental safety and impact assessment, JCM was approved for its GMP certification designated as "CHUAN M0799," which is valid for the period of December 31, 2011 until December 31, 2015. The JCM underwent efficiency improvement and calibration for large scale production for the initial three months of operation. TPI targets 80% production capacity by the remainder of calendar year 2012. TPI expects to utilize about 40% of the Azithromycin raw material manufactured from JCM.

Tianyin Medicine Trading Distribution Business (TMT)

TMT is established to distribute products manufactured by both TPI and other pharmaceutical companies to fuel our expanding sales network as well as to provide synergy to our existing organic product portfolio. TMT has been distributing mainly TPI's own products since its inception in 2009. We have obtained one-year distribution rights from Jiangsu Lianshui Pharmaceutical (“Lianshui”) to distribute approximately 15 Lianshui-branded generic injection products including cough suppressant, antibiotics, anti-inflammatory medicines and other healthcare indications. On average, TMT distribution revenue contributed approximately $3-5 million sales per quarter to our total revenue.

Pre-extraction and formulation plant development at Qionglai Facility (QLF)

In preparation for the new Good Manufacturing Practice (GMP) standards stipulated by the PRC government in early 2011, TPI initiated the process of optimizing the manufacturing facilities and production lines in compliance with the new GMP standards by 2013. Concurrently, the city of Chengdu has re-designated various industrial parks for particular industries such as automobile, biotechnologies, pharmaceuticals and chemical engineering. As a consequence, TPI’s current manufacturing facility at the Longquan district, east of Chengdu, which is designated for use by the automotive industry, is scheduled to be relocated to Qionglai city, south of Chengdu, which is designated for use by the pharmaceutical industry. The Qionglai facility (QLF) is approximately 18 miles from the Company’s recently completed JCM facility. The proposed relocation project also includes our TCM pre-extraction plant, which is located near the center of city of Chengdu, a rapidly expanding residential area.

The QLF is estimated to be 80 mu or 53,000 m2. Both pre-extraction plant and the formulation plant are to be relocated. The combined QLF plant, designed and constructed according to the latest GMP standards, is expected to relieve the current capacity saturation at TPI’s facilities. The re-location and construction cost is estimated at $25 million for Phase I which, when completed in the end of calendar year 2012, will expand the current capacity by 30%. For Phase II of the QLF project, an additional $10 million in capital investment may be made to double the current capacity by calendar year 2013 if the Company determines the demand is required..

In early February 2012 after an initial planning stage, our QLF relocation project officially began. The pre-extraction plant will be relocated during Phase I of the QLF project.

Fiscal Year 2012 Financial Guidance

As a result of the current pricing restriction under the healthcare reform policies of the PRC government along with the rippling effect of the highly competitive market environment for our generic product portfolio, we revised our fiscal 2012 revenue guidance from $100 million to $66 million and our net income guidance from $10 million to $6.5 million. Our revised estimated projection is based on several factors including but not limited to the following:

1) A delay in our JCM revenue ramp up estimated to occur in our second half of 2012;
2) Reduced generic sales as a result of pricing restrictions and healthcare reform policies recently undertaken by the government that was only partially offset by our steady revenue stream of our flagship product portfolio;
3) Flat but steady TMT distribution revenue growth.

Our current facilities are operating at approximately 90% of the total capacity based upon a 24 hours per day schedule. The new QLF relocation will ultimately expand the current capacity by an additional 30% in Phase I and when required, up to 100% in Phase II.

Management will continue to evaluate the Company's business outlook and communicate any changes on a quarterly basis or as when appropriate.

Discussion on Operating Results

The following table shows the results of our business. All references to the results of operations and financial conditions are on a consolidated basis that includes Chengdu Tianyin, TMT and JCM.

Comparison of results for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(In millions)
Sales	$14.4	$24.9
Cost of sales	$9.5	$14.0
Gross profit	$4.8	$10.8
Total operating expenses	$3.5	$5.8
Provision for income taxes	$0.4	$1.3
Net income	$0.9	$4.1	*
Less: Net (loss) attributable to noncontrolling interest	$(0.0)	$(0.0)
Foreign currency translation adjustment	$0.8	$0.5
Comprehensive income	$1.7	$4.5	*

* Net income and comprehensive net income includes a $0.35 million non-cash gain due to the change in the fair value of our warrants liability.

Sales for the quarter ended March 31, 2012 was $14.4 million, a decrease of 40.6% as compared to $24.9 million for the quarter ended March 31, 2011. The sales decrease was predominately due to 1) generic pricing pressure and highly competitive environment, 2) restrictive government policies to prioritize the Essential Drug List (EDL) drug sales that simultaneously reduce and negatively effect the sales and margins of our higher margined generic pharmaceuticals, 3) seasonality from the Chinese New Year, which negatively effected sales in the period, and 4) in the prior period, sales increase as a result of inventory accumulation by our sales channels prior to the enforcement of healthcare reform polices last year.

Our top five product sales are: Gingko mihuan oral liquid (GMOL): $2.6 million; Apu shuangxin benorylate granules (APU): $0.90 million; Azithromycin tablets (AZI): $0.52 million; Xuelian chongcao oral liquid (XLCC): $0.65 million; and Qingre jiedu oral liquid (QR): $0.40 million. These products totaled $5.1 million in sales, representing 35% of the quarterly revenue.

For the remainder of fiscal 2012, we expect our generic portfolio and our TMT distributions to continue witness flat to slightly rising growth as a result of the current pricing restrictions from the healthcare reform policies presently in place.

After initial readjustment of production efficiency of our JCM facility during the third quarter of fiscal 2012, for the remainder of fiscal 2012, we project JCM to reach approximately 50% production capacity or 10 tons per month. We further expect JCM’s capacity to increase to 80% by the end of fiscal 2012 or close to 200 tons annual capacity.

Cost of Sales for the quarter ended March 31, 2012 was $9.5 million or 66.5% of sales, as compared to $14.0 million or 56.4% of sales for the quarter ended March 31, 2011. Our cost of sales primarily consists of the costs of direct raw materials, labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The percentage increase in our cost of sales from the previous period was predominately due to: 1) increased competitive generic pricing pressures, 2) an increase as a total percentage of our sales occurring in our distribution business through TMT, which amounted to $3.2 million at 10% gross margin, and 3) an overall increase in our costs for raw materials.

Gross Margin for the quarter ended March 31, 2012 was 33.5% as compared to 43.6% for the quarter ended March 31, 2011. The factors negatively affected our gross margins were mainly due to an increase in our raw material costs (85% of the cost of goods sold) and an increase in our production cost (15% of the cost of goods sold). During this quarter, our organic product portfolio delivered 41.1% gross margins, or 10.3% lower than 51.4% gross margins for the respective prior period.  As a result of the TMT lower margin distribution revenue and gross margin reduction under the current pricing environment, we expect that our overall gross margin in the near term, on a quarter to quarter comparison basis, may trend lower, but on a sequential basis may stabilize depending upon the revenue mix percentages of our TMT revenue and our additional JCM revenue as compared to the proprietary portfolio’s revenue performance.

Operating Expenses were $3.5 million for the quarter ended March 31, 2012, as compared to $5.8 million for the quarter ended March 31, 2011. The decrease in operating expenses is mainly associated with the lower sales and marketing costs as a result of lower sales.

Net Income was $0.9 million for the quarter ended March 31, 2012, as compared to net income of $4.1 million which includes $0.35 million non-cash gain due to the change in fair value of warrants liability for the quarter ended March 31, 2011, a decrease of $3.1 million. Net profit margins for the three months ended March 31, 2012 decreased to 7.0% from 14.9% for the three months ended March 31, 2011. This is a direct result of the sales decrease we have witnessed along with the gross margin compression which concurrently occurred in the quarter.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $0.81 million as of March 31, 2012. The balance sheet amounts with the exception of equity as of March 31, 2012 were translated at 6.31313 RMB to 1.00 US dollar as compared to 6.55738 RMB to 1.00 US dollar as of March 31, 2011. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the quarters ended March 31, 2012 and 2011 were the average exchange rates during the years.

Comprehensive Income that includes the currency adjustment to net income was $1.7 million for the quarter ended March 31, 2012, as compared to the comprehensive income of $4.5 million which includes $0.35 million non-cash gain due to the change in fair value of warrants liability for the quarter ended March 31, 2011. The net comprehensive income decrease is $2.8 million.

Liquidity and Capital Resources

Discussion of Cash Flow ($ in millions)

	For the nine months ended March 31,
	2012	2011

Cash provided by operating activities	$4.6	$12.2
Cash used in investing activities	(4.8)	(10.0))
Cash provided by (used in) financing activities	(2.7)	1.1

Operating activities

As of March 31, 2012, we had working capital totaling $39.7 million, including cash and cash equivalents of $29.9 million. Net cash generated from operating activities was $4.6 million for the nine months ended March 31, 2012 as compared with $12.2 million for the nine months ended March 31, 2011. The decrease is mainly caused by the decline in the net income. During this period, our accounts receivable and inventory have also risen by $0.4 million and $0.5 million respectively which reduced the operating cash flow. We believe that TPI is adequately funded to meet all of our working capital and capital expenditure needs for fiscal year 2012.

Investing activities

Net cash used in investing activities for the nine months ended March 31, 2012 totaled $(4.8) million compared with $(10.0) million for the nine months ended March 31, 2011. The cash used in investing activities was related to our QLF relocation, JCM construction, the land use right acquisition and pipeline development.

Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2012 and 2011 totaled $(2.7) million and $1.1 million, respectively. The decrease of cash flow from financing activities was mainly due to net proceeds from short-term bank loan of $1.6 million in combination with the restricted cash of $4.3 million during this period.

Borrowings and Credit Facilities

The short-term bank borrowings outstanding as of March 31, 2012 and 2011 were $4.4 million and $2.8 million, respectively. We paid an average interest rate of 7.5804% and 5.629% per annum, respectively. These loans were made from CITIC bank and Huaxia bank, secured by Chengdu Tianyin's property and equipment of. The loans do not contain any additional financial covenants or restrictions. The borrowings have one year terms and contain no specific renewal terms.

Stock Repurchase Program

On October 27, 2008, the Board of Directors authorized the Company to repurchase up to $3.0 million of its common stock from time to time in the open-market or through privately negotiated transactions. The Company's original announcement stated that the buyback would be conducted through January 2009, but we did not repurchase the full amount and in late 2011, resumed the stock repurchase program. As of March 31, 2012, a total of 113,485 shares had been bought back at prevailing market prices. Shares purchased were retired to treasury. Due to various regulatory restrictions in China and costs incurred during the conversion from Chinese RMB into US Dollars, the repurchase of stocks was limited by both the availability of US Dollars as well as the various requirements for our ongoing capital expenditure projects.

Changes in Equity

Common Stock Activity during the Three Months Ended March 31, 2012

Common Stock
Outstanding, December 31, 2011	29,396,276
Repurchased shares	(113,485)
Restricted share award	50,000
Warrants, option exercises	-
Outstanding, March 31, 2012	29,332,791

During the three months ended March 31, 2012, there have been no activities related to warrants exercise or option exercises.

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

Others

While Inflation is not often expected to impact significantly on our operations, we could realize inflationary pressures that could increase our costs which we may not be able to pass onto our customers as a result of costs controls that could be affected by governmental healthcare pricing initiatives and policies.

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

(b)	Changes in internal control over financial reporting

In connection with our review of our internal controls and procedures over financial reporting as of our last fiscal quarter, ended March 31, 2012, and based on certain comments that we received from the staff of the SEC regarding the accounting treatment and the non-cash/non-operational financial charges of our Series A and B Warrants, which resulted in our having to amend and restate our financial statements from July 1, 2009 until December 31, 2010, management concluded that the Company’s internal control over financial reporting was improving but not yet sufficiently effective as of March 31, 2012 due to the existence of the material weaknesses mentioned below. A material   weakness is a control  deficiency,  or  combination  of control deficiencies,  that  results  in more than a remote  likelihood  that a material misstatement  of the  financial  statements  will not be  prevented or detected. Management identified the following material weaknesses during its assessment of our internal control over financial reporting as of March 31, 2012: 1) Insufficient knowledge regarding U.S. GAAP reporting by our existing accounting staff; 2) Insufficient accounting staff which results in a lack of segregation of duties necessary for an efficient internal control system; and 3) Insufficient documentation with our existing financial processes, risk assessment and internal controls.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)             Not applicable.

(b)             Not applicable.

            (c)             Not applicable.

ITEM 3.	Defaults upon Senior Securities

(a)             Not Applicable.

(b)             Not Applicable.

ITEM 5.	OTHER INFORMATION

(a)             Not applicable.

(b)             Not applicable.

ITEM 6.	EXHIBITS

 (a) The following exhibits are filed as part of this report.

Exhibit No.	Document

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed on September 29, 2008).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed on September 29, 2008).

31.1	Certification of Chief Executive Officer required by Rule 13a-14/15d-14(a) under the Exchange Act (Filed herewith)

31.2	Certification of Chief Accounting Officer required by Rule 13a-14/15d-14(a) under the Exchange Act (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of Acting Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 15, 2012

TIANYIN PHARMACEUTICAL CO., INC.

By:	/s/ Dr. Guoqing Jiang
Name:	Dr. Guoqing Jiang
Title :	Chairman, Chief Executive Officer, Chief Accounting Officer

By:	/s/ Dr. James Jiayuan Tong
Name:	Dr. James Jiayuan Tong
Title :	Chief Financial Officer,
Director