Form 10-K
period 2012-06-30
TIANYIN PHARMACEUTICAL CO., INC.
filed 2012-09-28
CIK 1362718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER:

TIANYIN PHARMACEUTICAL CO., INC.
 (Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification or Organization No.)

23rd Floor, UnionsunYangkuo Plaza No.2, Block 3, Renmin Road South, Chengdu,
610041 P. R. China
0086-028-86154737
(Address and telephone number of principal executive offices and principal place of business)

Securities registered under Section 12 (b) of the Exchange Act: NONE

Securities registered under Section 12 (g) of the Exchange Act:
COMMON STOCK WITH $.001 PAR VALUE
(Title of Class)

Indicate by check mark if the Registrant is a well known seasoned issuer as defined in Rule 405 of the securities Act.  Yes ☐ No ☒

Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of December 31, 2010 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $51.8 million.

As of September 27, 2012, the Registrant has 29,332,791 shares of common stock outstanding and -0- shares of Series A Preferred Stock outstanding.

TIANYIN PHARMACEUTICAL CO., INC
FORM 10-K INDEX

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

Tianyin Pharmaceutical Co., Inc (“TPI” or the “Company”, together with its subsidiaries, herein referred to as “we” “us” and “our”) is a pharmaceutical company. Through our indirect wholly-owned subsidiary Chengdu Tianyin Pharmaceutical Co., Ltd. (“Chengdu Tianyin”), a corporation organized and existing under the laws of the People’s Republic of China (“PRC”), TPI is engaged primarily in the development, manufacturing, marketing and sales of patented biopharmaceutical medicines, branded generics, modernized traditional Chinese medicines and other pharmaceuticals in China. We currently manufacture a comprehensive portfolio of 58 products, 24 of which are listed in the highly selective National Medical Reimbursement List (“NMRL”) and 7 are listed in the national Essential Drug List (“EDL”) of China.

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

CHENGDU TIANYIN

Chengdu Tianyin, located in Chengdu, Sichuan Province of China, was established in 1994 and acquired by the current management of the Company in 2003. Chengdu Tianyin delivered total revenue of $69.6 million with net income of $6.4 million for the fiscal year ended June 30, 2012, a decrease of 26.9% from revenue of $95.2 million and 59.0% from net income of $15.6 million respectively for the fiscal year ended June 30, 2011.

ACQUISITION OF OUR OPERATING BUSINESS

On January 16, 2008, we entered into and consummated the transactions (the “Share Exchange”) contemplated under a Securities Exchange Agreement (the “Share Exchange Agreement”) by and among us, Raygere Limited (“Raygere”), a company organized under the laws of the British Virgin Islands (“BVI”) and Time Poly Management Limited (“Time Poly”), Happyvale Limited (“Happyvale”) and Fartop Management Limited (“Fartop”), each a BVI company, and Cmark Holding Co., Ltd. (“Cmark”), an exempted company organized under the laws of the Cayman Islands.  At the time of the Share Exchange, Time Poly, Happyvale, Fartop and Cmark owned collectively 100% of the capital stock of Raygere.  Under the terms of the Share Exchange Agreement, the Raygere stockholders transferred to the Company all the shares of Raygere and Raygere became a wholly-owned subsidiary of the Company.  As part of the Share Exchange, the shareholders of Raygere were issued 12,790,800 shares of the Company’s common stock, which represented 87.7% of the 14,587,200 issued and outstanding shares of the Company’s common stock immediately following the Share Exchange.

Raygere was incorporated in the BVI on January 26, 2007 and formed a Hong Kong subsidiary, Grandway Group Holdings Ltd. (“Grandway”) in May 2007. On October 30, 2007, Grandway acquired 100% of the equity interests of Chengdu Tianyin Pharmaceutical Co., Ltd., our indirect wholly owned subsidiary located in Chengdu, Sichuan Province of PRC that operates our current business, pursuant to a sales and purchase agreement with three of the existing shareholders (“Original Shareholders”) of Chengdu Tianyin, pursuant to which Grandway purchased 100% of the equity interest in Chengdu Tianyin. This transfer was approved by the Bureau of Foreign Trade and Economic Cooperation of Chengdu Economic Technology Development Administration Committee on October 30, 2007, and the registration with the Chengdu Administration of Industry and Commerce was completed on November 5, 2007. As a result of this transfer, Grandway acquired 100% of the equity of Chengdu Tianyin.

As a result of the Company’s acquisition of Raygere, Chengdu Tianyin became our indirect wholly-owned subsidiary. Substantially all of our operations are conducted in China through Chengdu Tianyin. The transaction was regarded as a reverse merger whereby Raygere was considered to be the accounting acquirer of the Company after the exchange.  Although the Company is the legal parent company, Raygere is the continuing entity for financial reporting purposes. In addition, the Company ceased being a shell corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act.

In accordance with the terms of the Share Exchange Agreement, Charles Driscoll resigned as the Company’s Chief Executive Officer, Chief Financial Officer and President, and also tendered his resignation as our sole director, which became effective on February 15, 2008. Dr. Guoqing Jiang was appointed to serve as the Chairman of our board and our Chief Executive Officer, effective as of the close of the Share Exchange, and nominated Mr. Stewart Lor to serve as one of our directors with such appointment to be effective on February 15, 2008.  As of February 29, 2008, our board was expanded by three persons to include Professor Zunjian Zhang, Professor Jianping Hou and Mr. Jim McCubbin.

On April 1, 2010, Mr. Lor resigned from his position as one of our directors, and on the same day we appointed Dr. James Jiayuan Tong as our director. On June 4, 2012, Mr. McCubbin resigned from our board as an independent director, and concurrently we appointed Mr. Bo Tan as an independent director. As of the date of this filing, our directors are Dr. Guoqing Jiang, Dr. James J. Tong, Mr. Bo Tan, Prof. Zunjian Zhang and Prof. Jianping Hou.

POST-ACQUISTIION

On January 14, 2008, a majority of our shareholders approved, via written consent, the following actions, as set forth in our Information Statement on Schedule 14C, which was filed on February 11, 2008:

1.	To change our corporate name to TIANYIN PHARMACEUTICAL CO., INC; and
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

By March 2011, all preferred shares have been converted to common stocks of TPI. As of June 30, 2012, there is -0- preferred shares outstanding.

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

CURRENT CORPORATE STRUCTURE

In June 2009, to optimize our business model through stronger distribution channels, Chengdu Tianyin invested $0.7 million to establish a wholly-owned trading subsidiary, Chengdu Tianyin Medicine Trading Co., Ltd (“TMT”) for sales and distribution of medicine produced by Chengdu Tianyin and other pharmaceutical companies.

On August 21, 2009, Chengdu Tianyin, Sichuan Mingxin Pharmaceutical and an individual investor established Sichuan Jiangchuan Pharmaceutical Co., Ltd (“JCM”), whose major business is to produce macrolide antibiotic active pharmaceutical ingredients (API). Total registered capital of JCM is approximately $3.2 million (equivalent of RMB 20 million), of which Chengdu Tianyin accounts for 87%. JCM is considered as the foundation for a broader strategy to establish a significant presence in the macrolide antibiotics industry in China.

Below is the chart showing the Company’s corporate structure:

PRODUCT PORTFOLIO

As of June 30, 2012, we had a comprehensive portfolio of 58 SFDA-approved products comprised of patented biopharmaceutical product, branded generics, modernized Chinese medicines and other pharmaceuticals, 41% of our products are reimbursed by the government medical reimbursement program. Our flagship patented product Ginkgo Mihuan Oral Liquid (GMOL, patent number: 20061007800225, which expires on April 30, 2026) contributed approximately 25% of the fiscal 2012 revenue. Our products are listed as follows,

NO.	PRODUCT	CATEGORY	SFDA NO.	INDICATIONS
1	Ginkgo Mihuan Oral Liquid	Internal Medicine	H20013079	Coronary heart diseases, myocardiac infarction stroke
2	Apu Shuangxin, Benorylate Granules	Internal Medicine	H10970068	Rheumatoid arthritis
3	Xuelian Chongcao Oral Liquid	Internal Medicine	B20020680	Boost of body energy, immunity enhancer
4	Fukangbao Oral Liquid	Gynecology	Z10983056	Anemia, irregular menstrual cycle
5	Xiaoyan Lidan Tablets	Hepatology	Z20093681	Acute cholangitis and cholecystitis
6	Qiju Dihuang Mixture	Internal Medicine	Z20023391	Improve liver function
7	Yupingfeng Oral Liquid	Internal Medicine	Z20023352	Immune system enhancement
8	Sanqi Tablets	Internal Medicine	Z20093512	Anti-inflammatory, stop bleeding
9	Qianggan Syrup	Hepatology	Z20054224	Hepatitis, cirrhosis, fatty liver disease
10	Kangjun Xiaoyan capsule	Gynecology	Z20090855	Menstrual cramps, vaginal bleeding
11	Yinqiao Jiedu Tablets	Internal Medicine	Z20093555	Anti-inflammation, fever, cold symptoms
12	Duyiwei Dispersible Tablets	Internal Medicine	Z20090239	Pain management, stop bleeding, fracture
13	Baotailing Tablets	Gynecology	Z20093087	Recurrent spontaneous miscarriage
14	Yiqing Capsules	Internal Medicine	Z20093084	Pharyngitis and tonsillitis
15	Xiaoer Qingre Zhike Oral Liquid	Internal Medicine	Z20093060	Anti-cough, anti-asthma in children
16	Tongqiao Biyan Tablets	Otolaryngology	Z20093063	Chronic and allergic rhinitis, sinusitis
17	Hugan tablet	Hepatology	Z20063054	Chronic hepatitis, early liver cirrhosis
18	Compound Dantong Capsules	Internal Medicine	Z20093012	Acute and chronic cholecystitis, cholangitis and concurrent infection of Biliary Calculi
19	Fuke Zhidai Tablets	Gynecology	Z20083375	Chronic cervicitis, blennometritis
20	Yanyan Tablets	Otolaryngology	Z20064406	Relieve symptoms of chronic pharyngitis
21	Danqi Tablets	Gynecology	Z20064032	Relieve menstrual cramps and other symptoms
22	Yanlixiao Capsules	Internal Medicine	Z20064158	Anti-inflammatory, bacterial infectious diseases
23	Kudancao Tablets	Otolaryngology	Z20064050	Relieve inflammatory symptoms of laryngopharyngitis
24	Weikangling Capsules	Gastroenterology	Z20064060	Gastric and duodenal ulcer, acute and chronic gastritis
25	Baoxinning Capsules	Internal Medicine	Z20063957	Angina, coronary heart diseases, arrhythmia
26	Jiangtangning Capsules	Internal Medicine	Z20063813	Relieve symptoms of diabetes
27	Yankening Tablets	Internal Medicine	Z20063847	Acute tonsillitis, bacterial pneumonia, urinary tract infections

28	Gano derma Lucidum Capsules	Neurology	Z20063833	Insomnia, neurasthenia,amnesia
29	Qianbo Biyan Tablets	Otolaryngology	Z20063837	Inflammation, chronic and acute rhinitis
30	Yishengling Granules	Internal Medicine	Z20063841	Improvement of kidney function and sperm counts, impotence
31	Xiaoyanlidan Tablets I	Hepatology	Z20063864	Relieve symptoms of acute cholangtis and cholecystitis.
32	Kang Guzengsheng Tablets	Orthopedics	Z20063875	Bone hyperplasia, neck pain, ankylosing spondylitis
33	Tianqi Tongjing Capsules	Gynecology	Z20063645	Relieve symptoms of menstrual cramps
34	Yinhuang Capsules	Otolaryngology	Z20063462	Upper respiratory tract infection, tonsillitis, pharyngitis
35	Chuanxinlian Capsules	Internal Medicine	Z20063437	Anti-inflammation, fever, cough, diarrhea, mouth ulcers
36	Qianlie Shule Capsules	Urology	Z20060030	Relieve symptoms of chronic prostatitis
37	Huangbo Capsules	Internal Medicine	Z20063156	Anti-inflammatory, diarrhea, jaundice, nocturnal emission
38	Qiangli Pipa Oral Liquid	Otolaryngology	Z20063046	Suppress cough, mucus clearance, bronchitis
39	Dabaidu Capsules	Urology	Z20055092	Inflammatory symptoms of sexually transmitted diseases, e.g. syphilis
40	Huganning Tablets	Hepatology	Z20054697	Chronic and acute hepatitis
41	Tongbianling Capsule	Internal Medicine	Z20083424	Bedridden constipation and elderly chronic constipation
42	Laonian Kechuan Tablets	Internal Medicine	Z20083360	Improve immune function, chronic bronchitis in elders
43	Shushenling Capsules	Neurology	Z20063557	Neurasthenia, menopause syndrome
44	Qijudihuang Oral Liquid	Internal Medicine	Z20003098	Liver function improvement
45	Qingre Jiedu Oral Liquid	Internal Medicine	Z51020066	Fever, cold, upper respiratory infection
46	Yupingfeng Oral Liquid	Internal Medicine	Z20003099	Immune system enhancement
47	Yinqiao Shangfeng Capsules	Internal Medicine	Z20003100	Relieve inflammatory symptoms of laryngopharyngitis and fever
48	Radix Sophorae Flavescentis Vaginal Effervescent Tablets	Gynecology	Z20050176	Cervical erosion
49	Levofloxacin Hydrochloride Tablets	Internal Medicine	H20066521	Anti bacterial infection
50	Azithromycin Dispersible Tablets	Internal Medicine	H20074143	Upper and lower respiratory tract infections and other bacterial infections in skins and reproductive system
51	Azithromycin Dispersible Tablets	Internal Medicine	H20074145	Upper and lower respiratory tract infections and other bacterial infections in skins and reproductive system
52	Simvastatin Tablets	Internal Medicine	H20083478	Hypercholesterolemia, Coronary Heart Disease.
53	Mycophenolate Mofetil Capsules	Internal Medicine	H20080819	Suppress graft rejection after transplantations

54	Fleroxacin Tablets	Internal Medicine	H20094057	Acute and chronic bronchitis, pneumonia, urogenital, respiratory, gastrointestinal infections
55	Ofloxacin Tablets	Urology	H20094038	Infections in urogenital, respiratory, gastrointestinal systems
56	Clindamycin Hydrochloride Capsules	Internal Medicine	H20103200	Various bacterial infections
57	Clindamycin Hydrochloride Capsules	Internal Medicine	H20103274	Various bacterial infections
58	Gliclazide Tablets	Internal Medicine	H20113233	Diabetic Mellitus
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

SALES AND MARKETING

We sell our products via regional distributors as well as directly to the hospitals, clinics, and pharmacies in China.  We are expanding our sales force and our coverage with the regional distributors across China. We are dedicated to developing brand recognition through pharmaceutical trade fairs, scientific conferences and seminars, advertisements.

RAW MATERIALS

Our geographical location at Sichuan province facilitates an efficient access to high-grade raw ingredients for both chemical medicine raw material as well as Chinese medicines. The materials used in our products are widely available from a number of different suppliers. For greater purchasing power we utilize a limited number of suppliers for most of the pharmaceutical raw material. For the fiscal year ended June 30, 2012, three major vendors accounted for approximately 26% of our raw material purchase, while in the fiscal year ended June 30, 2011, they accounted for approximately 36% of our raw materials purchase. Total purchases from these vendors were $12.0 million and $12.9 million for the years ended June 30, 2012 and 2011, respectively.

For the fiscal years ended June 30, 2012 and 2011, one major vendor accounted for approximately 36% and 31% of the Company’s total inventory purchases, respectively. Total purchases from this vendor were $14.7 million and $15.3 million for the years ended June 30, 2012 and 2011, respectively.

None of the above-mentioned major vendors are related parties to the Company.

CUSTOMERS

Five major customers accounted for 15% and 9% of the net revenue for the fiscal years ended June 30, 2012 and 2011. Total sales to these customers were $10.4 million and $8.5 million for the years ended June 30, 2012 and 2011, respectively. The loss of any one major customer could have a material adverse effect on our business and operations. None of the major customers are related parties to the Company.

INTELLECTUAL PROPERTY

We rely primarily on a combination of patent, trademark trade secrets and administrative protections, as well as employee and third-party confidentiality agreements to safeguard our intellectual property. Currently, we have a design patent granted and a formulation patent pending for our flagship product: Ginkgo Mihuan Oral Liquid (“GMOL”). The patent No. is 20061007800225 with a protection period of 20 years starting from April 30, 2006 and expiring on April 30, 2026.  Although our other products are not subject to patent protection, they are Good Manufacturing Practice (“GMP”)-certified and approved by the State Food and Drug Administration (“SFDA”), which is valid for a term of 5 years and renewable at the expiration thereof. The new SFDA product filing and registration policy provides, so long as no other company within our immediate pharmaceutical industry produces a product superior to ours in terms of current advances and major product breakthroughs, protection to formulas and production techniques of approved products, and prohibits producing and selling similar products without the SFDA’s approval. The type of major breakthroughs that the SFDA considers in determining whether another product, similar to one already approved can be produced would be significant improvements to existing products in the following areas: synthesis, extraction methods, physical and chemical nature and purity, dosage, prescription screening, preparation technology, testing methods, quality indicators, stability, pharmacology, toxicology, processing methods, active ingredients, route of administration, etc. As a result of this policy, the government encourages innovation in TCM research and development (“R&D”).  Other pharmaceutical companies cannot produce products similar to ours without the SFDA’s approval, unless they have achieved such major breakthroughs and received approval from the SFDA. As of June 30, 2012, we had 58 products protected by the SFDA, including patent-protected GMOL.

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

Our competitive strengths include: 1) a comprehensive portfolio of 58 products; 2) approximately 41% or 24 products listed in the National Medical Program that ensures government reimbursement and accessibility for users; 3) sole supplier of several proprietary products with substantial upside market potential; 4) a cooperative partnership R&D model that is cost effective with relatively shorter development cycles; 5) a well-established national distribution sales network tailored to different market segments; and 6) a management team consisting of industry veterans with a proven track record.

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

We have received GMP certificates for all of our production facilities in respect of every form of product.  All of our GMP certificates are valid for five years. The earliest renewal time for our facilities is in three years. In March 2011, the new GMP standards came into effect, which provide further details in regulation and standardization of pharmaceutical production.  Our facilities are required to comply with these newly revised GMP standards upon the expiration of the current GMP period.

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

EMPLOYEES

Currently, we have approximately 1,200 employees, consisting of 400 in manufacturing and operation, 700 in sales and marketing and 100 in general, administrative and R&D. None of our personnel are represented under collective bargaining agreements. We consider our relations with our employees to be good.

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

The Ministry of Labor and Social Security (the “MLSS”), together with other government authorities, determines which medicines are to be included in or removed from the national medicine catalog for the National Medical Insurance Program, and under which tier a medicine should fall, both of which affect the amounts reimbursable to program participants for their purchases of those medicines.  These determinations are based on a number of factors, including price and efficacy.  Provincial governments are required to include all Tier 1 medicines listed in the national medicine catalog in their provincial medicine catalogs, but can use their discretion to add other medicines to, or exclude the Tier 2 medicines listed in the national medicine catalog from, their provincial medicine catalogs, as long as the combined total numbers of medicines added and excluded do not exceed 15% of the number of the Tier 2 medicines.  In addition, provincial governments may use their discretion to upgrade a nationally classified Tier 2 medicine to Tier 1 in their provincial medicine catalogs, but may not downgrade a nationally classified Tier 1 medicine to Tier 2. Depending on which tier a medicine is classified in the provincial medicine catalog, a National Medical Insurance Program participant residing in that province can be reimbursed for the full cost of a Tier 1 medicine and for 80-90% of the cost of a Tier 2 medicine.  24 of our products are currently included in the National Reimbursement List. If the relevant government authorities decide to remove our products from the national or provincial medicine catalogs, or downgrade our products currently in Tier 1 to Tier 2, such removal or downgrading would reduce the affordability of our products and change the public perception regarding our products as being efficacious, safe and reliable, which in turn would adversely affect the sales of these products and reduce our net revenues.  Furthermore, if we are unable to obtain approval from the relevant government authorities to include our new products in the national or provincial medicine catalogs, sales of our new products may be materially and adversely affected.

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

According to the market demand, management may add facilities, use high-efficiency equipment, increase employees’ working hours or extend hours of operation. We believe that we can adjust the existing capacity and future production capacity in a very short period of time to meet the market needs. We intend to expand our manufacturing operations by adding production lines, but there is no assurance that we will have the financial resources required for this planned expansion or that any such expansion will be successful or completed in a timely fashion or within budget. Additionally, although we could quickly adjust our capacity, we may encounter difficulties and significant unexpected costs and delays in scaling up our manufacturing operations. The failure to scale-up manufacturing operations in a timely and cost-effective way may adversely affect our income. Our formulated pharmaceutical facility is running at 90% saturation. If our manufacturing capacity could not meet the market demand for our products, our business operation, financial condition, and growth prospects would be adversely affected.

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

The new M&A Rule also established additional procedures and requirements that are expected to make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that the MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise that owns well-known trademarks for China’s traditional brands.  Besides, the Notice of the General Office of the State Council regarding the Establishment of the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors issued by the General Office of the State Council on February 3, 2011 and took effect on March 5, 2011 and the Regulations on the Establishment of the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors which was issued by the Ministry of the Commerce on August 25, 2011 and took effect on September 1, 2011 provide that takeovers by foreign investors of local companies engaged in industries related to military or crucial to national security shall be subject to prior security review by the government.  We may grow our business in part by acquiring other traditional Chinese medicine businesses. Complying with the requirements of the new M&A Rule and other regulations in completing this type of transaction could be time-consuming, and any required approval processes, including Ministry of Commerce approval, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

We may not be guaranteed a continuance to receive the preferential tax treatment we currently enjoy, and dividends paid to us from our operations in China may become subject to income tax.

The PRC Enterprise Income Law, or EIT Law and its implementing rules, both of which became effective on January 1, 2008, have adopted a uniform statutory enterprise income tax rate of 25% to all enterprises in China. The EIT Law and its implementation rules also permit qualified ‘‘high and new technology enterprises’’ (“HNTEs”), to enjoy a preferential enterprise income tax rate of 15% upon filing with competent tax authorities. The qualification as a HNTE generally has a valid term of three years and the renewal of such qualification is subject to review by the relevant authorities in China. Pursuant to the Notice of Tax Preferences Policies for the Development of Western Regions (Caishui [2001] No.202), promulgated on December 30, 2001, or the Tax Notice 202, both domestic companies and FIEs, which are established in the western regions (including Sichuan Province) and were engaged in the encouraged industries (including the TCM manufacture business), shall be entitled to a 15% national enterprise income tax rate for a period commencing from January 2001 to December 2010.  Chengdu Tianyin has been entitled to the preferential tax treatment until December 31, 2010. After the preferential tax treatment period was ended, Chengdu Tianyin is currently subject to 25% income taxes. Chengdu Tianyin has submitted application for the renewal of its HNTE status in Chengdu, Sichuan Province of China. The successful renewal of the High Tech status would reduce the current enterprise income tax to 15% for another three years from the beginning of 2013 calendar year. However, there is no assurance that Chengdu Tianyin would successfully obtain the approval for the renewal.

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

Our executive officers, directors, and principal stockholders own, in the aggregate, approximately 28.83% of our outstanding Common Stock. As a result of their stockholdings, these stockholders are able to assert substantial control over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

The market price of our Common Stock may be volatile and there may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

During the past two years our Common Stock has had a trading price range between $0.25 per share to $3.69 per share. The market price of our Common Stock has been and will likely continue to be highly volatile, as is the stock market in general. Factors that may materially affect the market price of our Common Stock are beyond our control, these factors may materially adversely affect the market price of our Common Stock, regardless of our performance.  In addition, the public stock markets have experienced extreme price and trading volume volatility. These broad market fluctuations may influence the market price of our Common Stock. There is currently only a limited public market for our Common Stock, which is listed on the NYSE Amex, and there can be no assurance that a trading market will develop further or be maintained in the future. As of September 27, 2012, the closing bid price of our Common Stock was $0.56 per share and we had approximately 270 shareholders of record of our Common Stock, not including shares held in street name.

The outstanding warrants may adversely affect us in the future and cause dilution to existing shareholders.

There are currently 8,463,165 warrants outstanding as of the date of this filing. The terms of these warrants expire as early as January 2013 and as late as January 2015. The exercise price of these warrants range from $1.60 to $4.50 per warrant. Exercise of the warrants may cause dilution in the interests of other shareholders as a result of the additional Common Stock that would be issued upon exercise. In addition, sales of our Common Stock issuable upon exercise of the warrants could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our Common Stock. Further, the terms on which we may obtain additional financing during the period any of the warrants remain outstanding may be adversely affected by the existence of these warrants as well.

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

All land in China is owned by the State.  Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes.  In the case of land used for industrial purposes, the land use rights are granted for a period of 50 years.  This period may be renewed at the expiration of the initial and any subsequent terms.  Granted land use rights are transferable and may be used as security for borrowings and other obligations. Chengdu Tianyin currently owns land use rights to approximately 29,651 square meters of land and approximately 10,780 square meters of buildings consisting of manufacturing facilities, employee quarters and office buildings in Chengdu, China.  Chengdu Tianyin holds five State-owned Land Use Rights Certificates and eight Building Ownership Certificates for the land use rights and buildings owned by it, which include the State-owned Land Use Rights Certificate (No.: Qingyangguoyong [2007] No. 12133), State-owned Land Use Rights Certificate (No.: Qingyangguoyong [2007] No. 12132), State-owned Land Use Rights Certificate (No.: Longguoyong [2002] No. 17188), State-owned Land Use Rights Certificate (No.: Longguoyong [2007] No. 76483), State-owned Land Use Rights Certificate (No.: Qingguoyong [2007] No. 12575); Building Ownership Certificate (No.: ChengfangquanjianzhengJianzhengZi No.1570035), Building Ownership Certificate (No.: ChengfangquanjianzhengJianzhengZi No.1599930), Building Ownership Certificate (No.: ChengfangquanzhengJianzhengZi No.1570039), Building Ownership Certificate (No.: LongfangquanzhengJianzhengZi No.0119728), Building Ownership Certificate (No.: LongfangquanzhengJianzhengZi No.0119727), Building Ownership Certificate (No.: LongfangquanzhengJianzhengZi No.0119729) and, Building Ownership Certificate (No.: Longfangguan No. 0070870) and the Building Ownership Certificate (No.: Longfangguan No. 0070869).

In April 2009, we entered into a land supply agreement with the Sichuan Xinjin County Government to acquire 100 mu (approximately 66,700 square meters) of land within the Xinjin Chemical Industrial Park.

We currently rent office space located at 23rd Floor, UnionsunYangkuo Plaza, No. 2, Block 3, Renmin Road South, Chengdu, Postal Code: 610041, China. The rental agreement is renewed annually and the rent, which is approximately $170,000 per annum, is paid quarterly.

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

The Company’s common stock is traded on the AMEX under the symbol “TPI”; our cusip number is 88630M104. We first began trading on August 14, 2007 on the Over the Counter Bulletin Board.  Beginning on October 1, 2008, we began trading on the AMEX under the symbol “TPI.” The following table sets forth the quarterly high and low bid prices for the common stock for the last two fiscal years.  The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	High	Low
Quarter ended September 30, 2010	$3.20	$2.49
Quarter ended December 31, 2010	$3.69	$2.66
Quarter ended March 31, 2011	$3.28	$2.30
Quarter ended June 30, 2011	$2.68	$1.35
Quarter ended September 30, 2011	$1.75	$1.11
Quarter ended December 31, 2011	$1.47	$0.56
Quarter ended March 31, 2012	$0.89	$0.60
Quarter ended June 30, 2012	$0.88	$0.25

On September 27, 2012, the closing bid price of the common stock was $0.56 and we had approximately 270 record holders of our commons stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

In 2008, we granted five (5) year Class A Warrants to purchase 4,757,814 shares of our Common Stock, $0.001 par value per share at an initial exercise price of $2.50 per share, and seven (7) year Class B Warrants to purchase 4,757,814 shares of our Common Stock at an initial exercise price of $3.00 per share. In 2009, we granted three (3) year warrants to purchase 306,914 shares of our Common Stock, at an initial exercise price of $4.50 per share, subject to adjustment. The exercise prices of the Warrants were subject to weighted average and other anti-dilution adjustments which were later removed. As of September 28, 2012, 3,898,438 of the Class A Warrants, 4,257,814 of the Class B Warrants and 306,913 of the Class C Warrants were outstanding.  We also granted warrants to purchase 1,522,500 shares of Common Stock with an exercise price of US$1.60, $2.50 and $3.00 per share to TriPoint Global Equities, LLC, the placement agent in the 2008 Financing. In connection with the 2009 Financing, we granted warrants to purchase 122,766 shares of common stock at $3.25 and 24,553 shares at $4.50 to TriPoint Global Equities, LLC, the placement agent or its designees of such financing. As of September 28, 2012, there are 430,462 placement agent warrants outstanding.

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

As of September 28, 2012, there were 29,332,791 common shares outstanding and no preferred shares outstanding.

Common stock dividend

On March 26, 2009, we announced that the Board of Directors declared an annual cash dividend of $0.10 per common share that will be paid quarterly. The initial dividend of $.025 was paid to common shareholders of record on April 30, 2009, with the actual distribution occurring around June 10, 2009. The cash dividend was paid solely to common stockholders and was not be paid on shares owned by management, advisors or other inside shareholders, all of whom have agreed to waive receipt of the dividend. The majority of the Company's Series A Preferred Shareholders approved the cash dividend by April 14, 2009.

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

On May 12, 2010, we announced the suspension of our common stock dividend in our quarterly report. We believe that by investing our capital in our strategic growth plan instead of paying a dividend at the present time to our common shareholders, we should be able to capture better long-term returns for our shareholders. Given the opportunities presented by China’s ongoing healthcare reform and the necessary approvals that we are required to get from our preferred holders allowing us to continue to pay a dividend to our common shareholders, we decided it was a better use of management’s time and resources to suspend our common share dividend program. As a policy, management believes that in the event that we experience a shortage of opportunities to efficiently invest and grow our business with our excess cash on hand, then a dividend payable is an appropriate use of underutilized and excess capital.

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

On February 16, 2011, we issued 50,000 shares of restricted common stock to Dr. James Tong as a part of the annual compensation for his service as the CFO in 2010 calendar year. On February 21, 2012, we issued an additional 50,000 shares of restricted common stock to Dr. Tong as a part of the annual compensation for his service as the CFO in 2011 calendar year.

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

On November 19, 2009, we issued five-year options to purchase 180,000 shares of common stock to Kinsley International Limited, with an exercise price of $3.28 per share, pursuant to a consulting agreement. The options vested ratably over a twelve-month period in equal portions each month. The options and the common shares underlying the options were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of TPI for the fiscal years ended June 30, 2012 and 2011 and should be read in conjunction with such financial statements and related notes included in this report.

Overview

We are engaged primarily in the development, manufacturing, marketing and sale of patented biopharmaceuticals, branded generics, modernized Chinese medicines and other pharmaceuticals in China. We currently manufacture and market a comprehensive portfolio of 58 products approved by the SFDA including the patented Gingko Mihuan Oral Liquid (“GMOL”), 24 of which are included in the National Reimbursement List. Further, we have 6 trademarks granted and 16 trademarks pending. Chengdu Tianyin Pharmaceutical Co., Ltd (“Chengdu Tianyin”), was established in 1994 in Chengdu, China as a pharmaceutical company that manufactures and sells modernized traditional Chinese medicines and branded generics. The current management of Chengdu Tianyin acquired 100% of the equity interest of the Company in 2003. On October 30, 2007, Grandway completed the acquisition of the 100% of the equity interest and now owns 100% of the equity interest of Chengdu Tianyin that operates our business.

In June 2009, to optimize our business model through stronger distribution channels, Chengdu Tianyin invested $0.7 million to establish a wholly-owned trading subsidiary, Chengdu Tianyin Medicine Trading Co., Ltd (“TMT”) for sales and distribution of medicine produced by Chengdu Tianyin and other pharmaceutical companies.

On August 21, 2009, Chengdu Tianyin, Sichuan Mingxin Pharmaceutical and an individual investor established Sichuan Jiangchuan Pharmaceutical Co., Ltd (“JCM”), whose major business is to produce macrolide antibiotic active pharmaceutical ingredients (API). Total registered capital of JCM is approximately $2.9 million, of which Chengdu Tianyin accounts for approximately 87%. JCM is considered a cornerstone in the foundation we are building for a broader strategy to establish a significant presence by the Company in the macrolide antibiotics industry in China.

In preparation for the new Good Manufacturing Practice (GMP) standards stipulated by the PRC government in early 2011, TPI initiated a process to optimize the manufacturing facilities and production lines of the Company in compliance with the new GMP standards by 2013. Concurrently, the city of Chengdu also re-designated various industrial parks of nearby counties to be used for particular industries such as the automobile, biotechnologies, pharmaceuticals and chemical engineering sector’s.  As a consequence of these changes, TPI’s manufacturing facility located in the Longquan district, east of Chengdu, has been designated for the automotive industry.  Therefore our facility is scheduled to be relocated to Qionglai city, south of Chengdu, which is designated for the pharmaceutical industry. The Qionglai facility (QLF) is approximately 18 miles from the Company’s recently completed JCM facility. The proposed relocation project also includes our TCM pre-extraction plant which, is located near the center of the city of Chengdu that is currently surrounded by a rapidly expanding residential area. The QLF facility is estimated to be 80 mu or approximately 13 acres. Both pre-extraction plant and the formulation plant will subsequently be relocated. The combined QLF plant, designed and constructed according to the latest GMP standards, is expected to relieve the current capacity saturation at the current facilities. The re-location cost is estimated at $25 million for Phase I which, when completed at the end of the 2012 calendar year, is expected to expand the current capacity by 30%. For Phase II QLF, an additional $10 million may be invested to double the current capacity. Since the official start of the relocation project in February 2012, the construction of the QLF project has been progressing on schedule. The pre-extraction plant will be relocated during the Phase I of the QLF project that is estimated to start in early 2013.

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

Development and Growth Strategy

Research and Development

The cornerstone of our business development strategy relies upon our partnership-based research and development (R&D) efforts which support us in developing and commercializing our product pipeline and ultimately with our marketing and sales through our expanding distribution network. Under this R&D model, we are entitled to purchase the exclusive ownership and intellectual properties of new drugs developed by research institutes upon SFDA approval. Prior to our purchase, the institutes take the full financial responsibility for the costs incurred during the R&D phase. The purchase price for these drugs ranges from $250,000 to $800,000 per candidate, which is based upon the development costs for individual products and the expected revenue from the product. Usually, we expect the material net cash inflows from drugs in late stage development to begin within three years upon SFDA approval.  Since the projects are targeted for well defined marketable products and TPI will retain the full ownership of these SFDA-approved products and related intellectual properties, the subsequent commercialization is expected to be accretive upon new products’ market entry. In addition, we are able to leverage these R&D resources to further facilitate market recognition and commercialization of these products. With this strategy in place, we increased market penetration and sales and marketing growth in the past years.  Part of this strategy involves increasing and improving our marketing and sales activities to enhance the market leadership of our key leading products and to increase the sales of other products by expanding our sales force, solidifying our distribution network and expanding our market segment coverage, while increasing our marketing and promotional activities.

Currently, we have a series of pipeline drugs with our partnership research institutes, of which we are entitled to purchase the exclusive ownership and intellectual properties upon the SFDA approval. Though the pending period of SFDA approval varies from one to several years depending on the individual drug, we expect that the SFDA approval process to last for a number of years taking the consideration of current healthcare reform environment.

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

As part of our continuing growth strategy, we will continue our partnership-based R&D efforts to further commercialize and broaden our product pipeline. We usually begin drug commercialization preparation within 6 months after the SFDA approval. However, there are several factors that may lead to delays in this process including: mass manufacturing capacity readiness, marketing network preparedness and the indication seasonality. On average, we expect the material net cash flow to be positive from these drugs within two years to two and half years after their market entry.

Management plans to selectively pursue strategic acquisitions and licensing opportunities as effective means to broaden our product portfolio, leverage our resources and expand our market coverage.

Jiangchuan Macrolide Facility (“JCM”)

In April 2009, we entered into a land supply agreement with the Sichuan Xinjin County Government to acquire 100 mu (approximately 66,700 square meters) of land within the Xinjin Chemical Industrial Park to establish a manufacturing plant for Active Pharmaceutical Ingredients (“API”) of macrolides antibiotics. In August 2009, we partnered with Sichuan Mingxin Pharmaceutical Co., Ltd. in the launch of a new joint venture, Sichuan Jiangchuan JV (“JCM”), which primarily engages in the R&D, manufacturing, sales and marketing of API and chemical intermediates of macrolide antibiotics. The joint venture is 87% owned by TPI. The JCM construction was completed in 2011 and received GMP certification in 2012. As of September 27, 2012, JCM facility has started its operation.

Tianyin Medicine Trading Distribution Business (“TMT”)

We have been developing the distribution portfolio of TMT which distributes products manufactured by both TPI and other pharmaceutical companies to fuel our expanding sales network as well as to provide synergy to our existing organic product portfolio. TMT has been distributing mainly TPI's own products since its inception in 2009. Following the signing of the distribution contract with Jiangsu Lianshui Pharmaceutical in 2010, one of the most celebrated national brand injection pharmaceutical manufacturers to distribute approximately 15 Lianshui-branded generic injection products including cough suppressant, antibiotics, anti-inflammatory medicines and products for other healthcare indications, the distribution contract has been successfully extended for the following three years till 2013.  The annual distribution revenue from TMT reached approximately $16.5 million for the fiscal year 2012.

Guidance

We have met and exceeded the $66.0 million fiscal year 2012 revenue forecast. The net income for fiscal year 2012 is $6.4 million which is slightly below our forecast net income of $6.5 million. The forecasted net income excludes any non-cash expenses associated with stock compensation plans or stock option expenses.

We believe the following factors will influence the future growth perspectives of our Company:

1)	Market expansion and revenue growth of TPI’s core product portfolio led by flagship product Gingko Mihuan Oral Liquid (GMOL) and other major products;

2)	Ramp up of JCM revenue in the fiscal year 2013;

3)	The gradual stabilization of generic sales following the progressive pricing restrictions caused by the ongoing healthcare reform;

4)	Steady TMT distribution revenue contribution; and

5)	QLF relocation and smooth transition of production capacity.

Our market analysis leads us to believe that the generic pricing pressure is likely to continue, but the JCM along with the TMT distribution revenue are expected to offset the generic sales decrease and support the revenue growth of the Company at the percentage about 10 – 15% for the coming year. We forecast the fiscal 2013 revenue to be between $75 to $80 million and a net margin around 10%.

Our current facilities operate at approximately 90% of the total capacity on 24 hours per day schedule. We are in the process of optimizing the usage of the remaining capacity and expanding the existing capacities to meet the increasing market demand.

Management will continue to evaluate the Company's business outlook and communicate any changes on a quarterly basis or as when appropriate.

Discussion on Operating Results

Comparison of results (in $ million) for the fiscal years ended June 30, 2012 and 2011

Years Ended June 30	2012	2011
Sales	$69.6	$95.2
Cost of Sales	$45.3	$52.7
Gross profit	$24.3	$42.5
Selling, general and administrative and R&D expenses	$15.8	$24.4
Other income (expenses)	$0.1	$1.6
Income taxes	$2.4	$4.1
Net income attributable to TPI	$6.4	$15.6
Pro forma net income	$6.4	$18.9

Sales for the fiscal year ended June 30, 2012 was $69.6 million, decreased 26.9% from $95.2 million for the fiscal year ended June 30, 2011, due to generic pricing pressure as a result of the healthcare reform, coupled with our delayed JCM production ramp up. As a result of these events we witnessed a 17% reduction of TPI’s organic portfolio revenue from $63.9 million for the fiscal year ended June 30, 2011 to $53.0 million for the fiscal year ended June 30, 2012. We are presently exploring and implementing various growth strategies to stabilize our generic sales. In addition to introducing distribution revenue from TMT and macrolide API revenue, we are also focusing on expanding our sales efforts at AAA and AA rated hospitals in major cities of China to strengthen our high-end hospital pharmaceutical market segment. Our top five products by sales are:

Product Description	Amount
Ginkgo Mihuan Oral Liquid (GMOL)	$17.1 million
Apu Shuangxin Granules (APU)	$2.7 million
Xuelian Chongcao (XLCC)	$2.2 million
Azithromycin Dispersible Tablets (AZI)	$3.0 million
Qingre Jiedu Oral Liquid (QRE)	$3.5 million

The core product portfolio totaled $28.5 million or 53.8% of the organic portfolio revenue.

Cost of Sales for the fiscal year ended June 30, 2012 was approximately $45.3 million or 65.1% of the revenue, compared with $52.7 million or 55.4% of the revenue for the fiscal year ended June 30, 2011. Our cost of sales primarily consists of the direct raw material costs, labor, depreciation and amortization of manufacturing equipment and facilities and other overhead. The percentage increase of our cost of sales from the previous year was the result of generic pricing pressure which was discussed in the following “Gross profit” segment.

Gross profit for fiscal year ended June 30, 2012 was approximately $24.3 million with 35.0% gross margins compared with $42.5 million with 44.6% gross margin for fiscal year ended June 30, 2011. The decrease in gross margins was attributable to 1) generic pricing pressure, and 2) the lower margined TMT distribution revenues, whose gross margins average about 10%. During the fiscal year 2012, our organic product portfolio delivered approximately 45.0% gross margins, about 7% lower than 52.0% in fiscal year 2011. Provided the blend of the TMT lower margin distribution revenue and gross margin reduction associated with our proprietary portfolio as the current pricing trend continues, we anticipate our overall gross margin in the near term to stabilize around 35% for the fiscal 2013, depending upon the revenue mix of TMT revenue, JCM macrolide API revenue as compared to the proprietary portfolio’s revenue performance. The factors that influence the gross margins of our major products include raw material price (85% of the cost of goods sold) and production cost (15% of the cost of goods sold).

Operating and R&D Expenses were $15.8 million in fiscal year ended June 30, 2012, compared with $24.4 million in fiscal year ended June 30, 2011. The decrease is in line with the decrease of the revenue as a result of sales and margin decrease under the current market environment. We expect the operating expenses percentage to stabilize between 20 - 25% of the revenue for the coming year.

Net income was $6.2 million in fiscal year ended June 30, 2012, compared with $15.6 million in fiscal year ended June 30, 2011. The decrease is the result of sales decrease and margin compression from the previous year due to the ongoing healthcare reform that restricts both the sale and the pricing of pharmaceutical products particularly generics.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $2.1 million as of June 30, 2012. The balance sheet amounts with the exception of equity as of June 30, 2012 were translated at 6.30915 RMB to 1.00 US dollars as compared with 6.46412 RMB to 1.00 US dollars as of June 30, 2011. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the years ended June 30, 2012 and 2011 were the average exchange rates during the years.

Comprehensive Income was $8.3 million in fiscal year ended June 30, 2012, compared with $18.9 million in fiscal year ended June 30, 2011.

Liquidity and Capital Resources
Discussion of cash flow

In $ millions	For the fiscal years ended June 30,
	2012	2011
Cash flow from operating activities	$7.9	$14.2
Cash flow from investing activities	$(5.1)	(11.7)
Cash flow from financing activities	$(0.13)	1.1

Operating activities

As of June 30, 2012, we had working capital totaling $42.1 million, including cash and cash equivalents of $38.5 million. Net cash generated from operating activities was $7.9 million for fiscal year ended June 30, 2012 as compared with $14.2 million for fiscal year ended June 30, 2011. This was mainly due to the decrease of revenue and net income from the previous year. At the end of fiscal year 2012, the accounts receivable was $11.3 million, 16.2% of the total revenue, as compared with $9.0 million, 9.5% of the total revenue for fiscal 2011. The increase of accounts receivable is mainly due to the extending payment cycle of distributors and hospitals under the ongoing healthcare reform. We believe that TPI is adequately funded to meet all of our working capital and capital expenditure needs for fiscal year 2013.

Investing activities

Net cash used in investing activities for the fiscal year ended June 30, 2012 totaled $(5.1) million compared with $(11.7) million in the fiscal year ended June 30, 2011 which are mainly related to the acquisition of land use rights for the QLF project, intangible assets due to approved drugs and the equipment. We expect in the first half of fiscal year 2013 the capital expenditure to reach close to $10 million due to the QLF relocation.

Financing activities

Net cash provided by financing activities for fiscal year ended June 30, 2012 totaled $(0.13) million which is restricted cash of $(3.5) million offset by the short term bank loan of $3.2 million, as compared with $1.1 million cash flow in fiscal year ended June 30, 2011 due to the $1.2 million short-term bank loans.

Borrowings and Credit Facilities

The short-term bank borrowings outstanding as of June 30, 2012 and 2011 were $6.0 million and $2.8 million, respectively. The increase of short term bank borrowing is due to the QLF relocation and the operation of JCM. We paid an average interest rate of 7.755% and 6.383% per annum, respectively. These loans were made from CITIC bank and secured by the property and equipment of Chengdu Tianyin. They do not contain any additional financial covenants or restrictions. The borrowings have one year terms and contain no specific renewal terms.

Stock Repurchase Program

On October 27, 2008, the Board of Directors authorized the Company to repurchase up to $3.0 million of its common stock from time to time in the open-market or through privately negotiated transactions. The Company's original announcement stated that the buyback would be conducted through January 2009, but we did not repurchase the full amount and in late 2011, resumed the stock repurchase program. As of June 30, 2012, a total of 113,485 shares had been bought back at prevailing market prices. Shares purchased were retired to treasury. Due to various regulatory restrictions in China and costs incurred during the conversion from Chinese RMB into US Dollars, the repurchase of stocks was limited by both the availability of US Dollars as well as the various requirements for our ongoing capital expenditure projects.

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

Accounts Receivable and Bad Debt Reserve

Accounts receivable are stated at the amount management expects to collect from balances outstanding at the end of the period. Sales of goods are subject to revenue recognition condition. Even if we have not received the payment, they should be recognized as revenue and increase accounts receivable accordingly. Based on its assessment of the credit history with customers having outstanding balances and our current relationships with such customers, management decides whether any realization of losses on balances outstanding at the end of the period will be deemed uncollectible based on the age of the receivables. As such, we reserve 1% of accounts receivable balances that have been outstanding less than one year, 50% of accounts receivable balances that have been outstanding between one year and two years, and 100% of receivable balances that have been outstanding for more than two years. The allowance for doubtful accounts at June 30, 2012 and 2011 was $113,862 and $510,903, respectively.

Accounts receivable was $11.3 million for the year ended June 30, 2012 as compared to $9.0 million for the year ended June 30, 2011, an increase of approximately $2.3 million. During the year ended June 30, 2012, sales revenue was $69.6 million as compared to $95.2 million for fiscal year ended June 30, 2011. Based upon our periodic review of customers using credit, we believe our credit risk remains under control and do not have any significant changes. We only grant credit to customers with proven sales records and all credit sales must be approved by the CEO and our finance department.  Moreover, we conduct a credit review at least annually for each of our customers that we grant credit. In addition, we have an internal policy that requires finance staff and sales personnel to closely monitor the collection and credit status of each client with credit.  If the credit sales exceed the credit granted to a customer, or the account receivable is over 60 days, we will suspend all sales to that customer until we receive their payments and their account is brought current. Customers without any sales history must pay prior to the shipment of goods.

Inventory

Ending inventory is stated at the lower of cost or market at the balance sheet date. Subsequent measurement of inventory uses the "lower of cost and net realizable value" accounting principle which is related to the historical cost and net realizable value on accounting measurement basis. Inventory is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required that could negatively impact our gross margin and operating results. The inventory reserve at June 30, 2012 and 2011 was $-0- and $-0-, respectively.  The inventory reserve was for obsolete raw material with carrying value less than the net realizable value.

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

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method, over 5 and 40 years. The carrying value of long-lived assets is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. If necessary, we recognize an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. Fair value is based upon current and anticipated future undiscounted cash flows. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized. Based upon its most recent analysis, we believe that no impairment of property and equipment exists for the year ended June 30, 2012.

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

Revenue Recognition

We recognize revenue of product sales and the cost related when title has been transferred, the risks and rewards of ownership have been transferred to the customer, both the cost and the revenue are determinable, and the collection of the related receivable is probable, which is generally at the time of shipment. The shipment term for most of our customer sales is “Cost plus Freight” (“C&F”).  Our contracted logistic companies pick up the goods from our warehouse and deliver them to the warehouses designated by our customers.  We grant credit to customers with proven sales records. Sales to customers without sales records require advance payment prior to shipment of goods.  Our CEO and Finance Department must pre-approve all credit sales. We conduct a credit review, on at least an annual basis, for each of our customers that we grant credit.  In addition, we call on our finance staff and sales personnel to closely monitor the credit recovery and credit status of each client with credit. Our internal controls require that we identify any obsolete and/or excess inventory, and estimate accruals based on the principle of lower of costs and market value (“LCM”). Although we have adopted the principle of lean production, such accruals are generally not significant. Currently we do not have any sales on consignment and we do not use consignment sales as our sales method.  After products arrive at customers’ warehouses (FOB destination), both the risk and ownership of the products are transferred to customers. Since all of our products received GMP certification and we maintain high quality standards, returns of products are basically negligible. Finally, although the pharmaceutical is highly competitive, we believe that the GMP certification and  high quality of our products, coupled with the new SFDA product filing and registration policy, which provides, so long as no other company within our immediate pharmaceutical industry produces a product superior to ours in terms of current advances and product breakthroughs, protection to formulas and production techniques of our approved products, prohibits producing and selling similar products without the SFDA’s approval, and thus other companies are prevented from producing and distributing new products that would compete directly with ours.  As a result of the aforementioned, the bad debt provision for the year ended June 30, 2012 and year ended June 30, 2011 was $15,968 and $67,081 respectively.

Cost of Goods Sold

Based on the matching principle, we recognize cost of goods sold at the same time when the related revenue has been recognized. We adopt the “weighted average method” to determine the cost of goods sold, using the average unit cost weighted by the number of units acquired at the various units cost times the sales volume during the accounting period. If the sales revenue or inventory accounting estimates change because of the changes in accounting principles on which these estimates relied or we obtain new information, and accumulate more experience, in such cases, we may revise our accounting estimates based on the new circumstances. We utilize prospective method to account for changes in accounting estimates. As a result, changes in accounting estimates only affect the current period; the impact will be recognized only for the current period.  Any changes that affect both current and future periods should be recognized for both the current and future periods.

Advertising Costs

We expense the cost of advertising as incurred. Advertising costs for the years ended June 30, 2012 and 2011 was $-0- and $4,693,636, respectively.

Impairment of Intangible Assets

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable.  Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset.  We measure the carrying amount of the asset against the estimated discounted future cash flows associated with it at a risk-free rate of interest.  Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized.  The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available.  If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows.  The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated.  These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.  During the year ended June 30, 2012, we had no impairment losses.

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

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS

TIANYIN PHARMACEUTICAL CO., INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

Patrizio & Zhao, LLC

Certified Public Accountants and Consultants	322 Route 46 West
Member of	Parsippany, NJ 07054 Tel: (973) 882-8810 Fax: (973) 882-0788
Alliance of worldwide accounting firms	www.pzcpa.com

Report of Independent Registered Public AccountingFirm

To the Board of Directors and Stockholders
Tianyin Pharmaceutical Co., Inc.

We have audited the accompanying consolidated balance sheets of Tianyin Pharmaceutical Co., Inc. (the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tianyin Pharmaceutical Co., Inc. as of June 30, 2012 and 2011, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Patrizio & Zhao

Parsippany, New Jersey
September 27, 2012

TIANYIN PHARMACEUTICAL CO., INC.
Consolidated Balance Sheets

	June 30,	June 30,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$35,152,295	$31,724,906
Restricted cash	3,534,550	-
Accounts receivable, net of allowance for doubtful accounts of $113,862
and $510,903 at June 30, 2012 and 2011, respectively	11,272,367	9,036,030
Inventory	5,863,013	4,932,353
Advance payments	642,075	1,639,820
Other current assets	436,664	62,951
Total current assets	56,900,964	47,396,060

Property and equipment, net	26,458,349	27,465,915

Intangibles, net	20,958,226	15,339,194

Total assets	$104,317,539	$90,201,169

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$1,586,151	$2,063,792
Accounts payable – construction related	740,832	1,824,067
Short-term bank loans	6,023,000	2,784,600
Trade notes payable	4,675,750	-
VAT tax payable	396,555	674,974
Income tax payable	804,595	930,418
Other taxes payable	104,227	124,154
Other current liabilities	466,982	519,602
Total current liabilities	14,798,092	8,921,607

Total liabilities	14,798,092	8,921,607

Equity
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized,	29,446	29,396
29,332,791 and 29,312,491 shares issued and outstanding at June 30, 2012 and 2011
Additional paid-in capital	30,104,902	30,065,452
Treasury stock	(135,925)	(111,587)
Statutory reserve	6,120,143	5,409,764
Retained earnings	45,022,329	39,374,018
Accumulated other comprehensive income	8,100,526	6,077,299
Total stockholders’ equity	89,241,421	80,844,342

Noncontrolling interest	278,026	435,220

Total equity	89,519,447	81,279,562

Total liabilities and equity	$104,317,539	$90,201,169

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.
Consolidated Statements of Operations

	For the Years Ended June 30,
	2012	2011

Sales	$69,605,758	$95,200,928

Cost of sales	45,274,326	52,698,030

Gross profit	24,331,432	42,502,898

Operating expenses
Selling expenses	10,672,817	17,711,034
General and administrative expenses	4,255,528	5,645,481
Research and development	860,081	1,072,519
Total operating expenses	15,788,426	24,429,034

Income from operations	8,543,006	18,073,864

Other income (expenses):
Interest income	209,037	132,766
Interest expense	(331,334)	(119,507)
Other income	189,268	-
Change in fair value of warrant liability	-	1,627,551
Total other income	66,971	1,640,810

Income before provision for income taxes	8,609,977	19,714,674

Provision for income taxes	2,368,059	4,091,905

Net income	6,241,918	15,622,769

Less: Net income attributable to noncontrolling interest	(116,772)	(40,243)

Net income attributable to Tianyin Pharmaceutical Co., Inc.	6,358,690	15,663,012

Basic earnings per share	$0.22	$0.55
Diluted earnings per share	$0.22	$0.53

Weighted average number of common shares outstanding:
Basic	29,308,442	28,403,761
Diluted	29,308,442	29,743,174

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.
Consolidated Statements of Comprehensive Income

	For the Years Ended June 30,
	2012	2011

Net income	$6,241,918	$15,622,769

Other comprehensive income
Foreign currency translation adjustment	2,065,066	3,254,059

Total other comprehensive income	2,065,066	3,254,059

Total Comprehensive income	8,306,984	18,876,828

Less: Comprehensive income attributable to the noncontrolling interest	(74,933)	(18,407)

Comprehensive income attributable to
Tianyin Pharmaceutical Co., Inc.	$8,381,917	$18,895,235

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.
Consolidated Statements of Changes in Equity

				Series A					Accumulated
	Common Stock			Preferred Stock		Additional			other	Total
	Number	Par Value	Treasury Stock	Number	Par Value	Paid in Capital	Statutory Reserve	Retained Earnings	Comprehensive Income	Stockholders’ Equity	Noncontrolling Interest	Total Equity

Balance at June 30, 2010	27,242,742	$27,326	$(111,587)	1,360,250	$1,360	$25,046,388	$3,732,883	$25,530,906	$2,845,076	$57,072,352	$453,627	$57,525,979
Net income	-	-	-	-	-	-	-	15,663,012	-	15,663,012	(40,243)	15,622,769
Other comprehensive income:
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	3,232,223	3,232,223	21,836	3,254,059
Comprehensive income	-	-	-	-	-	-	-	-	-	18,895,235	(18,407)	18,876,828
Cumulative effect of warrants liability	-	-	-	-	-	3,106,321	-	-	-	3,106,321	-	3,106,321
Common shares issued	709,499	710	-	-	-	1,412,460	-	-	-	1,413,170	-	1,413,170
Series A conversion	1,360,250	1,360	-	(1,360,250)	(1,360)	-	-	-	-	-	-	-
Service provider options/warrants	-	-	-	-	-	500,283	-	-	-	500,283	-	500,283
Statutory reserve	-	-	-	-	-	-	1,676,881	(1,676,881	-	-	-	-
Dividends declared and paid	-	-	-	-	-	-	-	(143,019	-	(143,019)	-	(143,019)

Balance at June 30, 2011	29,312,491	$29,396	$(111,587)	-	$-	$30,065,452	$5,409,764	$39,374,018	$6,077,299	$80,844,342	$435,220	$81,279,562
Net income	-	-	-	-	-	-	-	6,358,690	-	6,358,690	(116,772)	6,241,918
Other comprehensive income:
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	2,023,227	2,023,227	41,839	2,065,066
Comprehensive income	-	-	-	-	-	-	-	-	-	8,381,917	(74,933)	8,306,984
Cumulative effect of warrants liability	-	-	-	-	-	-	-	-	-	-	-	-
Common shares issued	50,000	50	-	-	-	39,450	-	-	-	39,500	-	39,500
Treasury stock	(29,700)	-	(24,338)	-	-	-	-	-	-	(24,338)	-	(24,338)
Contribution from noncontrolling interest for
Jiangchuan Pharmaceutical Co., Ltd.	-	-	-	-	-	-	-	-	-	-	252,352	252,352
Purchase of subsidiary shares from noncontroll interest	-	-	-	-	-	-	-	-	-	-	(334,613)	(334,613)
Statutory reserve	-	-	-	-	-	-	710,379	(710,379	-	-	-	-

Balance at June 30, 2012	29,332,791	$29,446	$(135,925)	-	$-	$30,104,902	$6,120,143	$45,022,329	$8,100,526	$89,241,421	$278,026	$89,519,447

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.
Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2012	2011
Cash flows from operating activities:
Net Income	$6,241,918	$15,622,769
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,215,233	1,187,770
Change in fair value of warrant liability	-	(1,627,551)
Provision for bad debts	15,968	67,081
Share-based payments	39,500	1,913,453
Changes in current assets and current liabilities:
Accounts receivable	(2,006,964)	(496,491)
Inventory	(805,520)	(1,136,316)
Advance payments	1,032,919	(1,208,960)
Other current assets	(384,778)	15,616
Accounts payable and accrued expenses	(398,896)	269,732
Accounts payable – construction related	(1,122,489)	(525,314)
Trade notes payable	4,652,740
VAT tax payable	(293,547)	(43,643)
Income tax payable	(147,945)	24,928
Other taxes payable	(22,863)	128,822
Dividends payable	-	(72,995)
Other current liabilities	(65,062)	67,315
Total adjustments	1,708,296	(1,436,553)

Net cash provided by operating activities	7,950,214	14,186,216

Cash flows from investing activities:
Addition to property and equipment	(555,731)	(12,017,975)
Proceeds from disposal of fixed assets	545,374	-
Additions to intangible assets – approved drugs	(772,828)	-
Additions to intangible assets–land use right	(3,974,544)	-
Loans receivable	-	302,240
Payment to minority interest for ownership acquisition- of JCM	(334,613)	-

Net cash used in investing activities	(5,092,342)	(11,715,735)

Cash flows from financing activities:
Restricted cash	(3,517,156)	-
Proceeds from short-term bank loans	3,154,400	1,208,960
Repayments of short-term bank loans	-	-
Treasury stock	(24,338)	-
Capital contribution from minority shareholder of JCM	252,352	-
Dividends declared and paid	-	(143,019)

Net cash provided by (used in) financing activities	(134,742)	1,065,941

Effect of foreign currency translation on cash	704,259	1,179,418

Net increase in cash and cash equivalents	3,427,389	4,715,840

Cash and cash equivalents – beginning	31,724,906	27,009,066

Cash and cash equivalents – ending	$35,152,295	$31,724,906

Supplemental schedule of non cash activities
Effect of warrants liability on additional paid-in capital	$-	$3,106,321
Exchange of construction in progress to intangible assets	$1,171,928	$-

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

In June 2009, Chengdu Tianyin invested $0.7 million to establish a wholly-owned trading subsidiary, Chengdu Tianyin Medicine Trading Co., Ltd (“Tianyin Medicine Trading” or “TMT”) for sales and distribution of medicine produced by Chengdu Tianyin. As of June 30, 2012, the financial results of Tianyin Medicine Trading are consolidated into the consolidated financial statements presented herein.

On August 21, 2009, Sichuan Jiangchuan Pharmaceutical Co., Ltd (“Sichuan Jiangchuan” or “JCM”) was established by Chengdu Tianyin, Sichuan Mingxin Pharmaceutical and an individual investor with crude drug production as its major business. Total registered capital of Sichuan Jiangchuan is around $3.2 million, of which Chengdu Tianyin accounts for 87%. As of June 30, 2012, registered capital of $3.2 million has been invested and the results of Sichuan Jiangchuan are consolidated into the consolidated financial statements presented herein.

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

In preparing the accompanying consolidated financial statements, the Company evaluated the period from June 30, 2012 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from balances outstanding at the end of the period. Based on its assessment of the credit history with customers having outstanding balances and current relationships with them, management makes conclusions whether any realization of losses on balances outstanding at the end of the period will be deemed uncollectible based on the age of the receivables. The Company reserves 1% of accounts receivable balances that have been outstanding less than one year, and 50% of accounts receivable balances that have been outstanding between one year and two years, and 100% of receivable balances that have been outstanding more than two years. The allowance for doubtful accounts at June 30, 2012 and 2011 was $113,862 and $510,903, respectively.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required that could negatively impact our gross margin and operating results. No inventory reserve at June 30, 2012 and 2011.

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

Research and Development

Research and development (R&D) costs are expensed when incurred. R&D costs for the years ended June 30, 2012 and 2011 was $860,081 and $1,072,519, respectively.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended June 30, 2012 and 2011 was $-0- and $4,693,636, respectively.

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

TIANYIN PHARMACEUTICAL CO., INC.
Notes To Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Impairment of Intangible Assets (continued)

The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. During the year ended June 30, 2012, the Company applied a five-year benchmark borrowing interest rate of 5.76% as the discount rate and recorded the impairment loss of $-0- related to intangible assets for the years ended June 30, 2012 and 2011, respectively.

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

A valuation allowance is provided to reduce the carrying amount of deferred tax assets if it is considered more likely than not that some portion, or all, of the deferred tax assets will not be realized. No differences were noted between the book and tax bases of the Company’s assets and liabilities, respectively. Therefore, there are no deferred tax assets or liabilities for the years ended June 30, 2012 and 2011. The standard corporate income tax rate is  25%.

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

Value Added Taxes

Under the Provisional Regulations of the People's Republic of China on Value Added Tax, the Company is responsible for collecting value added taxes on sales of products and to pay value added taxes on purchases of raw materials, which is then remitted to the central government. Sales and cost of sales are reported on a net basis excluding value added taxes.

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

Fair Value of Financial Instruments (continued)

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the condensed combined financial statements were as follows:

	June 30, 2012	June 30, 2011
Balance sheet items, except for shareholders’ equity items	RMB 1: US$0.15850	RMB 1: US$0.15470

Amounts included in the statements of operations, comprehensive income, of cash flows for the years then ended	RMB 1: US$0.15772	RMB 1: US$0.15112

Shareholders’ equity items	Historical rate	Historical rate

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

Share-Based Payment

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

Earnings Per Share

In accordance with SFAS No. 128, “Computation of Earnings Per Share” (SFAS 128 has been codified as ASC 260) and EITF No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF No. 03-6”),basic earnings per share is computed by dividing net income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the year. The Company’s Series A redeemable convertible preferred shares are participating securities. Diluted earnings per share is calculated by dividing net income attributable to ordinary shareholders as adjusted for the effect of dilutive ordinary equivalent shares, if any, by the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the year. Ordinary equivalent shares consist of the ordinary shares issuable upon the conversion of the convertible preferred shares (using the if-converted method) and ordinary shares issuable upon the exercise of outstanding share options (using the treasury stock method).

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, Comprehensive Income (Topic 220) (“ASU 2011-12”). ASU 2011-12 allows deferral of the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU No. 2011-05. This update is effective at the same time as the amendments in ASU No. 2011-05. The adoption of this ASU will not have a material impact on the Company’s financial statements.

In December 2011, FASB issued ASU No. 2011-11, Balance Sheet (Topic 210) (“ASU 2011-11). ASU 2011-11 provides enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The objective of this update is to facilitate comparison of entities that prepare their financial statements on the basis of U.S. generally accepted accounting principles (“GAAP”) with those preparing their financial statements on the basis of International Financial Reporting Standards (“IFRS”). ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU will not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively. This guidance will be effective for the Company beginning July 1, 2012. The Company anticipates that the adoption of this standard will not change the presentation of its consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.
Notes To Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). ASU 2011-04 expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. This guidance has been adopted by the Company.  The adoption of this ASU will not have a material impact on the Company’s financial statements.

Reclassification

Certain amounts as of June 30, 2011 were reclassified for comparative presentation purposes.

Note 3– Inventory

Inventory at June 30, 2012 and 2011 consists of the following:

	June 30, 2012	June 30, 2011

Raw materials	$931,768	$707,901
Packaging supplies	460,198	765,362
Work in process	2,243,517	2,383,900
Finished goods	2,227,530	1,075,190
Subtotal	5,863,013	4,932,353
Less: Inventory reserve	-	-
Total	$5,863,013	$4,932,353

Note 4– Property and Equipment

Property and equipment at June 30, 2012 and 2011 consists of the following:

	June 30, 2012	June 30, 2011

Buildings	$14,824,203	$9,225,347
Machinery and equipment	12,575,932	2,772,831
Office equipment and furniture	67,684	59,092
Vehicles	67,839	66,212
Subtotal	27,535,658	12,123,482
Less: Accumulated depreciation	3,613,310	3,024,111
	23,922,348	9,099,371
Add: Construction in progress	2,536,001	18,366,544

Total	$26,458,349	$27,465,915

Depreciation expense for the fiscal years ended June 30, 2012 and 2011 was $512,381 and $544,679, respectively.

TIANYIN PHARMACEUTICAL CO., INC.
Notes To Consolidated Financial Statements

Note 5– Intangible Assets

Intangible assets at June 30, 2012 and 2011 consist of the following:

	June 30, 2012	June 30, 2011

Rights to use land	$6,741,074	$1,531,530
Approved drugs	16,650,944	15,493,712
Intangible assets	23,392,018	17,025,242
Less: accumulated amortization	2,433,792	1,686,048
Total	$20,958,226	$15,339,194

Amortization expense for the fiscal years ended June 30, 2012 and 2011 was $702,852 and $643,091, respectively.  The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

For the Year Ending June 30,	Estimated Amortization Expense

2013	$0.75 million
2014	$0.80 million
2015	$0.86 million
2016	$0.95 million
2017	$1.1 million

Note 6 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2012	June 30, 2011

Accounts payable	$1,436,369	$1,780,492
Accrued expenses	149,782	283,300
Total	$1,586,151	$2,063,792

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

Note 7 – Short-Term Bank Loans

Short-term bank loans consist of the following:

	June 30, 2012	June 30, 2011

On January 4, 2011, the Company obtained a loan from China CITIC Bank, out of which the principal was paid in full by July 30, 2011.The interest was calculated using the interest rate of 6.666% and paid monthly. The loan was secured by the Company’s property and equipment.	$-	$1,547,000

On March 2, 2011, the Company obtained a loan from China CITIC Bank, out of which the principal was paid in full by March 2, 2012.The interest was calculated using an annual fixed interest rate of 6.5963% and paid monthly. The loan was secured by the Company’s property and equipment.	$-	$1,237,600

On July 29, 2011, the Company obtained a loan from China CITIC Bank, out of which the principal was paid in full by July 29, 2012.The interest is calculated using an annual fixed interest rate of 7.216% and paid monthly. The loan was secured by the Company’s property and equipment, and guaranteed by Chengdu Tianyin Pharmaceutical Co., Ltd., a subsidiary of the Company.	$1,268,000	$-

TIANYIN PHARMACEUTICAL CO., INC.
Notes To Consolidated Financial Statements

Note 7 – Short-Term Bank Loans (continued)

On September 1, 2011, the Company obtained a loan from China Huaxia Bank, out of which the principal is to be paid in full by August 30, 2012. The interest is calculated using an annual fixed interest rate of 7.544% and paid monthly. The loan was designated to finance the operating activities of JCM and was guaranteed by Chengdu Tianyin Pharmaceutical Co., Ltd., a subsidiary of the Company, Guoqing Jiang, a shareholder of the Company, and Hongwei Ma, the minority shareholder of JCM.	$1,585,000	$-

On February 29, 2012, the Company obtained a loan from China CITIC Bank, out of which the principal is to be paid in full by February 28, 2013.The interest is calculated using an annual fixed interest rate of 7.872% and paid monthly. The loan was secured by the Company’s property and equipment, and guaranteed by Chengdu Tianyin Pharmaceutical Co., Ltd., a subsidiary of the Company.	$1,585,000	$-

On March 21, 2012, the Company obtained a loan from China CITIC Bank, out of which the principal is to be paid in full by February 28, 2013.The interest is calculated using an annual fixed interest rate of 7.872% and paid monthly. The loan was secured by the Company’s property and equipment, and guaranteed by Chengdu Tianyin Pharmaceutical Co., Ltd., a subsidiary of the Company.	$1,585,000	$-

Total short-term bank loans	$6,023,000	$2,784,600

Note 8 – Trade Notes Payable

Trade notes payable consist of non-interest bearing promissory notes issued in connection with the acquisition of certain inventory and equipment. Balances outstanding as of June 30, 2012 and June 30, 2011 were $4,675,750 and $0, respectively.

Note 9 – Income Taxes

Raygere is incorporated in the British Virgin Islands. Under the corporate tax laws of British Virgin Islands, it is not subject to tax on income or capital gain.

The operating subsidiary Chengdu Tianyin is a wholly foreign-owned enterprise incorporated in the PRC and subject to PRC Foreign Enterprise Income Tax (“FEIT”) Law. Chengdu Tianyin is entitled to the preferential tax treatment for Opening Up its production facility in Western China in Sichuan Province. The applicable reduced preferential state FEIT rate under this policy was 15% until December 31, 2010. Accordingly, the effective tax rate for Chengdu Tianyin for the period from its date of incorporation to December 30, 2010 was 15%. Starting January 1, 2011, the effective tax rate for Chendu Tianyin became 25%. As domestic invested companies, the effective tax rates of Tianyin Medicine Trading and Sichuan Jiangchuan are both 25% each from their operations.

On March 16, 2007, the National People’s Congress of China enacted a new Corporate Income Tax (“CIT”) law, under which Foreign Invested Enterprises (“FIEs”)  and domestic companies were subject to CIT at a uniform rate of 25%. The new CIT law became effective on January 1, 2008. Currently, the Company does not believe the new CIT law will affect the preferential tax treatments enjoyed by them. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its FIEs do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future. Accordingly, as of June 30, 2012, the Company has not recorded any withholding tax on the retained earnings of its FIEs in China.

On February 22, 2008, the Ministry of Finance (“MOF”) and the State Administration of Taxation (“SAT”) jointly issued Cai Shui [2008] Circular 1 (“Circular 1”). According to Article 4 of Circular 1, distributions of accumulated profits earned by a FIE prior to January 1, 2008 to foreign investor(s) in 2008 was exempted from withholding tax (“WHT”) while distribution of the profit earned by an FIE after January 1, 2008 to its foreign investor(s) shall be subject to WHT.

TIANYIN PHARMACEUTICAL CO., INC.
Notes To Consolidated Financial Statements

Note 9 – Income Taxes (continued)

In July 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company does not recognize any benefits in the financial statements for the fiscal year ended June 30, 2012.

Note  10 – Stockholders’ Equity and Related Financing Agreements

As of June 30, 2010, a total of 859,376 Class A and 500,000 Class B Warrants of the Company have been exercised for respective equivalent number of shares of common stock. The exercise prices of Class A and Class B Warrants are $2.50 and $3.00 per share, respectively.  In addition, the warrants to placement agent to purchase 542,394 shares of common stock at $1.60, 15,025 shares of common stock at $2.50 and the options issued to external service providers to purchase 165,000 shares of common stock at $2.00 per share have also been exercised. As a result, an aggregate of 2,081,795 shares of outstanding common stock have been added and a total of $4,591,958 net proceeds have been received from the exercise of these warrants and options.

On September 30, 2010, the Company recorded $54,857 as dividends to the investors of the Company’s January 2008 financing, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. This resolution was approved by the Company’s Board and the Company decided to pay the dividends in cash to those investors.

On December 31, 2010, the Company recorded $53,501 as dividends to the investors of the Company’s January 2008 financing, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. This resolution was approved by the Company’s Board and the Company decided to pay the dividends in cash to those investors.

By March 18, 2011, under the mandatory conversion agreement, the remaining totaled 1,360,000 preferred shares were converted to common shares at 1:1 exchange ratio.

On March 31, 2011, the Company recorded $34,661 as dividends to the investors of the Company’s January 2008 financing, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. This resolution was approved by the Company’s Board and the Company decided to pay the dividends in cash to those investors.

In November 2011, the Company repurchased 29,700 shares of common stock for $24,338, which was presented as treasury stock on balance sheet.

As of June 30, 2012, there were 29,332,791 common shares outstanding with -0- outstanding preferred shares.

Note 11– Employee Welfare Plan

The Company has established an employee welfare plan in accordance with Chinese laws and regulations. Full-time employees of the Group in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. PRC labor regulations require the Group to accrue for these benefits based on a certain percentage of the employees’ salaries. The total contribution for such employee benefits was $809,165 and $660,353 for the fiscal years ended June 30, 2012 and 2011, respectively.

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

Note 13 – Risk of Concentrations and Credit Risk

For the years ended June 30, 2012 and 2011, no single customer accounted for more than 10% of the Company’s sales.

For the fiscal years ended June 30, 2012 and 2011, one major vendor accounted for approximately 36% and 31% of the Company’s total purchases, respectively. Total purchases from this vendor were $14.7 million and $15.3 million for the years ended June 30, 2012 and 2011, respectively.

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

Note 14 – Supplemental Cash Flow Disclosures

The following is supplemental information relating to the consolidated statements of cash flows:

	For the Years Ended June 30,
	2012	2011

Cash paid for interest	$331,334	$119,507
Cash paid for income taxes	$2,528,447	$4,023,101

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

	June 30, 2012	June 30, 2011

Net income (numerator for diluted income per share)	$6,358,690	$15,663,012

Less: Dividend attributable to preferred stockholders	-	$143,019

Net income attributable to common stockholders	$6,358,690	$15,519,993
(numerator for basic income per share)

TIANYIN PHARMACEUTICAL CO., INC.
Notes To Consolidated Financial Statements

Note 15– Earnings Per Share (continued)

Weighted average common shares	29,308,442	28,403,761
(denominator for basic income per share)

Effect of diluted securities:
Convertible preferred stock	-	968,945
Warrants	-	370,468

Weighted average common shares	29,308,442	29,743,174
(denominator for diluted income per share)

Basic net income (loss) per share	$0.22	$0.55
Diluted net income (loss) per share	$0.22	$0.53

Note 16 – Share - Based Payment

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

In July 2009, the Company granted options to purchase 50,000 shares of common stock at $2.00 per share with both expected lives of 3 years to an external service provider in addition to cash compensations. The fair value of each option grant is estimated on the measurement date per ASC 505-50 (formerly “EITF 96-18”) using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the fiscal years ended June 30, 2012: expected volatility of 121.47 percent and risk-free interest rate of 1.00 percent.

Accordingly, an aggregate of $39,500 and $1,913,453 share based payments were recognized in the income statements as professional fees of external service providers for the fiscal years ended June 30, 2012 and 2011, respectively.

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

(b)	Changes in internal control over financial reporting

In connection with our review of our internal controls and procedures over financial reporting as of our fiscal year, ended June 30, 2011, and based on certain comments that we received from the staff of the SEC regarding the accounting treatment and subsequently the non-cash/non-operational financial charges of Series A and B Warrants, which resulted in our having to amend and restate financial statements from July 1, 2009 till December 31, 2010.  As a result, in connection with our Management’s Report on Internal Control Over Financial Reporting included in our Form 10-K for the year ended June 30, 2011 management concluded that the Company had material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

As of the end of our fiscal year ended June 30, 2011, our management identified the following material weaknesses:

●	Insufficient knowledge regarding U.S. GAAP reporting by our existing accounting staff;
●	Insufficient accounting staff which results in a lack of segregation of duties necessary for an efficient internal control system; and
●	Insufficient documentation with our existing financial processes, risk assessment and internal controls.

During our last fiscal year ended June 30, 2012, in order to address the above-mentioned material weaknesses identified in the prior year, the Company formulated and is implementing the following remediation plan, which includes:

●
Setting up an internal control committee that consists of Dr. Guoqing Jiang (CEO), Mr. Tao Yang (COO), Dr. James J. Tong (CFO) and Ms. Liying Wang (Financial Controller) to monitor the internal controls process and oversee the completion of the remediation process;

●
Developing training and educational content for select members of the Company’s operational and financial staff that addresses the issue of insufficient knowledge regarding U.S GAAP reporting by the current accounting staff.  To date, the Company has arranged regular training and education programs for its staff to improve their knowledge of U.S. GAAP.  In addition, financial consultants and U.S GAAP experts were sought after and engaged to facilitate the process.  The training and education programs consist of lectures, consultation sessions, as well as brochures and articles;

●
Recruiting experienced professionals with knowledge of US GAAP to augment the Company’s financial staff and to assist the staff in improving the Company’s controls and procedures with regard to financial reporting.  This measure will help address the issue of insufficient accounting staff until such time as full time employees with knowledge of US GAAP can be recruited and/or our current staff can receive sufficient training in US GAAP.  The Company has retained Mr. Jim McCubbin as an outside consultant to assist the Company with various compliance and regulatory matters, particularly with the preparation of financial statements. Mr. McCubbin was the Company’s former Independent Director and Chairman of the Company’s Audit, Compensation and Nominating Committees, and was deemed to be our Audit Committee Financial Expert, as that term is defined in Item 407 of Regulation S-K. In addition, Mr. Hongcai Li, the Company’s former financial controller of the operating subsidiary, has been retained by the Company as an accounting consultant for the quarterly and annual financial reporting of the Company.  Mr. Li is a Certified Public Accountant with over 10 years of experience in financial and accounting management, and over 6 years of experience of working as the Company’s financial controller;

●
Reviewing, editing and updating the Company’s financial policies and procedures to address the issue of insufficient documentation. Since 2009, the Company has adopted a “Checklist of Internal Controls and Procedures,” suggested by our independent auditor. The checklist lays out various aspects of internal controls and procedures that the Company needs to consider when assessing the effectiveness of its current internal controls and procedures. Additionally, in March 2009, the Company’s former financial consultant, Kvalue Financial Services Co., Ltd gave presentations and presented a report to management and employees regarding Section 404 of Sarbanes-Oxley Act.  The materials were prepared in Chinese in order to assist the Chinese staff to better comprehend the topic. During these trainings on internal controls and procedures for the Company’s management and employees, especially since June 30, 2011, we reviewed the existing materials with the staff;

●	The Company’s Board approved the amendment of an Insider Trading Policy to include policies regarding related party transactions on September 14, 2012;

●
Due to the nature of our business as a pharmaceutical company, we are also required to comply with the Good Supply Practice Standards (“GSP Standards”) promulgated by the State Food and Drug Administration (“SFDA”), which require pharmaceutical distributors to implement controls on the distribution of medicine, including standards regarding staff qualifications, distribution premises, warehouses, inspection equipment and facilities, management and quality control;

●
As part of the Company’s internal controls and procedures, we apply strict scrutiny when reviewing and approving contracts and agreements. Normally, the Company requires verification and approval from different levels of management before executing an agreement; and

●	Adopting an extensive policy of internal controls and procedures, and set up of a general framework as a guideline.

We expect that we could fully implement and maintain the above-mentioned remediation plan by the end of fiscal year 2013, at which time we will reassess whether we have successfully eliminated the above-mentioned material weaknesses.

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

EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES

The following table and text set forth the names and ages of all directors and executive officers as of June 30, 2012. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among our directors and executive officers. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

None of our directors held directorship in any other public companies. Additionally, during the past 10 years, none of our directors have been involved in any of the following types of legal proceedings: (a) any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity; (b) any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws or regulations, or any settlement to such actions; or (c) any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self regulatory organization.

Name	Age	Position
Dr. Guoqing Jiang	45	Chairman of the Board, Chief Executive Officer and President
James J. Tong M.D. Ph.D.	38	Director, Chief Financial Officer, Chief Business & Development Officer
Tao Yang Professor Zunjian Zhang, Ph.D.	44 52	Chief Operating Officer Director
Professor Jianping Hou, Ph.D.	51	Director
Bo Tan	38	Director

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

Professor Zunjian Zhang, Ph.D., Director. Professor Zhang is Executive Director at the Center for Instrument Analysis and the Deputy Director of the School of Pharmacy at China Pharmaceutical University. His responsibility also includes the Key Laboratory of Drug Quality Control and Pharmacovigilance, Ministry of Education at the university. He is a member of the Chinese Pharmacopoeia Commission, a price evaluation expert of the State Commission of Development and Reform and a SFDA expert review committee member for new drugs and health food products. Professor Zhang is Deputy Executive Director at the Analytical Division of the Jiangsu Provincial Society of Chemistry and Chemical Engineering. He also serves as an editor for Journal of China Pharmaceutical University and Journal of Chinese Traditional and Herbal Drugs etc. Professor Zhang is mainly engaged in the in vitro and in vivo quality evaluation of pharmaceuticals, specializing on the efficacy of in vivo pharmaceuticals and the chromatography / spectrometry / mass spectrometry analysis of the TCM active ingredients. Professor Zhang has been the lead investigator of more than 10 national research projects. Professor Zhang has published more than 150 peer-reviewed research papers in well recognized journals worldwide. Dr. Zhang provides scientific, drug development and healthcare policy expertise to the board of TPI.

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

Bo Tan, Director. Currently serving as 3SBio (NASDAQ: SSRX) Chief Financial Officer since February 2009, Mr. Bo Tan has extensive experience within the financial and pharmaceutical industries, having worked across private equity, equity research and commercial practice. Previously, he served as the Executive Director and a member of Investment Committee for Bohai Industrial Fund Management Company, a private equity fund in China. Earlier in his career, he spent six years in the pharmaceutical industry with Eli Lilly & Company and EMD Pharmaceuticals, Inc. in North America and went on to serve as a China healthcare and consumer analyst at Lehman Brothers Asia and Macquarie Securities in Hong Kong. He received his MBA degree from Thunderbird School of International Management, an MA degree in economics from the University of Connecticut and a BA degree in economics from Renmin University of China. Mr. Tan is also a Chartered Financial Analyst.

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

Based on our review of copies of such reports, we believe that there was compliance with all filing requirements of Section 16(a) applicable to our officers, directors and 10% stockholders during fiscal year 2012.

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

Board Independence and Committees

Presently, we are required to comply with the director independence requirements of the NYSE Amex. In determining whether our directors are independent, we comply with the rules of the NYSE Amex.  The board of directors will also consult with counsel to ensure that the boards of director’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors, including those adopted under the Sarbanes-Oxley Act of 2002 with respect to the independence of audit committee members.  The NYSE AMEX listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment. Professor Zhang, Professor Hou and Mr. Tan are “independent” as that term is defined by Section 121(A) of the NYSE Amex Listing Standards; accordingly, we satisfy the “independent director” requirements of the NYSE AMEX, which requires that a majority of a company’s directors be independent.

●
Audit Committee, comprised of Mr. Tan (Chair), Professor Hou and Professor Zhang.  The Board has determined that all of these members are independent, as that term is defined in Section 121(A) of the NYSE Amex Listing Standards.

●
Compensation Committee, comprised of Mr. Tan (Chair), Professor Hou and Professor Zhang. The Board has determined that all of these members are independent, as that term is defined in Section 121(A) of the NYSE Amex Listing Standards.

●
Nominating Committee, which is comprised of Mr. Tan (Chair), Professor Hou and Professor Zhang.  The Board has determined that all of these members are independent, as that term is defined in Section 121(A) of the NYSE Amex Listing Standards.

Audit Committee and Financial Expert

Our Audit Committee focuses its efforts on assisting our Board of Directors to fulfill its oversight responsibilities with respect to our:

●	Quarterly and annual consolidated financial statements and financial information filed with the Securities and Exchange Commission;

●	System of internal controls;

●	Financial accounting principles and policies;

●	Internal and external audit processes; and

●	Regulatory compliance programs.

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

Mr. Bo Tan is our Audit Committee Financial Expert, as that term is defined in Item 407 of Regulation S-K and the Board has determined that Mr. Tan is independent, as that term is defined in Section 121 of the NYSE Amex Listing Standards and Section 10A(m)(3) of the Securities Exchange Act of 1934.  Mr. Tan’s qualifications as an audit committee financial expert are described in his biography above.

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

The following table sets forth the compensation paid by Raygere, through Chengdu Tianyin to our chief executive officer and to all other executive officers for services rendered during the preceding two fiscal years.  In reviewing the table, please note that:

●	The compensation amounts paid to Dr. Jiang, reflects compensation paid to him by the operating subsidiaries of Raygere during the reported periods; and

●	No other officer earned more than US$100,000 per annum.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation Earnings ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guoqing Jiang, CEO	2012	100,000							100,000
Guoqing Jiang, CEO	2011	100,000							100,000
James J. Tong, CFO	2012	100,000		25,000					100,000
James J. Tong, CFO	2011	100,000							100,000
Xintao You, V.P of Operations	2012	80,000							80,000
Xintao You, V.P. of Operations	2011	80,000							80,000
Daqiao Zhang, V.P. of Marketing and Sales	2012	80,000							80,000
Daqiao Zhang, V.P. of Marketing and Sales	2011	80,000							80,000
Tao Yang, Chief Operating Officer	2012	80,000							80,000
Tao Yang, Chief Operating Officer	2011	80,000							80,000

Grants of Plan-Based Award, Outstanding Equity Awards at Fiscal Year-End and Option Exercises

In February 2012, we issued 50,000 shares of restricted common stock to Dr. James J. Tong as a part of the annual compensation for Dr. Tong’s service as the CFO in 2011 calendar year.

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

Compensation of Directors

In the past, we did not pay our directors fees for attending scheduled and special meetings of our board of directors. However, on February 29, 2008, our board resolved, via unanimous written consent to compensate our directors as follows: our directors who are employees do not receive any compensation from us for services rendered as directors. The Board created three classes of fees for outside directors: (1) outside directors who are “independent,” as defined in the Exchange Act will be paid $1,000 per month; (2) outside directors who are not “independent” will not receive any fees at this time, but once our cash flow position improves, the Compensation Committee will reconvene and make recommendations; (3) the Audit Committee Chairman will receive $2,000 per month. Additionally, although we do not currently have an arrangement or agreement to provide stock based compensation to our outside directors, we are authorized to grant outside directors incentive stock options from time to time if we find it in our best interest to do so.

The following table contains information regarding the compensation of our directors for the fiscal year ended June 30, 2012:

Name	Fees Earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Change in Pension Value and Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
JianpingHou	12,000	0	0	0	0		12,000
Zunjian Zhang	12,000	0	0	0	0		12,000
Bo Tan (1)	6,000	0	0	0	0		6,000
James J. Tong (2)	0	0	0	0	0		0
Guoqing Jiang	0	0	0	0	0		0
James McCubbin (3)	27,000

(1)	Mr. Tan was appointed as one of our directors on June 6, 2012.

(2)
Please refer to the Summary Compensation Table for executives. In February 2012, Mr. Tong received 50,000 shares of restricted common stock as a part of the annual compensation for his service as the CFO in 2011 calendar year. However, Mr. Tong did not receive any compensation for his services provided as one of our directors.

(3)	Mr. McCubbin was our former director until June 6, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of September 28, 2012, we had a total of 29,332,791 shares of Common Stock outstanding.

The following table sets forth, as of September 28, 2012: (a) the names and addresses of each beneficial owner of more than five percent (5%) of our Common Stock known to us, the number of shares of Common Stock beneficially owned by each such person, and the percent of our Common Stock so owned before and after the Share Exchange; and (b) the names and addresses of each director, executive officer and significant employee before and after the Share Exchange, the number of shares our Common Stock beneficially owned, and the percentage of our Common Stock so owned, by each such person, and by all of our directors and executive officers as a group before and after the Share Exchange. Each person has sole voting and investment power with respect to the shares of our Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated. Individual beneficial ownership also includes shares of Common Stock that a person has the right to acquire within 60 days from September 28, 2012.

Name	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares
Time Poly Management Ltd.	7,087,604	(1)	24.16%
Guoqing Jiang, CEO, President and Director	7,432,784	(1)(2)	25.34%
Xintao You	812,432	(3)	2.77%
Tao Yang	81,910	(4)	*
Zunjian Zhang, Director	0		*
Jianping Hou, Director	0		*
James J. Tong, CFO and Director	128,466	(5)	*
Bo Tan, Director	0		*
All Directors and Executive Officers, As a Group	8,455,592		28.83%

* Less than one percent

(1)   7,087,604 represents shares of our Common Stock that are held by Time Poly Management Ltd., a British Virgin Islands company (“Time Poly”). Time Poly was previously a wholly-owned by Stewart Shiang Lor, who had the sole voting and dispositive power over the shares of Time Poly. Pursuant to a Share Transfer Agreement, dated as of January 16, 2008, certain of TPI’s executive officers, including Dr. Jiang, exercised their options to purchase from Mr. Lor’s 100% of the equity of Time Poly on April 12, 2010. After a series of in kind distributions of certain shares of TPI common stock from Time Poly to the executive officers who were minority shareholders of Time Poly from the period of June 8, 2011 to January 11, 2012, Dr. Jiang owns 100% of the equity of Time Poly. See “Certain Relationships and Related Transactions” below.

(2)   Per Note (1) above, through his ownership of Time Poly, Dr. Jiang indirectly owns 7,087,604 shares of our Common Stock. In addition, on July 15, 2010, 228,180 shares of common stock of the Company were issued to Dr. Jiang pursuant to certain incentive compensation schedule approved by the Board of Directors.  Dr. Jiang also purchased the following shares of Common Stock on the open market on the following dates: 15,000 shares on 11/22/2011, 2,400 shares on 11/30/2011, 20,400 shares on 12/1/2011, 10,000 shares on 3/8/2012, 10,000 shares on 3/13/2012, 35,000 shares on 5/18/2012, 5,000 shares on 5/21/2012, and 19,200 shares on 5/22/2012. Therefore, as of the date of this filing, Dr. Jiang owns 7,432,784 shares of our Common Stock.

(3)   On July 15, 2010, the Company issued 46,810 shares of common stock to Mr. Xintao You as incentive compensation.  On August 3, 2011 and January 11, 2012, Time Poly Management, Ltd. transferred 200,000 shares and 565,622 shares of our common stock, respectively, to Mr. You as an in kind distribution of a portion of TPI shares that Mr. You indirectly owned. See “Certain Relationships and Related Transactions” below.

(4)  Mr. Tao Yang was granted 81,910 shares of our restricted common stock on July 15, 2010 as incentive compensation for his service as the Chief Operating Officer.

(5)  On February 16, 2011, Dr. Tong was granted 50,000 shares of our restricted common stock as incentive compensation for his service as our CFO in 2010 calendar year. On February 21, 2012, Dr. Tong was granted 50,000 shares of our restricted common stock as incentive compensation for his service as our CFO in 2011 calendar year. Dr. Tong also purchased the following shares of our Common Stock on the open market on the following dates: 1,000 shares on 11/23/2010, 1,000 shares on 5/20/2011, 2,000 shares on 10/3/2011, 2,000 shares on 10/12/2011, 4,000 shares on 11/18/2011, 6,566 shares on 11/25/2011, 5,000 shares on 3/14/2012, 5,000 shares on 5/22/2012, and 1,900 shares on 6/15/2012. Therefore, as of the date of this filing, Dr. Tong owns a total of 128,466 shares of our common stock.

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

On January 16, 2008, pursuant to a Share Transfer Agreement, Stewart Shiang Lor, a director nominee, issued stock options to the executive officers and management team of Chengdu Tianyin Pharmaceutical Co., Ltd., (the “Executives”) our wholly owned subsidiary located in Chengdu, Sichuan Province of the PRC that operates our business.  Pursuant to the agreement, Mr. Lor granted to the Executives the option to acquire all of the shares of Time Poly Management Limited (“Time Poly”), a British Virgin Islands corporation that owns 39,000 shares of equity interest in Raygere, which prior to the Share Exchange represented 78% of Raygere’s equity, and received 9,976,824, shares of our Common Stock in the Share Exchange transaction. Mr. Lor was the sole shareholder of Time Poly.  Under the terms of the Share Transfer Agreement, the Executives will have the right and the option to purchase 100% of the outstanding shares of capital stock of Time Poly at any time through November 15, 2008.  Although the Executives may exercise their options at any time during the term of the option, the exercise price of the options depends upon the fulfillment of certain performance targets based on the future revenues of Chengdu Tianyin, as set forth in the Share Transfer Agreement.  The exercise prices of these options range from $1,293 to $660,975.  The options vest on a one-third basis per quarter for three specified quarters and may be exercised in whole or in part after Chengdu Tianyin’s revenues for such quarter is determined, which shall not be later than 45 days following the applicable fiscal quarter. On March 30, 2010, management of Chengdu Tianyin exercised their option and the ownership of Time Poly has been changed to Dr. Guoqing Jiang, Mr. Xintao You, Mr. Yong Zhan, Mr. Daqiao Zhang, Ms. Li Zhou and Mr. Hongcai Li. From the period of June 8, 2011 to January 2012, Time Poly conducted a series of in kind distribution of certain shares of TPI common stock to the minority shareholders of Time Poly (please refer to the beneficial ownership table above for specific numbers). After these in kind distributions, Time Poly is 100% owned by Dr. Jiang as of January 11, 2012.

Time Poly, a shareholder of more than 10% of our equity, entered into a Rule 10b5-1 Trading Plan on October 11, 2010 (the “Trading Plan”), pursuant to which a total number of 1,000,000 shares of our Common Stock will be sold by Time Poly during the period from October 11, 2010 to June 30, 2011 (the “Trading Plan Period”) according to the specific trading instructions as set forth in the Trading Plan. Throughout the Trading Plan Period, a total number of 306,133 shares of our Common Stock have been sold by Time Poly at various prices above $3.00/share pursuant to the Trading Plan. The Trading Plan was terminated on June 30, 2011. However, on May 24 and May 25, 2011, Time Poly purchased a total number of 18,000 shares at various prices below $1.80/share on the open market. We demanded Time Poly to disgorge to us the short-swing profits it realized from the transactions as calculated under rules of Section 16 of the Securities Exchange Act of 1934. Time Poly disgorged its profit of $23,940 back to the Company on or before October 30, 2011.

Review, Approval and Ratification of Related Party Transactions

Our Board of Directors adopted formal policies and procedures for the review, approval or ratification of related party transactions. We require all related party transactions to be reported to and seek approval from the Board of Directors or Audit Committee (the "Approving Body"). The Company shall fill in a transaction tracking form whenever it enters into a transaction with a potential related party and submit the form to the Approving Body on monthly basis. In the case of urgent transactions, the Company has the authority to proceed with the transactions without the Approving Body’s pre-approval and shall report to the Approving Body timely afterwards to obtain ratification. Once a related party transaction has happened, the Company would immediately inform its legal counsel and outside independent auditors in order to prepare accurate disclosure in relevant SEC filings.

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

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Patrizio & Zhao for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2012 and 2011 were $150,000 and $150,000, respectively.

(2) AUDIT-RELATED FEES

NONE

(3) TAX FEES

 NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

The policy of our Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by the Company’s independent auditors during the fiscal year.

No services related to Audit-Related Fees, Tax Fees or All Other Fees described above, were approved by the Audit Committee.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

(1) AND (2) Financial Statements and Financial Statement Schedules See “Index to Consolidated Financial Statements” on page F-1

(3)  EXHIBITS

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed on September 29, 2008)

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed on September 29, 2008)

31.1	Certifications of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certifications of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

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

Date: September 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	September 28, 2012	By:	/s/ Guoqing Jiang
Guoqing Jiang PRESIDENT, CHIEF EXECUTIVE OFFICER, CHIEF ACCOUNTING OFFICER, DIRECTOR

Date:	September 28, 2012	By:	/s/ Zunjian Zhang
Zunjian Zhang DIRECTOR

Date:	September 28, 2012	By:	/s/ Jianping Hou
Jianping Hou DIRECTOR

Date:	September 28, 2012	By:	/s/ Bo Tan
Bo Tan DIRECTOR

Date:	September 28, 2012	By:	/s/ James Jiayuan Tong
James Jiayuan Tong CHIEF FINANCIAL OFFICER, DIRECTOR