Form 10-Q
period 2012-09-30
TIANYIN PHARMACEUTICAL CO., INC.
filed 2012-11-14
CIK 1362718

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

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

As of November 14, 2012, we are authorized to issue up to 50,000,000 shares of Common Stock, par value US$.001 per share and 10,000,000 shares of Series A Preferred Stock, of which 29,332,791 and -0-, respectively are currently issued and outstanding.

TIANYIN PHARMACEUTICAL CO., INC.
Consolidated Balance Sheets

	September 30,	June 30,
	2012	2012
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$37,538,365	$35,152,295
Restricted cash	1,583,000	3,534,550
Accounts receivable, net of allowance for doubtful accounts of $113,719
and $113,862 at September 30, 2012 and June 30, 2012, respectively	10,264,113	11,272,367
Inventory	6,432,893	5,863,013
Advance payments	-	642,075
Other current assets	475,866	436,664
Total current assets	56,294,237	56,900,964

Property and equipment, net	26,040,538	26,458,349

Intangibles, net	20,732,243	20,958,226

Total assets	$103,067,018	$104,317,539

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$1,487,623	$1,586,151
Accounts payable – construction related	410,899	740,832
Short-term bank loans	6,015,400	6,023,000
Trade notes payable	1,583,000	4,675,750
Advances from customer	1,139,760	-
Income tax payable	583,307	804,595
Other taxes payable	480,104	500,782
Other current liabilities	425,931	466,982
Total current liabilities	12,126,024	14,798,092

Total liabilities	12,126,024	14,798,092

Equity
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized,
29,332,791 shares issued and outstanding at September 30, 2012
and June 30, 2012	29,446	29,446
Additional paid-in capital	30,117,997	30,104,902
Treasury stock	(135,925)	(135,925)
Statutory reserve	6,120,143	6,120,143
Retained earnings	46,563,946	45,022,329
Accumulated other comprehensive income	7,988,385	8,100,526
Total stockholders’ equity	90,683,992	89,241,421

Noncontrolling interest	257,002	278,026

Total equity	90,940,994	89,519,447

Total liabilities and equity	$103,067,018	$104,317,539

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	For the Three Months Ended
	September 30,
	2012	2011

Sales	$15,971,697	$17,528,578

Cost of sales	9,727,993	11,675,529

Gross profit	6,243,704	5,853,049

Operating expenses
Selling expenses	2,761,438	2,477,326
General and administrative expenses	1,121,533	1,019,122
Research and development	215,930	210,715
Total operating expenses	4,098,901	3,707,163

Income from operations	2,144,803	2,145,886

Other income (expenses):
Interest income	67,602	34,961
Interest expense	(108,404)	(49,845)
Other income	-	(4,718)
Total other expenses	(40,802)	(19,602)

Income before provision for income taxes	2,104,001	2,126,284

Provision for income taxes	583,048	619,067

Net income	1,520,953	1,507,217

Less: net income attributable to noncontrolling interest	(20,664)	(18,023)

Net income attributable to Tianyin Pharmaceutical Co., Inc.	$1,541,617	$1,525,240

Basic earnings per share	$0.05	$0.05
Diluted earnings per share	$0.05	$0.05

Weighted average number of common shares outstanding:
Basic	29,332,791	29,396,276
Diluted	29,332,791	29,396,276

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended
	September 30,
	2012	2011

Net income	$1,520,953	$1,507,217

Other comprehensive income (loss)
Foreign currency translation adjustment	(112,500)	947,507

Total other comprehensive income (loss)	(112,500)	947,507

Total Comprehensive income	1,408,453	2,454,724

Less: Comprehensive income (loss) attributable to the noncontrolling interest	(21,024)	237,404

Comprehensive income attributable to
Tianyin Pharmaceutical Co., Inc.	$1,429,477	$2,217,320

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net Income	$1,520,953	$1,507,217
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	583,704	286,668
Share-based payments	13,095
Provision for bad debts	-	43,558
Changes in current assets and current liabilities:
Accounts receivable	993,591	699,626
Inventory	(577,022)	820,036
Advance payments	640,981	581,122
Other current assets	(39,736)	(63,523)
Accounts payable and accrued expenses	(96,477)	828,517
Accounts payable – construction related	(328,853)	(238,357)
Trade notes payable	(3,085,485)	-
Advances from customer	1,139,256	-
Income tax payable	(220,175	(368,238)
Other taxes payable	(20,037)	(342,478)
Other current liabilities	(40,444)	(129,363)
Total adjustments	(1,037,602)	2,117,568

Net cash provided by operating activities	483,351	3,624,785

Cash flows from investing activities:
Addition to property and equipment	-	(113,819)
Additions to intangible assets – approved drugs	-	(765,282)
Additions to intangible assets – land use right	-	(1,815,804)

Net cash used in investing activities	-	(2,694,905)

Cash flows from financing activities:
Restricted cash	1,946,229	(1,530,564)
Proceeds from short-term bank loans	-	1,561,800

Net cash provided by financing activities	1,946,229	31,236

Effect of foreign currency translation on cash	(43,510)	621,270

Net increase in cash and cash equivalents	2,386,070	1,582,386

Cash and cash equivalents – beginning	35,152,295	31,724,906

Cash and cash equivalents – ending	$37,538,365	$33,307,292

Supplemental disclosures of cash activities
Cash paid for interest	$108,404	$49,845
Cash paid for income taxes	$803,579	$987,304

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

In June 2009, Chengdu Tianyin invested approximately $723,500 (RMB 5 million) to establish a wholly-owned trading subsidiary, Chengdu Tianyin Medicine Trading Co., Ltd (“Tianyin Medicine Trading” or “TMT”) for sales and distribution of medicine produced by Chengdu Tianyin. As of September 30, 2012, the financial results of Tianyin Medicine Trading are consolidated into the consolidated financial statements presented herein.

On August 21, 2009, Sichuan Jiangchuan Pharmaceutical Co., Ltd (“Sichuan Jiangchuan” or “JCM”) was established by Chengdu Tianyin, Sichuan Mingxin Pharmaceutical and an individual investor with crude drug production as its major business. Total registered capital of Sichuan Jiangchuan is approximately $3,170,000 (RMB 20 million), of which Chengdu Tianyin accounts for 87%. As of September 30, 2012, registered capital of $3,170,000 has been invested and the results of Sichuan Jiangchuan are consolidated into the consolidated financial statements presented herein.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America (US GAAP). The consolidated financial statements include the accounts of Tianyin and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with US GAAP applicable to interim financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by US GAAP for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

TIANYIN PHARMACEUTICAL CO., INC.
Notes To Consolidated Financial Statements
(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

Basis of Presentation and Consolidation (continued)

In preparing the accompanying unaudited consolidated financial statements, we evaluated the period from September 30, 2012 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

Interim Financial Statements

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2012, as not all disclosures required by US GAAP for annual financial statements are presented. The interim consolidated financial statements follow the same accounting policies and methods of computations as the audited consolidated financial statements for the year ended June 30, 2012.

Reclassification

Certain amounts as of June 30, 2012 and September 30, 2011 were reclassified for presentation purpose.

Note 3 – Accounts Receivable

Accounts receivable are stated at original invoice amount less allowance for doubtful accounts based on management’s periodic review of aging of outstanding balances and customer credit history. Allowance for doubtful accounts amounted to $113,719 and $113,862 as of September 30, 2012 and June 30, 2012, respectively.

Note 4– Inventory

Inventory at September 30, 2012 and June 30, 2012 consists of the following:

	September 30, 2012	June 30, 2012
Raw materials	$1,729,100	$931,768
Packaging supplies	443,338	460,198
Work in process	2,924,459	2,243,517
Finished goods	1,335,996	2,227,530
Subtotal	6,432,893	5,863,013
Less: Inventory reserve	-	-
Total	$6,432,893	$5,863,013

Note 5– Property and Equipment

Property and equipment at September 30, 2012 and June 30, 2012 consists of the following:

	September 30, 2012	June 30, 2012
Buildings	$14,805,498	$14,824,203
Machinery and equipment	12,560,064	12,575,932
Office equipment and furniture	67,599	67,684
Vehicles	67,753	67,839
Subtotal	27,500,914	27,535,658
Less: Accumulated depreciation	3,993,176	3,613,310
	23,507,738	23,922,348
Add: Construction in progress	2,532,800	2,536,001
Total	$26,040,538	$26,458,349

Depreciation expense for the three months ended September, 2012 and 2011 was $384,255 and $128,613, respectively.

TIANYIN PHARMACEUTICAL CO., INC.
Notes To Consolidated Financial Statements
(Unaudited)

Note 6– Intangible Assets

Intangible assets at September 30, 2012 and June 30, 2012 consist of the following:

	September 30, 2012	June 30, 2012

Rights to use land	$6,732,568	$6,741,074
Approved drugs	16,629,933	16,650,944
Intangible assets	23,362,501	23,392,018
Less: accumulated amortization	2,630,258	2,433,792
Total	$20,732,243	$20,958,226

In September, 2011, Chengdu Tianyin acquired a use right of a parcel of land located at Qionglai, Chengdu with an area of approximately 33,700 square meters. The total cost is amortized over 48.1 years.

Amortization expense for the three month ended September 30, 2012 and 2011 was $199,449 and $158,055, respectively.

Note 7 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2012	June 30, 2012

Accounts payable	$1,423,549	$1,436,369
Accrued expenses	64,074	149,782
Total	$1,487,623	$1,586,151

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

Note 8 – Short-Term Bank Loans

Short-term bank loans consist of the following:

	September 30,	June 30,
	2012	2012
On July 29, 2011, the Company obtained a loan from China CITIC Bank, out of which the principal should be paid in full by July 29, 2012. The loan was further extended to 2013. The interest is calculated using an annual fixed interest rate of 7.216% and paid monthly. The loan was secured by the Company’s property and equipment, and guaranteed by Chengdu Tianyin Pharmaceutical Co., Ltd., a subsidiary of the Company.	$1,266,400	$1,268,000

On September 1, 2011, the Company obtained a loan from China Huaxia Bank in the amount of RMB 10 million, out of which the principal was to be paid in full by August 30, 2012. The loan was further extended to 2013. The interest is calculated using an annual fixed interest rate of 7.544% and paid monthly. The loan was designated to finance the operating activities of JCM and was guaranteed by Chengdu Tianyin Pharmaceutical Co., Ltd., a subsidiary of the Company, Guoqing Jiang, a shareholder of the Company, and Hongwei Ma, the minority shareholder of JCM.	$1,583,000	$1,585,000

TIANYIN PHARMACEUTICAL CO., INC.
Notes To Consolidated Financial Statements
(Unaudited)

Note 8 – Short-Term Bank Loans (Continued)

	September 30,	June 30,
	2012	2012
On February 29, 2012, the Company obtained a loan from China CITIC Bank, out of which the principal is to be paid in full by February 28, 2013.The interest is calculated using an annual fixed interest rate of 7.872% and paid monthly. The loan was secured by the Company’s property and equipment, and guaranteed by Chengdu Tianyin Pharmaceutical Co., Ltd., a subsidiary of the Company, Guoqing Jiang, a shareholder of the Company and Chengdu Jinniu District Rural Property Rights Transfer Financing Guarantee Co., Ltd., an unrelated party.	$1,583,000	$1,585,000

On March 21, 2012, the Company obtained a loan from China CITIC Bank, out of which the principal is to be paid in full by February 28, 2013.The interest is calculated using an annual fixed interest rate of 7.872% and paid monthly. The loan was secured by the Company’s property and equipment, and guaranteed by Chengdu Tianyin Pharmaceutical Co., Ltd., a subsidiary of the Company, Guoqing Jiang, a shareholder of the Company and Chengdu Jinniu District Rural Property Rights Transfer Financing Guarantee Co., Ltd., an unrelated party.	$1,583,000	$1,585,000

Total short-term bank loans	$6,015,400	$6,023,000

Note 9 – Trade Notes Payable

Trade notes payable consist of non-interest bearing promissory notes issued in connection with the acquisition of certain inventory and equipment. Balances outstanding as of September 30, 2012 and June 30, 2012 were $1,583,000 and $4,675,750, respectively.

Note 10 – Advances From Customer

As of September 30, 2012 and June 30, 2012, the Company had advances from customers of $1,139,760 and $-0-, respectively. These advances are interest-free and unsecured.

Note 11 – Income Taxes

Raygere is incorporated in the British Virgin Islands and is exempt from taxes on income and capital gains under the corporate tax laws therein.

The Company’s three operating subsidiaries, Chengdu Tianyin, TMT and JCM, are all incorporated in the PRC and subject to PRC income taxes. Chengdu Tianyin is a wholly foreign-owned enterprise subject to PRC Foreign Enterprise Income Tax (“FEIT”) and entitled to the preferential tax treatment for Opening Up its production facility in Western China in Sichuan Province. The applicable reduced preferential state EIT rate under this policy is 15% until December 31, 2010. Starting January 1, 2011, the effective tax rate for Chengdu Tianyin became 25%. TMT and JCM are both subject to PRC’s 25% flat tax rate for the quarters ended September 30, 2012 and 2011, the income tax provision for the Company was $583,048 and $619,067, respectively.

FASB ASC 740 (formerly Fin 48), Accounting for Uncertainty in Income Taxes,  clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in ASC 740 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company does not recognize any such benefits in the financial statements for the quarter ended September 30, 2012.

TIANYIN PHARMACEUTICAL CO., INC.
Notes To Consolidated Financial Statements
(Unaudited)

Note  12 – Stockholders’ Equity and Related Financing Agreements

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

By March 18, 2011, under the mandatory conversion agreement, the remaining 1,360,000 preferred shares were converted to common shares at 1:1 exchange ratio.

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

As of September 30, 2012, there were 29,332,791 common shares outstanding with -0- outstanding preferred shares.

Note 13 – Employee Welfare Plan

The Company has established an employee welfare plan in accordance with Chinese laws and regulations. Full-time employees of the Company in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. PRC labor regulations require that the Company accrue for these benefits based on a certain percentage of the employees’ salaries. The total contribution for such employee benefits was $214,389 and $165,947 for the three months ended September 30, 2012 and 2011, respectively.

TIANYIN PHARMACEUTICAL CO., INC.
Notes To Consolidated Financial Statements
(Unaudited)

Note 14 – Risk Factors

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be adversely influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. Specifically, the Company's business may be negatively influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 15 – Risk of Concentrations and Credit Risk

For the three months ended September 30, 2012 and 2011, no single customer accounted for more than 10% of the Company’s sales.

For the three months ended September 30, 2012 and 2011, one major vendor accounted for approximately 40% and 41% of the Company’s total purchases, respectively. Total purchases from this vendor were $4.03 million and $4.45 million for the three months ended September 30, 2012 and 2011, respectively.

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

	Three Months Ended September 30,
	2012	2011

Net income (numerator for diluted income per share)	$1,541,617	$1,525,240

Less: Dividend attributable to preferred stockholders	-	-

Net income attributable to common stockholders	$1,541,617	$1,525,240
(numerator for basic income per share)
Weighted average common shares	29,332,791	29,396,276
(denominator for basic income per share)

Effect of diluted securities:
Convertible preferred stock	-	-
Warrants	-	-

Weighted average common shares	29,332,791	29,396,276
(denominator for diluted income per share)

Basic net income per share	$0.05	$0.05
Diluted net income per share	$0.05	$0.05

TIANYIN PHARMACEUTICAL CO., INC.
Notes To Consolidated Financial Statements
(Unaudited)

Note 17 – Share-Based Payment

In March, April and November, 2009, the Company, in addition to cash compensations, granted to external service providers 45,000 restricted shares of common stock and options to purchase 195,000, 75,000 and 180,000 shares of common stock at $1.60, $2.00 and $3.28 per share, respectively, with all expected lives of 5 years. The fair value of each option granted is estimated on the measurement date per ASC 505-50 (formerly “EITF 96-18”) using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the fiscal years ended June 30, 2010: expected volatility of 121.47 percent and risk-free interest rate of 1.80 percent.

In July 2009, the Company, in addition to cash compensations, granted options to purchase 50,000 shares of common stock at $2.00 per share with both expected lives of 3 years to an external service. The fair value of each option granted is estimated on the measurement date per ASC 505-50 (formerly “EITF 96-18”) using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the fiscal years ended June 30, 2012: expected volatility of 121.47 percent and risk-free interest rate of 1.00 percent.

On July 15 2010, the Company’s Compensation Committee recommended an incentive compensation schedule for certain Company employees, which the Company's Board approved. Pursuant thereto, the Company issued 614,500 shares of common stock to certain employees. One-fourth of the total number of shares vested immediately on the date of issuance; One-fourth of the total number of shares had vested on October 15, 2010; and the remaining shares had vested on January 15, 2011.

Accordingly, an aggregate of $13,095 and  $-0- share based payments were recognized in the income statements as professional fees of external service providers for the three months ended September 30, 2012 and 2011, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Tianyin Pharmaceutical for the periods ended September 30, 2012 and 2011 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K  for the year ended June 30, 2012.

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

In June 2009, Chengdu Tianyin invested approximately $0.7 million (RMB 5 million) to establish a wholly-owned trading subsidiary, Chengdu Tianyin Medicine Trading Co., Ltd (“TMT”) for the sale and distribution of pharmaceutical products to optimize our business model through our distribution channels.

On August 21, 2009, Chengdu Tianyin, Sichuan Mingxin Pharmaceutical and an individual investor established Sichuan Jiangchuan Pharmaceutical Co., Ltd (“JCM”), whose major business is to produce macrolide antibiotic active pharmaceutical ingredients (API). Total registered capital of JCM is approximately $3.2 million (RMB 20 million), of which Chengdu Tianyin accounts for 87%. JCM is regarded as the foundation for a broader strategy to establish a significant presence in the macrolide antibiotics industry in China.

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

R&D for additional indications of flagship product Gingko Mihuan (GMOL)

Our flagship product Gingko Mihuan Oral Liquid (GMOL, SFDA certification number: H20013079; patent number: 20061007800225) contributes approximately 39% to our total revenue. Clinical application and information gathered from our physicians showed that in addition to our approved indication for GMOL: cardiovascular disorders, coronary heart disease and cerebral ischemic attack including strokes, off-label use of GMOL have been indicated in hepatic diseases and ophthalmological diseases. The validity of these observations is currently being investigated.

Jiangchuan Macrolide Project (JCM)

TPI has completed the 240-ton JCM facility for the R&D, manufacturing and sale of API and chemical intermediates of macrolide antibiotics. In January 2012, JCM was approved for its GMP certification designated as "CHUAN M0799," which is valid for the period of December 31, 2011 until December 31, 2015. The JCM underwent efficiency improvement and calibration for large scale production for the initial three months of operation. By July 2012, JCM has started producing macrolide API for TPI’s production of Azithromycin Dispersible Tablets (SFDA No: H20074145).

Tianyin Medicine Trading Distribution Business (TMT)

TMT is established to distribute products manufactured by both TPI and other pharmaceutical companies to fuel our expanding sales network as well as to provide synergy to our existing organic product portfolio. TMT has been distributing mainly TPI's own products since its inception in 2009. Since 2010, TPI has signed and later extended distribution contracts with Jiangsu Lianshui Pharmaceutical (“Lianshui”) to distribute Lianshui-branded generic injection products including cough suppressant, antibiotics, anti-inflammatory medicines and other healthcare indications. On average, TMT distribution revenue contributed approximately $3-5 million sales per quarter to our total revenue.

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

The QLF is estimated to be 80 mu or approximately 13 acres. Both pre-extraction plant and the formulation plant are to be relocated. The combined QLF plant, designed and constructed according to the latest GMP standards, is expected to relieve the current capacity saturation at TPI’s facilities. The re-location and construction cost is estimated at $25 million for Phase I which, when completed in the end of calendar year 2012, will expand the current capacity by 30%. For Phase II of the QLF project, an additional $10 million in capital investment may be made to double the current capacity by calendar year 2013 if demand is required.

Fiscal 2013 Guidance

We are assuming that continued pricing pressures in our marketplace will remain constant for the upcoming year as we expect further reforms to be undertaken in the healthcare marketplace in China. This will continue to put pressure on our revenue growth in 2013, but we believe that JCM and TMT distribution business may help us overcome these external pressures and allow us to deliver 2013 revenue growth of approximately 10% to 15%. Therefore, we reiterate our fiscal 2013 revenue projection of approximately $75 to $80 million along with a net margin of approximately 10%.

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

Our current facilities operate at approximately 90% of the total capacity on a 24 hour per day schedule. We are in the process of optimizing the usage of the remaining capacity and expanding the existing capacities to meet any increasing market demand that we witness.

Management will continue to evaluate the Company's business outlook and communicate any changes on a quarterly basis or as when appropriate.

Discussion on Operating Results

The following table shows the results of our business. All references to the results of operations and financial conditions are on a consolidated basis that includes Chengdu Tianyin, TMT and JCM.

Comparison of results for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011
	(In millions)
Sales	$16.0	$17.5
Cost of sales	$9.7	$11.7
Gross profit	$6.2	$5.9
Total operating expenses	$4.1	$3.7
Provision for income taxes	$0.6	$0.6
Net income	$1.5	$1.5
Less: Net (loss) attributable to noncontrolling interest	$(0.0)	$(0.0)
Foreign currency translation adjustment	$(0.1)	$0.9
Comprehensive income	$1.4	$2.5

Sales for the quarter ended September 30, 2012 was $16.0 million, a decrease of 8.6% as compared to $17.5 million for the quarter ended September 30, 2011. The sales decrease was predominately the result of continuous generic pricing pressure amid healthcare reform further augmented by continued restrictive government policies to prioritize the Essential Drug List (EDL) drug sales.  This simultaneously reduced the sales of our higher margin generic pharmaceuticals. However, on a positive note we did observe a stabilization of the pricing trends from a year earlier while comparing the revenue for the quarter ended September 30, 2011 with the respective period in 2010.

Our top five product sales are: Gingko mihuan oral liquid (GMOL) for stroke and cardiovascular disorders: $6.3 million; Mycophenolate mofetil capsules (MM) for renal transplant: $1.78 million; Azithromycin tablets (AZI) for infection: $0.95 million; Qingre jiedu oral liquid (QR): $0.94 million and Qianlie Shule capsules (QS) for prostate conditions: $0.42 million. These products totaled $10.4 million in sales, representing 62% of the quarterly revenue. The previous two core products Apu Shuangxin (Apu) and Xuelian Chongcao (XLCC) which are not covered by EDL or National Reimbursement List (NRL) lists have not reached the level to be included in the top five products mainly caused by the healthcare reform regulations that favor EDL and NRL drugs. Compared with a year earlier, the total core product sales have risen significantly from the $5.6 million for the quarter ended September 30, 2011 mainly due to the significant rise of GMOL sales: a 117% growth from $2.9 million for the quarter ended September 30, 2011. The strong sale momentum in GMOL, in our opinion, is a result of the inclusion of GMOL in a number of Provincial EDL such as the provinces of Henan and Shandong and the City of Chongqing. We expect the trend to continue for the remainder of fiscal year 2013.

Cost of Sales for the quarter ended September 30, 2012 was $9.7 million or 60.6% of sales, as compared to $11.7 million or 66.9% of sales for the quarter ended September 30, 2011. Our cost of sales primarily consists of the costs of direct raw materials (85% of the cost of goods sold) and production cost (15% of cost of goods sold). The percentage decrease in our cost of sales from the previous period was predominately attributable to a greater mix of higher margin products augmented by a leveling off of the pricing pressures in our lower margin generic products portfolio. While our market analysis has not yet fully affirmed a trend of continuous margin improvement we do believe that present sales data supports a flattening and slightly positive trend in our Cost of Sales. The contribution from our distribution business through TMT amounted to $3.9 million at 11% gross margin.

Gross Margin for the quarter ended September 30, 2012 was 39.1% as compared to 33.4% for the quarter ended September 30, 2011. As discussed above in the segment of costs of sales, our gross margin improved predominately as a result of a greater mix of higher margin products being sold during the period supported by a leveling off of negative pricing pressures in our lower margin generic portfolio. We expect that our overall gross margin in the near term, on a quarter to quarter comparison basis will likely improve from last year based upon continued improvement of our portfolio mix of higher margin products.

Operating Expenses were $4.1 million for the quarter ended September 30, 2012, as compared to $3.7 million for the quarter ended September 30, 2011. The increase in operating expenses was mainly associated with an increase in sales and marketing costs.

Net Income was $1.5 million with a net margin of 9.8% for the quarter ended September 30, 2012, as compared to net income of $1.5 million with net margin of 8.7% for the quarter ended September 30, 2011. This was predominately a direct result of improvements in our gross margins.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $(0.10) million as of September 30, 2012. The balance sheet amounts with the exception of equity as of September 30, 2012 were translated at 6.3340 RMB to 1.00 US dollar as compared to 6.4018 RMB to 1.00 US dollar as of September 30, 2011. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the quarters ended September 30, 2012 and 2011 were the average exchange rates during the years.

Comprehensive Income that includes the currency adjustment to net income was $1.5 million for the quarter ended September 30, 2012, as compared to the comprehensive income of $2.5 million for the quarter ended September 30, 2011. The net comprehensive income decrease is $1.0 million.

Liquidity and Capital Resources

Discussion of Cash Flow ($ in millions)

	For the three months ended September 30,
	2012	2011

Cash provided by operating activities	$0.48	$3.6
Cash used in investing activities	-	(2.7)
Cash provided by financing activities	1.9	0.03

Operating activities

As of September 30, 2012, we had working capital totaling $44.2 million, including cash and cash equivalents of $37.5 million. Net cash generated in operating activities was $0.48 million for the three months ended September 30, 2012 as compared with net cash generated from operating activities as $3.6 million for the three months ended September 30, 2011. The net decrease in operating cash flow was predominately the result of; 1) an increase in the payment of trade notes payable of $3.1 million that was due this quarter, 2) a decrease of inventory of $1.4 million, and 3) an increase of advance from customer of $1.1 million. We believe that TPI is adequately funded to meet all of our working capital and capital expenditure needs for fiscal year 2013.

Investing activities

We had no net cash used in investing activities for the three months ended September 30, 2012 and $2.7 million in the three months ended September 30, 2011.  We expect further increases in investing activities in association with our QLF relocation throughout the remainder of our fiscal year 2013.

Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2012 and 2011, respectively, totaled $1.9 million and $0.03 million. The increase in cash flows from our financing activities was mainly due to 1) a decrease of restricted cash in the amount of $3.4 million related to the payment of trade notes payable during this period; and 2) a decrease of proceeds from short-term bank loan of $1.6 million.

Borrowings and Credit Facilities

The short-term bank borrowings outstanding as of September 30, 2012 and 2011 were $6.0 million and $4.4 million, respectively. We paid an average interest rate of 7.775% and 6.383% per annum, respectively. These loans were made from CITIC Bank and Huaxia Bank, secured by Chengdu Tianyin's property and equipment, Guoqing Jiang, a shareholder of the Company and Chengdu Jinniu District Rural Property Rights Transfer Financing Guarantee Co., Ltd., an unrelated party. The loans do not contain any additional financial covenants or restrictions. The borrowings have one-year terms and contain no specific renewal terms.

Stock Repurchase Program

On October 27, 2008, the Board of Directors authorized the Company to repurchase up to $3.0 million of its common stock from time to time in the open-market or through privately negotiated transactions. The Company's original announcement stated that the buyback would be conducted through January 2009, but we did not repurchase the full amount and in late 2011, the Company resumed the stock repurchase program. As of September 30, 2012, a total of 113,485 shares had been bought back at prevailing market prices. Shares purchased were retired to treasury. Due to various regulatory restrictions in China and costs incurred during the conversion from Chinese RMB into US Dollars, the repurchase of stocks was limited by both the availability of US Dollars as well as the various requirements for our ongoing capital expenditure projects.

Changes in Equity

Common Stock Activity during the Three Months Ended September 30, 2012

Common Stock
Outstanding, June 30, 2012	29,332,791
Warrants, option exercises	-
Outstanding, September 30, 2012	29,332,791

During the three months ended September 30, 2012, there have been no activities related to warrants exercise or option exercises.

Critical Accounting Policies and Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended June 30, 2012, for disclosures regarding TPI’s critical accounting policies and estimates, as well as updates further disclosed in our interim financial statements as described in this Form 10-Q.

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

As of the end of the fiscal year ended June 30, 2011, our management identified the following material weaknesses:

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

We expect that we can fully implement and maintain the above-mentioned remediation plan by the end of fiscal year 2013, at which time we will reassess whether we have successfully eliminated the above-mentioned material weaknesses.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred since the filing of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q for the quarter ended September 30, 2012 to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    November 14, 2012

TIANYIN PHARMACEUTICAL CO., INC.

By:	/s/ Dr. Guoqing Jiang
Name:	Dr. Guoqing Jiang
Title :	Chairman, Chief Executive Officer, Chief Accounting Officer

By:	/s/ Dr. James Jiayuan Tong
Name:	Dr. James Jiayuan Tong
Title :	Chief Financial Officer,
Director