Form 10-Q
period 2012-12-31
TIANYIN PHARMACEUTICAL CO., INC.
filed 2013-02-14
CIK 1362718

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐(do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes ☐ No ☒

As of February 14, 2013, we are authorized to issue up to 50,000,000 shares of Common Stock, par value US$.001 per share and 10,000,000 shares of Series A Preferred Stock, of which 29,332,791 and -0-, respectively are currently issued and outstanding.

Tianyin Pharmaceutical Co., Inc.
Consolidated Balance Sheets

	December 31,	June 30,
	2012	2012
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$25,439,653	$35,152,295
Restricted cash	-	3,534,550
Accounts receivable, net of allowance for doubtful accounts of $114,006
and $113,862 at December 31, 2012 and June 30, 2012, respectively	10,500,199	11,272,367
Inventory	6,970,478	5,863,013
Advance payments	-	642,075
Other current assets	451,358	436,664
Total current assets	43,361,688	56,900,964

Property and equipment, net	32,848,630	26,458,349

Intangibles, net	20,584,589	20,958,226

Advance payments – construction and equipment	5,300,580	-

Goodwill	206,310	-

Total assets	$102,301,797	$104,317,539

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$1,268,655	$1,586,151
Accounts payable – construction related	411,938	740,832
Short-term bank loans	6,030,600	6,023,000
Trade notes payable	-	4,675,750
Income tax payable	667,583	804,595
Other taxes payable	468,545	500,782
Other current liabilities	434,017	466,982
Total current liabilities	9,281,338	14,798,092

Total liabilities	9,281,338	14,798,092

Equity
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized,
29,332,791 shares issued and outstanding at December 31, 2012
and June 30, 2012, respectively	29,446	29,446
Additional paid-in capital	30,122,632	30,104,902
Treasury stock	(135,925)	(135,925)
Statutory reserve	6,120,143	6,120,143
Retained earnings	48,427,896	45,022,329
Accumulated other comprehensive income	8,214,490	8,100,526
Total stockholders’ equity	92,778,682	89,241,421

Noncontrolling interest	241,777	278,026

Total equity	93,020,459	89,519,447

Total liabilities and equity	$102,301,797	$104,317,539

The accompanying notes are an integral part of these consolidated financial statements.

Tianyin Pharmaceutical Co., Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Sales	$17,603,298	$18,236,701	$33,574,995	$35,765,279

Cost of sales	10,799,516	12,148,399	20,527,509	23,823,928

Gross profit	6,803,782	6,088,302	13,047,486	11,941,351

Operating expenses:
Selling expenses	2,885,087	2,801,630	5,646,525	5,278,956
General and administrative expenses	1,097,854	1,022,039	2,219,387	2,041,161
Research and development	222,423	210,784	438,353	421,499
Total operating expenses	4,205,364	4,034,453	8,304,265	7,741,616

Income from operations	2,598,418	2,053,849	4,743,221	4,199,735

Other income (expenses):
Interest income	31,842	43,246	99,444	78,207
Interest expense	(113,468)	(82,930)	(221,872)	(132,775)
Gain on disposal of fixed assets	-	229,110	-	229,110
Other expenses	-	(5,115)	-	(9,833)
Total other income (expenses)	(81,626)	184,311	(122,428)	164,709

Income before provision for income tax	2,516,792	2,238,160	4,620,793	4,364,444

Provision for income tax	668,762	556,590	1,251,810	1,175,657

Net income	1,848,030	1,681,570	3,368,983	3,188,787

Less: Net loss attributable to
noncontrolling interest	(15,920)	(56,035)	(36,584)	(74,058)

Net income attributable to Tianyin
Pharmaceutical Co., Inc.	$1,863,950	$1,737,605	$3,405,567	$3,262,845

Basic earnings per share	$0.06	$0.06	$0.12	$0.11
Diluted earnings per share	$0.06	$0.06	$0.12	$0.11

Weighted average number of common
shares outstanding
Basic	29,332,791	29,396,276	29,332,791	29,396,276
Diluted	29,332,791	29,396,276	29,332,791	29,396,276

The accompanying notes are an integral part of these consolidated financial statements.

Tianyin Pharmaceutical Co., Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Net income	$1,848,030	$1,681,570	$3,368,983	$3,188,787

Other comprehensive income
Foreign currency translation adjustment	226,799	567,535	114,299	1,515,042

Comprehensive income	2,074,829	2,249,105	3,483,282	4,703,829

Less: comprehensive income (loss)
attributable to noncontrolling interest	(15,225)	(52,025)	(36,249)	185,379

Comprehensive income attributable to
Tianyin Pharmaceutical Co., Inc.	$2,090,054	$2,301,130	$3,519,531	$4,518,450

The accompanying notes are an integral part of these consolidated financial statements.

Tianyin Pharmaceutical Co., Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net Income	$3,368,983	$3,188,787
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,171,649	518,131
Gain on disposal of fixed assets	-	(229,110)
Share-based payments	17,730	-
Provision for bad debts	-	43,726
Changes in current assets and current liabilities:
Accounts receivable	786,045	46,185
Inventory	(1,099,581)	908,557
Advance payments	642,602	1,662,080
Other current assets	(14,137)	(154,593)
Accounts payable and accrued expenses	(319,349)	608,143
Accounts payable – construction related	(329,684)	(579,391)
Trade notes payable	(4,679,585)	2,665,260
Income tax payable	(137,967)	(345,177)
Other taxes payable	(32,854)	(386,642)
Other current liabilities	(33,539)	(31,265)
Total adjustments	(4,028,670)	4,725,904

Net cash provided by(used in) operating activities	(659,687)	7,914,691

Cash flows from investing activities:
Additions to property and equipment	(1,002,716)	(2,836)
Proceeds from disposal of fixed assets	-	377,164
Advance payments – construction and equipment	(5,298,242)	-
Additions of construction in progress	(6,123,118)	(136,400)
Acquisition of subsidiary–Hengshuo (HSP)	(206,219)	-
Additions to intangible assets – approved drugs	-	(768,222)
Additions to intangible assets – land use right	-	(1,822,780)

Net cash used in investing activities	(12,630,295)	(2,353,074)

Cash flows from financing activities:
Restricted cash	3,537,449	(3,104,244)
Proceeds from short-term bank loans	-	1,567,800

Net cash provided by(used in) financing activities	3,537,449	(1,536,444)

Effect of foreign currency translation on cash	39,891	1,158,325

Net increase(decrease) in cash and cash equivalents	(9,712,642)	5,183,498

Cash and cash equivalents – beginning	35,152,295	31,724,906

Cash and cash equivalents – ending	$25,439,653	$36,908,404

Supplemental disclosures of cash activities
Cash paid for interest	$221,872	$132,775
Cash paid for income taxes	$1,390,391	$1,560,653

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

In June 2009, Chengdu Tianyin invested approximately $0.7 million (RMB 5 million) to establish a wholly-owned trading subsidiary, Chengdu Tianyin Medicine Trading Co., Ltd (“Tianyin Medicine Trading” or “TMT”) for sales and distribution of medicine produced by Chengdu Tianyin. As of December 31, 2012, the financial results of TMT are consolidated into the consolidated financial statements presented herein.

On August 21, 2009, Sichuan Jiangchuan Pharmaceutical Co., Ltd (“Sichuan Jiangchuan” or “JCM”) was established by Chengdu Tianyin, Sichuan Mingxin Pharmaceutical and an individual investor with crude drug production as its major business. Total registered capital of Sichuan Jiangchuan is approximately $3.2 million (RMB 20 million), of which Chengdu Tianyin accounts for 87%. As of December 31, 2012, registered capital of $3.2 million has been invested and the results of JCM are consolidated into the consolidated financial statements presented herein.

In order to facilitate a favorable tax treatment for Chengdu Tianyin’s Qionglai County Facility (QLF), on August 29, 2012, Chengdu Tianyin entered into a Share Transfer Agreement (the "Agreement") with the two existing shareholders of Sichuan Hengshuo Pharmaceutical Co., Ltd (“Sichuan Hengshuo” or “HSP”). The share transfer was completed on November 30, 2012 by which Chengdu Tianyin acquired 100% ownership of HSP, a PRC company, for a total consideration of $206,310 (RMB 1.3 million). As of December 31, 2012, the financial results of HSP are consolidated into the consolidated financial statements presented herein. The purchase price of $206,310 was assigned to goodwill as the net assets of HSP were minimal at the date of acquisition (see Note 8).

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America (US GAAP). The consolidated financial statements include the accounts of Tianyin Pharmaceutical  Co., Inc and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with US GAAP applicable to interim financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by US GAAP for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

In preparing the accompanying unaudited consolidated financial statements, we evaluated the period from December 31, 2012 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

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

Reclassification

Certain amounts as of June 30, 2012 and December 31, 2011 were reclassified for presentation purpose.

Note 3 – Accounts Receivable

Accounts receivable are stated at original invoice amount less allowance for doubtful accounts based on management’s periodic review of aging of outstanding balances and customer credit history. Allowance for doubtful accounts amounted to $114,006 and $113,862 as of December 31, 2012 and June 30, 2012, respectively.

Note 4– Inventory

Inventory as of December 31, 2012 and June 30, 2012 consists of the following:
	December 31, 2012	June 30, 2012

Raw materials	$1,523,406	$931,768
Packaging supplies	449,273	460,198
Work in process	2,693,969	2,243,517
Finished goods	2,303,830	2,227,530
Subtotal	6,970,478	5,863,013
Less: Inventory reserve	-	-
Total	$6,970,478	$5,863,013

Note 5 – Advance Payments – Construction and equipment

The Company has an ongoing  Qionglai construction/relocation (QLF) project which involves the construction of both pre-extraction plant and the formulation plant whose combined capacity, designed and constructed according to the latest GMP standards, is expected to relieve the current capacity saturation at Chengdu Tianyin’s facilities. In connection with this project, the Company made advance payments to certain vendors to purchase construction materials and related equipment. These payments will be reclassified into construction in progress once the materials and related equipment are received and used in the construction project. As of December 31, 2012, the advance payments made for construction was $5,300,580.

Note 6– Property and Equipment

Property and equipment as of December 31, 2012 and June 30, 2012 consists of the following:
	December 31, 2012	June 30, 2012

Buildings	$14,842,909	$14,824,203
Machinery and equipment	13,562,823	12,575,932
Office equipment and furniture	99,906	67,684
Vehicles	67,924	67,839
Subtotal	28,573,562	27,535,658
Less: Accumulated depreciation	4,389,952	3,613,310
	24,183,610	23,922,348
Add: Construction in progress	8,665,020	2,536,001

Total	$32,848,630	$26,458,349

Depreciation expense for the three months ended December, 2012 and 2011 was $387,488 and $72,196, respectively. The depreciation expenses for the six months ended December 31, 2012 and 2011 was $771,743 and $200,809, respectively.

Note 7– Intangible Assets

Intangible assets as of December 31, 2012 and June 30, 2012 consist of the following:
	December 31, 2012	June 30, 2012

Rights to use land	$6,749,580	$6,741,074
Approved drugs	16,671,955	16,650,944
Intangible assets	23,421,535	23,392,018
Less: accumulated amortization	2,836,946	2,433,792
Total	$20,584,589	$20,958,226

In September, 2011, Chengdu Tianyin acquired a use right of a parcel of land located at Qionglai, Chengdu with an area of approximately 33,700 square meters. The total cost is amortized over 48.1 years.

Amortization expense for the three months ended December 31, 2012 and 2011 was $200,457 and $159,267, respectively.  Amortization expense for the six months ended December 31, 2012 and 2011 was $399,906 and $317,322, respectively.

Note 8 – Goodwill

On August 29, 2012, Chengdu Tianyin completed its acquisition of 100% equity interest in Sichuan Hengshuo for $206,310. Goodwill, which is equal to the excess of cost over the fair value of acquired assets, has been recorded in conjunction with the acquisition. Goodwill is accounted for in accordance with ASC 350 (formerly SFAS 142). Under ASC 350, goodwill is not amortized and is subject to impairment test, at least annually, when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The test of goodwill impairment consists of two steps. First, the identification of potential impairment is performed by comparing the fair value of the reporting unit to its carrying amount, including goodwill. The Company estimates the fair value of the reporting unit using a discounted cash flow (“DCF”) model. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 450-10 (formerly SFAS No 141(R)), “Business Combinations”.

Note 9 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2012	June 30, 2012

Accounts payable	$1,253,655	$1,436,369
Accrued expenses	15,000	149,782
Total	$1,268,655	$1,586,151

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

Note 10 – Short-Term Bank Loans

Short-term bank loans consist of the following:

	December 31,	June 30,
	2012	2012
On July 29, 2011, the Company obtained a loan from China CITIC Bank, out of which the principal should be paid in full by July 29, 2012. The loan was further extended to 2013. The interest is calculated using an annual fixed interest rate of 7.216% and paid monthly. The loan was secured by the Company’s property and equipment, and guaranteed by Chengdu Tianyin Pharmaceutical Co., Ltd., a subsidiary of the Company.	$1,269,600	$1,268,000

On September 1, 2011, the Company obtained a loan from China Huaxia Bank in the amount of RMB 10 million, out of which the principal was to be paid in full by August 30, 2012. The loan was further extended to 2013. The interest is calculated using an annual fixed interest rate of 7.544% and paid monthly. The loan was designated to finance the operating activities of JCM and was guaranteed by Chengdu Tianyin Pharmaceutical Co., Ltd., a subsidiary of the Company, Guoqing Jiang, a shareholder of the Company, and Hongwei Ma, the minority shareholder of JCM.	$1,587,000	$1,585,000

On February 29, 2012, the Company obtained a loan from China CITIC Bank, out of which the principal is to be paid in full by February 28, 2013.The interest is calculated using an annual fixed interest rate of 7.872% and paid monthly. The loan was secured by the Company’s property and equipment, and guaranteed by Chengdu Tianyin Pharmaceutical Co., Ltd., a subsidiary of the Company, Guoqing Jiang, a shareholder of the Company and Chengdu Jinniu District Rural Property Rights Transfer Financing Guarantee Co., Ltd., an unrelated party.	$1,587,000	$1,585,000

On March 21, 2012, the Company obtained a loan from China CITIC Bank, out of which the principal is to be paid in full by February 28, 2013.The interest is calculated using an annual fixed interest rate of 7.872% and paid monthly. The loan was secured by the Company’s property and equipment, and guaranteed by Chengdu Tianyin Pharmaceutical Co., Ltd., a subsidiary of the Company, Guoqing Jiang, a shareholder of the Company and Chengdu Jinniu District Rural Property Rights Transfer Financing Guarantee Co., Ltd., an unrelated party.	$1,587,000	$1,585,000

Total short-term bank loans	$6,030,600	$6,023,000

Note 11– Income Taxes

Raygere is incorporated in the British Virgin Islands and is exempt from taxes on income and capital gains under the corporate tax laws therein.

The Company’s three operating subsidiaries, Chengdu Tianyin, TMT and JCM, are all incorporated in the PRC and subject to PRC income taxes.   Chengdu Tianyin is a wholly foreign-owned enterprise subject to PRC Foreign Enterprise Income Tax (“FEIT”) and entitled to the preferential tax treatment for opening up its production facility in Western China in Sichuan Province. The applicable reduced preferential state EIT rate under this policy was 15% until December 31, 2010. Starting January 1, 2011, the effective tax rate for Chengdu Tianyin became 25%. TMT and JCM are both subject to PRC’s 25% flat tax rate. For the six months ended December 31, 2012 and 2011, the income tax provision for the Company was $1,251,810 and $1,175,657, respectively.

FASB ASC 740 (formerly Fin 48), Accounting for Uncertainty in Income Taxes,  clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in ASC 740 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company did not recognize any such benefits in the financial statements for the quarter  ended December 31, 2012.

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

As of December 31, 2012, there were 29,332,791 common shares outstanding with -0- outstanding preferred shares.

Note 13 – Employee Welfare Plan

The Company has established an employee welfare plan in accordance with Chinese laws and regulations. Full-time employees of the Company in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. PRC labor regulations require that the Company accrue for these benefits based on a certain percentage of the employees’ salaries. The total contribution for such employee benefits was $426,351 and $318,178 for the six months ended December 31, 2012 and 2011, respectively.

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

Note 15 – Risk of Concentrations and Credit Risk

For the six months ended December 31, 2012, one customer accounted for 13% of the Company’s sales.  Total sales to the customer were $4,338,245. For the six months ended December 31, 2011, no single customer accounted for more than 10% of the Company’s sales.

For the six months ended December 31, 2012, two vendors accounted for approximately 47% of the Company’s total purchases. For the six months ended December 31, 2011, one vendor accounted for approximately 46% of the Company’s total purchases. Total purchases from these vendors were $9.6 million and $7.9 million for the six months ended December 31, 2012 and 2011, respectively.

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

Note 16 – Earnings Per Share

The Company presents earnings per share (“EPS”) on a basic and diluted basis. Basic earnings per share have been computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share have been computed by dividing income available to common shareholders plus convertible preferred dividends and interest expense (after-tax) on convertible debt by the weighted average number of common shares outstanding including the dilutive effect of equity securities. The weighted average number of common shares calculated for diluted EPS excludes the potential common stock that would be exercised under the options and warrants granted to officers because the inclusion of the potential shares from these options and warrants would cause an antidilutive effect by increasing the net earnings per share.

	Three Months Ended December 31,
	2012	2011

Net income (numerator for diluted income per share)	$1,863,950	$1,737,605

Less: Dividend attributable to preferred stockholders	-	-

Net income attributable to common stockholders	$1,863,950	$1,737,605
(numerator for basic income per share)
Weighted average common shares	29,332,791	29,396,276
(denominator for basic income per share)

Effect of diluted securities:
Convertible preferred stock	-	-
Warrants	-	-

Weighted average common shares	29,332,791	29,396,276
(denominator for diluted income per share)

Basic earnings per share	$0.06	$0.06
Diluted earnings per share	$0.06	$0.06

	Six Months Ended December 31,
	2012	2011

Net income (numerator for diluted income per share)	$3,405,567	$3,262,845

Less: Dividend attributable to preferred stockholders	-	-

Net income attributable to common stockholders	$3,405,567	$3,262,845
(numerator for basic income per share)
Weighted average common shares	29,332,791	29,396,276
(denominator for basic income per share)

Effect of diluted securities:
Convertible preferred stock	-	-
Warrants	-	-

Weighted average common shares	29,332,791	29,396,276
(denominator for diluted income per share)

Basic earnings per share	$0.12	$0.11
Diluted earnings per share	$0.12	$0.11

Note 17 – Share-Based Payment

In March, April and November, 2009, the Company, in addition to cash compensation, granted to external service providers 45,000 restricted shares of common stock and options to purchase 195,000, 75,000 and 180,000 shares of common stock at $1.60, $2.00 and $3.28 per share, respectively, with expected lives of 5 years for all. The fair value of each option granted was estimated on the measurement date per ASC 505-50 (formerly “EITF 96-18”) using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the fiscal year ended June 30, 2010: expected volatility of 121.47 percent and risk-free interest rate of 1.80 percent.

In July 2009, the Company, in addition to cash compensations, granted options to purchase 50,000 shares of common stock at $2.00 per share with expected life of 3 years to an external service provider. The fair value of each option granted is estimated on the measurement date per ASC 505-50 (formerly “EITF 96-18”) using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the fiscal year ended June 30, 2012: expected volatility of 121.47 percent and risk-free interest rate of 1.00 percent.

On July 15 2010, the Company’s Compensation Committee recommended an incentive compensation schedule for certain Company employees, which was approved by the Company's Board. Pursuant thereto, the Company issued 614,500 shares of common stock to certain employees. One-fourth of the total number of shares vested immediately on the date of issuance; one-fourth of the total number of shares had vested on October 15, 2010; and the remaining shares had vested on January 15, 2011.

Accordingly, an aggregate of $17,730 and  $-0- share based payments were recognized in the income statements as professional fees of external service providers for the six months ended December 31, 2012 and 2011, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Tianyin Pharmaceutical Co., Inc. for the periods ended December 31, 2012 and 2011 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K  for the year ended June 30, 2012.

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

Established in 1994, Chengdu Tianyin Pharmaceutical Co., Ltd (“Chengdu Tianyin”) is a pharmaceutical company that manufactures and sells modernized TCMs and branded generics. The current management acquired 100% of the equity interest of Chengdu Tianyin in 2003. On October 30, 2007, Grandway completed the acquisition of the 100% of the equity interest and now owns 100% of the equity interest of Chengdu Tianyin.

In June 2009, Chengdu Tianyin invested approximately $0.7 million (RMB 5 million) to establish a wholly-owned trading subsidiary, Chengdu Tianyin Medicine Trading Co., Ltd (“TMT”) for the sale and distribution of pharmaceutical products to optimize our business model through our distribution channels.

On August 21, 2009, Chengdu Tianyin, Sichuan Mingxin Pharmaceutical and an individual investor established Sichuan Jiangchuan Pharmaceutical Co., Ltd (“JCM”), whose major business is to produce macrolide antibiotic active pharmaceutical ingredients (API). Total registered capital of JCM is approximately $3.17 million (RMB 20 million), of which Chengdu Tianyin accounts for 87%. JCM is regarded as the foundation for a broader strategy to establish a significant presence in the macrolide antibiotics industry in China.

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

Jiangchuan Macrolide Project (JCM)

TPI has completed the 240-ton JCM facility for the R&D, manufacturing and sale of API and chemical intermediates of macrolide antibiotics. In January 2012, JCM was approved for its GMP certification designated as "CHUAN M0799," which is valid for the period of December 31, 2011 until December 31, 2015. After an initial three month period of efficiency improvement and calibration for large scale production, JCM has started producing macrolide API for TPI’s production of Azithromycin Dispersible Tablets (SFDA No: H20074145) since July 2012. Currently the monthly production capacity of JCM is 10 tons of Azithromycin macrolide API.

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

Pre-extraction and formulation plant development at Qionglai Facility (QLF)

In preparation for the new Good Manufacturing Practice (GMP) standards stipulated by the PRC government in early 2011, TPI initiated the process of optimizing the manufacturing facilities and production lines in compliance with the new GMP standards by the end of 2013. Concurrently, the city of Chengdu has re-designated various industrial parks for particular industries such as automobile, biotechnologies, pharmaceuticals and chemical engineering. As a consequence, TPI’s current manufacturing facility at the Longquan district, east of Chengdu, which is designated for use by the automotive industry, is scheduled to be relocated to Qionglai city, south of Chengdu, which is designated for use by the pharmaceutical industry. The Qionglai facility (QLF) is approximately 18 miles from the Company’s recently completed JCM facility. The proposed relocation project also includes our TCM pre-extraction plant, which is located near the center of city of Chengdu, a rapidly expanding residential area.

The QLF is estimated to be 80 mu or approximately 13 acres. Both pre-extraction plant and the formulation plant are to be relocated. The combined QLF plant, designed and constructed according to the latest GMP standards, is expected to relieve the current capacity saturation at TPI’s facilities. The re-location and construction cost is estimated at $25 million for Phase I, which is scheduled to be completed in the first half of 2013 calendar year and will expand the current capacity by 30%. For Phase II of the QLF project, an additional $10 million in capital investment may be made to double the current capacity in the following years if it is so required.

In order to facilitate a favorable tax treatment for Chengdu Tianyin at Qionglai County where QLF is located, Chengdu Tianyin entered into a Share Transfer Agreement (the "Agreement") with the shareholders of Sichuan Hengshuo Pharmaceutical Co., Ltd (“Sichuan Hengshuo” or “HSP”) to acquire 100% ownership of HSP, a PRC pharmaceutical trading company for a total consideration of approximately $0.2 million (RMB 1.3 million). The share transfer was closed on November 30, 2012, and Chengdu Tianyin now owns 100% of HSP and Dr. Guoqing Jiang has become the legal representative of the acquired entity. As of December 31, 2012, results of HSP are consolidated into the consolidated financial statements presented herein. HSP has not been in operation since the closing.

Fiscal 2013 Guidance

We believe restrictive pricing pressures in our general marketplace may continue for the remainder of our fiscal year 2013. We also expect that additional reforms maybe undertaken in the general healthcare industry in China, which could continue to restrict our revenue growth. We believe the results in our JCM and TMT distribution business along with the performance in our core product portfolio may help us overcome those external market pressures and allow us to deliver positive 2013 revenue growth in the range of approximately 10% to 15%. We reiterate our fiscal 2013 revenue projection of approximately $75 to $80 million along with a net margin of approximately 10%.

We believe the following factors will influence the future growth perspectives of our Company:

1)	Market expansion and revenue growth of TPI’s core product portfolio led by its flagship product Gingko Mihuan, Azithromycin and other major products
2)	Ramp up of our JCM revenue in the fiscal year 2013
3)	The gradual stabilization of generic sales under progressive pricing restrictions as a result of the ongoing healthcare reform in China
4)	Steady TMT distribution revenue contribution
5)	QLF relocation and smooth transition of production capacity

Our current facilities operate at approximately 90% of the total capacity on a 24 hour per day schedule. We are in the process of optimizing the usage of the remaining capacity and expanding the existing capacities to meet any potential additional market demand.

Management will continue to evaluate the Company's business outlook and communicate any changes on a quarterly basis or as when appropriate.

Discussion on Operating Results

The following table shows the results of our business. All references to the results of operations and financial conditions are on a consolidated basis that includes Chengdu Tianyin, TMT, JCM and HSP.

Comparison of results for the three months ended December 31, 2012 and 2011:

	Three Months Ended December 31,
	2012	2011
	(In millions)
Sales	$17.6	$18.2
Cost of sales	$10.8	$12.1
Gross profit	$6.8	$6.0
Total operating expenses	$4.2	$4.0
Income from operations	$2.6	$2.1
Income before taxes	$2.5	$2.2
Provision for income taxes	$0.7	$0.6
Net income	$1.8	$1.7
Less: Net (loss) attributable to noncontrolling interest	$(0.0)	$(0.0)
Foreign currency translation adjustment	$0.2	$0.6
Comprehensive income	$2.1	$2.3

Sales for the quarter ended December 31, 2012 was $17.6 million, a decrease of 3.3% as compared to $18.2 million for the quarter ended December 31, 2011. The sales decrease was mainly due to the healthcare reforms presently occurring in China which have resulted in restrictive pricing policies on generic drug sales.

In the quarter ended December 31, 2012 our top five core product sales were:

1.	Gingko mihuan oral liquid (GMOL) for stroke and cardiovascular disorders: $6.5 million
2.	Mycophenolate mofetil capsules (MM) for renal transplant: $2.2 million
3.	Azithromycin tablets (AZI) for infection: $1.0 million
4.	Qingre jiedu oral liquid (QR): $0.8 million
5.	Qianlie Shule capsules (QS) for prostate conditions: $0.38 million

These core products totaled $10.9 million in sales, representing 62% of our quarterly revenue ended December 31, 2012, compared to a year earlier, core products totaled $7.5 million, 41% of quarterly revenue ended December 31, 2011.  The increase in sales of our core products was primarily the result of GMOL sales increasing 51% from $4.3 million in the quarter ended December 31, 2011 to $6.5 million in the quarter ended December 31, 2012.  We believe the sales momentum of GMOL was attributable to the inclusion of GMOL in a number of Provincial EDL lists, such as the provinces of Henan and Shandong and the City of Chongqing. As a result of not being on the EDL or National Reimbursement List (NRL) lists our previous two core products, Apu Shuangxin (Apu) and Xuelian Chongcao (XLCC) did not generate sufficient sales to be included in our top five products for the quarter ended December 31, 2012. The contribution from our distribution business through TMT amounted to $4.6 million at 13% gross margin in the quarter ended December 31, 2012. We expect continuous pricing stabilization in our generic products as well as in our core product portfolio in fiscal year 2013.

Cost of Sales for the quarter ended December 31, 2012 was $10.8 million or 61.3% of sales, as compared to $12.1 million or 66.6% of sales for the quarter ended December 31, 2011. Our cost of sales primarily consists of the costs of direct raw materials (85% of the cost of goods sold) and production cost (15% of cost of goods sold). The percentage decrease in our cost of sales compared with a year earlier was mainly attributable to a greater mix of higher margin products augmented by a pricing stabilization of our lower margin generic products portfolio. While a trend of continuous margin improvement has not yet been affirmed, the present sales data supports a flattening and slightly positive trend in our Cost of Sales.

Gross Margin for the quarter ended December 31, 2012 was 38.7% as compared to 33.4% for the quarter ended December 31, 2011. As discussed above in the segment of costs of sales, our gross margin improved, predominately as a result of a greater mix of higher margin products being sold during the period, supported by a leveling off of negative pricing pressures in our lower margin generic portfolio. We expect that our overall gross margin in the near term, on a quarter to quarter comparison basis, will likely improve from last year based upon continued improvement of our portfolio mix of higher margin products.

Operating Expenses were $4.2 million for the quarter ended December 31, 2012, as compared to $4.0 million for the quarter ended December 31, 2011. The increase in operating expenses was mainly associated with an increase in sales and marketing costs.

Net Income was $1.8 million with a net margin of 10.2% for the quarter ended December 31, 2012, as compared to net income of $1.7 million with net margin of 9.5% for the quarter ended December 31, 2011. This was predominately the direct result of improvements in our gross margins.

Foreign Currency Translation Adjustment. Our reporting currency is the US dollar. We have evaluated the determination of its functional currency based on the guidance in ASC Topic, “Foreign Currency Matters,” which provides that an entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment in which an entity primarily generates and expends cash. We have conducted financings in U.S. dollars, paid operating expenses primarily in U.S. dollars, paid dividends to our shareholders of common stock and expect to receive any dividends that may be declared by our subsidiaries in U.S. dollars. Therefore, we have determined that our functional currency is the U.S. dollar based on the expense and financing indicators, in accordance with the guidance in ASC 830-10-85-5.  However, the functional currency of Chengdu Tianyin, our indirectly owned operating subsidiary is Renminbi (RMB). Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period.  Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $0.2 million as of December 31, 2012. The balance sheet amounts with the exception of equity as of December 31, 2012 were translated at 6.3012 RMB to 1.00 US dollar as compared to 6.3532 RMB to 1.00 US dollar as of December 31, 2011. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the quarters ended December 31, 2012 and 2011 were the average exchange rates during the years.

Comprehensive Income that includes the currency adjustment to net income was $2.1 million for the quarter ended December 31, 2012, as compared to the comprehensive income of $2.2 million for the quarter ended December 31, 2011. The net comprehensive income decrease was $0.1 million.

Liquidity and Capital Resources

Discussion of Cash Flow ($ in millions)

	For the six months ended December 31,
	2012	2011

Cash provided by operating activities	$(0.7)	$7.9
Cash used in investing activities	(12.6)	(2.4)
Cash provided by financing activities	3.5	(1.5)

Operating activities

As of December 31, 2012, we had working capital totaling $34.1 million, including cash and cash equivalents of $25.4 million. Net cash used in operating activities was $(0.7) million for the six months ended December 31, 2012 as compared with net cash generated from operating activities as $7.9 million for the six months ended December 31, 2011. The net decrease in operating cash flow was predominately the result of: 1) an increase in the payment of trade notes payable of $(4.7) million that was due during the six months ended December 31, 2012, 2) an increase of inventory of $(1.1) million, in combination with 3) an increase of accounts receivables of $0.8 million and advance from customer of $0.6 million. We believe that TPI is adequately funded to meet all of our working capital and capital expenditure needs for fiscal year 2013.

Investing activities

We had $(12.6) million net cash used in investing activities for the six months ended December 31, 2012 and $(2.4) million net cash used in investing activities in the six months ended December 31, 2011. We expect further increase in the net cash used in investing activities in association with our QLF relocation throughout the remainder of fiscal year 2013.

Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2012 and 2011, respectively, totaled $3.5 million and $(1.5) million. The increase in cash flows from our financing activities was mainly due to a decrease of restricted cash in the amount of $3.5 million during this period.

Borrowings and Credit Facilities

The short-term bank borrowings outstanding as of December 31, 2012 and 2011 were $6.0 million and $4.4 million, respectively. We paid an average interest rate of 7.775% and 6.383% per annum, respectively. These loans were made from CITIC Bank and Huaxia Bank, secured by Chengdu Tianyin's property and equipment, Guoqing Jiang, a shareholder of the Company and Chengdu Jinniu District Rural Property Rights Transfer Financing Guarantee Co., Ltd., an unrelated party. The loans do not contain any additional financial covenants or restrictions. The borrowings have one-year terms and contain no specific renewal terms.

Stock Repurchase Program

On October 27, 2008, the Board of Directors authorized the Company to repurchase up to $3.0 million of its common stock from time to time in the open-market or through privately negotiated transactions. The Company's original announcement stated that the buyback would be conducted through January 2009, but we did not repurchase the full amount and in late 2011, the Company resumed the stock repurchase program. As of December 31, 2012, a total of 113,485 shares had been bought back at prevailing market prices. Shares purchased were retired to treasury. Due to various regulatory restrictions in China and costs incurred during the conversion from Chinese RMB into US Dollars, the repurchase of stocks was limited by both the availability of US Dollars as well as the various requirements for our ongoing capital expenditure projects.

Changes in Equity

Common Stock Activity during the Three Months Ended December 31, 2012

Common Stock
Outstanding, June 30, 2012	29,332,791
Warrants, option exercises	-
Outstanding, December 31, 2012	29,332,791

During the three months ended December 31, 2012, there have been no activities related to warrants exercise or option exercises.

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

(b)	Changes in internal control over financial reporting

In connection with our review of our internal controls and procedures over financial reporting as of our fiscal year ended June 30, 2011, and based on certain comments that we received from the staff of the SEC regarding the accounting treatment and subsequently the non-cash/non-operational financial charges of Series A and B Warrants, which resulted in our having to amend and restate financial statements from July 1, 2009 till December 31, 2010, management concluded in our Form 10-K for the year ended June 30, 2011 that the Company’s internal control over financial reporting was improving but not yet sufficiently effective due to the existence of the material weaknesses mentioned below.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

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

●
Reviewing, editing and updating the Company’s financial policies and procedures to address the issue of insufficient documentation. Since 2009, the Company has adopted a “Checklist of Internal Controls and Procedures,” suggested by our independent auditor. The checklist lays out various aspects of internal controls and procedures that the Company needs to consider when assessing the effectiveness of its current internal controls and procedures. Additionally, in March 2009, the Company’s former financial consultant, Kvalue Financial Services Co., Ltd gave presentations and presented a report to management and employees regarding Section 404 of Sarbanes-Oxley Act.  The materials were prepared in Chinese in order to assist the Chinese staff to better comprehend the topic, which we have reviewed during training sessions regarding internal controls and procedures for the Company’s management and employees, especially since June 30, 2011;

●	The Company’s Board approved the amendment of an Insider Trading Policy to include policies regarding related party transactions on September 14, 2012, which was further amended on December 1, 2012;

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q for the quarter ended December 31, 2012 to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    February 14, 2013

TIANYIN PHARMACEUTICAL CO., INC.

By:	/s/ Dr. Guoqing Jiang
Name:	Dr. Guoqing Jiang
Title :	Chairman, Chief Executive Officer, Chief Accounting Officer

By:	/s/ Dr. James Jiayuan Tong
Name:	Dr. James Jiayuan Tong
Title :	Chief Financial Officer,
Director