Form 10-K/A
period 2012-06-30
TIANYIN PHARMACEUTICAL CO., INC.
filed 2013-03-15
CIK 1362718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 14, 2013, the Registrant has 29,332,791 shares of common stock outstanding and -0- shares of Series A Preferred Stock outstanding.

Explanatory Note

We are filing this Amendment No. 1 to Form 10-K for the year ended June 30, 2012 (“Amended Report”) pursuant to a SEC comment letter dated February 26, 2013. This Amended Report is being filed to amend the disclosures in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies and Estimates – Inventory” at page 40 and “Item 9A. Controls and Procedures” at page 62-64 of the Form 10-K filed with the SEC on September 28, 2012 (“Original Report”). This Amended Report may not reflect events occurring after the filing of the Original Report, nor does it modify or update those disclosures presented therein, except with regard to the modifications described in this Explanatory Note. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other reports filed with the SEC subsequent to the filing of our Original Report, including any amendments to those filings.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amended Report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

TIANYIN PHARMACEUTICAL CO., INC
FORM 10-K/A INDEX

		Page
	PART II

Item 7	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	4

Item 9A	Controls and Procedures	12

	PART IV

Item 15	Exhibits, Financial Statements Schedules and Reports	14

	Signatures	15

PART II

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Inventory

Ending inventory is stated at the lower of cost or market at the balance sheet date. Subsequent measurement of inventory uses the "lower of cost and net realizable value" accounting principle which is related to the historical cost and net realizable value on accounting measurement basis. Inventory is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required that could negatively impact our gross margin and operating results. There were no inventory reserves at June 30, 2012 or 2011, respectively.

As a result of the ongoing healthcare reforms taking place in our marketplace, the restrictive pricing policies resulted in a slowdown in the growth of the revenue, which was not offset completely by a corresponding reduction in the pace of manufacturing of our products and the build in our inventory. We continue to attempt to optimize our product turnover by managing our sales pipeline and we are working at shortening our business cycle between the time we accept orders and the time we deliver those same products. We believe that as we continue to work at managing our inventory turnover under the healthcare reforms currently occurring, we should witness a stabilization of the ratio between the inventory and the revenue .

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

(a)	Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded as of June 30, 2012, due to the material weaknesses, that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and were not effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(b)	Changes in internal control over financial reporting

In connection with our review of our internal controls and procedures over financial reporting as of our fiscal year, ended June 30, 2011, and based on certain comments that we received from the staff of the SEC regarding the accounting treatment and subsequently the non-cash/non-operational financial charges of Series A and B Warrants, which resulted in our having to amend and restate financial statements from July 1, 2009 till December 31, 2010, our management concluded in our Form 10-K for the year ended June 30, 2011 that the Company had material weaknesses in its internal control over financial reporting. As of June 30, 2012, the management concluded that the Company’s internal control over financial reporting was improving but not yet sufficiently effective due to the existence of the material weaknesses mentioned below. A   material  weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

As of the end of our fiscal year ended June 30, 2012, our management identified the following material weaknesses:

●	Insufficient knowledge regarding U.S. GAAP reporting by our existing accounting staff;
●	Insufficient accounting staff which results in a lack of segregation of duties necessary for an efficient internal control system; and
●	Insufficient documentation with our existing financial processes, risk assessment and internal controls.

During our last fiscal year ended June 30, 2012, in order to address the above-mentioned material weaknesses identified in fiscal years 2011 and 2012, the Company formulated and is implementing the following remediation plan, which includes:

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

We continue to implement and maintain the above-mentioned remediation plan. However, it is not yet resolved as to the time when the remediation plan will be fully implemented and the material weaknesses can be eliminated.

There have been no major changes in our internal controls over financial reporting that occurred during the fourth quarter of fiscal year ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Tianyin Pharmaceutical Co., Inc

By:	/s/ Guoqing Jiang
Guoqing Jiang PRESIDENT AND CHIEF EXECUTIVE OFFICER, CHIEF ACCOUNTING OFFICER
By:	/s/ James Jiayuan Tong
James Jiayuan Tong CHIEF FINANCIAL OFFICER

Date: March 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 15, 2013	By:	/s/ Guoqing Jiang
Guoqing Jiang PRESIDENT, CHIEF EXECUTIVE OFFICER, CHIEF ACCOUNTING OFFICER, DIRECTOR

Date:	March 15, 2013	By:	/s/ Zunjian Zhang
Zunjian Zhang DIRECTOR

Date:	March 15, 2013	By:	/s/ Jianping Hou
Jianping Hou DIRECTOR

Date:	March 15, 2013	By:	/s/ Bo Tan
Bo Tan DIRECTOR

Date:	March 15, 2013	By:	/s/ James Jiayuan Tong
James Jiayuan Tong CHIEF FINANCIAL OFFICER, DIRECTOR