Form 10-Q
period 2013-03-31
TIANYIN PHARMACEUTICAL CO., INC.
filed 2013-05-15
CIK 1362718

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 15, 2013, we are authorized to issue up to 50,000,000 shares of Common Stock, par value US$.001 per share and 10,000,000 shares of Series A Preferred Stock, of which 29,332,791 and -0- respectively are currently issued and outstanding.

Part I – Financial Information

TIANYIN PHARMACEUTICAL CO., INC.
Consolidated Financial Statements
March 31, 2013 and 2012
(Unaudited)

TIANYIN PHARMACEUTICAL CO., INC.
Consolidated Balance Sheets

	March 31,	June 30,
	2013	2012
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$26,366,060	$35,152,295
Restricted cash	-	3,534,550
Accounts receivable, net of allowance for doubtful accounts of $114,653
and $113,862 at March 31, 2013 and June 30, 2012, respectively	10,857,287	11,272,367
Inventory	7,032,989	5,863,013
Advance payments	-	642,075
Other current assets	424,289	436,664
Total current assets	44,680,625	56,900,964

Property and equipment, net	38,642,338	26,458,349

Intangibles, net	20,500,150	20,958,226

Goodwill	207,480	-

Total assets	$104,030,593	$104,317,539

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$1,233,466	$1,586,151
Accounts payable – construction related	414,274	740,832
Short-term bank loans	6,064,800	6,023,000
Trade notes payable	-	4,675,750
Income tax payable	474,877	804,595
Other taxes payable	594,939	500,782
Other current liabilities	440,491	466,982
Total current liabilities	9,222,847	14,798,092

Total liabilities	9,222,847	14,798,092

Equity
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized,
29,332,791 shares issued and outstanding at March 31, 2013
and June 30, 2012, respectively	29,446	29,446
Additional paid-in capital	30,122,632	30,104,902
Treasury stock	(135,925)	(135,925)
Statutory reserve	6,120,143	6,120,143
Retained earnings	49,696,605	45,022,329
Accumulated other comprehensive income	8,741,918	8,100,526
Total stockholders’ equity	94,574,819	89,241,421

Noncontrolling interest	232,927	278,026

Total equity	94,807,746	89,519,447

Total liabilities and equity	$104,030,593	$104,317,539

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Sales	$15,525,694	$14,358,800	$49,100,689	$50,124,079

Cost of sales	9,669,905	9,541,553	30,197,414	33,365,481

Gross profit	5,855,789	4,817,247	18,903,275	16,758,598

Operating expenses:
Selling expenses	2,776,604	2,329,116	8,423,129	7,608,072
General and administrative expenses	1,063,168	973,947	3,282,555	3,015,108
Research and development	223,216	222,047	661,569	643,546
Total operating expenses	4,062,988	3,525,110	12,367,253	11,266,726

Income from operations	1,792,801	1,292,137	6,536,022	5,491,872

Other income (expenses):
Interest income	43,938	55,998	143,382	134,205
Interest expense	(103,871)	(81,956)	(325,743)	(214,731)
Gain on disposal of fixed assets	-	-	-	229,177
Other expenses	-	(4,727)	-	(14,627)
Total other income (expenses)	(59,933)	(30,685)	(182,361)	134,024

Income before provision for income tax	1,732,868	1,261,452	6,353,661	5,625,896

Provision for income tax	474,381	368,338	1,726,191	1,543,995

Net income	1,258,487	893,114	4,627,470	4,081,901

Less: Net loss attributable to
noncontrolling interest	(10,222)	(23)	(46,806)	(74,081)

Net income attributable to Tianyin
Pharmaceutical Co., Inc.	$1,268,709	$893,137	$4,674,276	$4,155,982

Basic earnings per share	$0.04	$0.03	$0.16	$0.14
Diluted earnings per share	$0.04	$0.03	$0.16	$0.14

Weighted average number of common shares outstanding
Basic	29,332,791	29,294,879	29,332,791	29,300,266
Diluted	29,332,791	29,294,879	29,332,791	29,300,266

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Net income	$1,258,487	$893,114	$4,627,470	$4,081,901

Other comprehensive income
Foreign currency translation adjustment	528,801	814,414	643,100	2,329,456

Total other comprehensive income	528,801	814,414	643,100	2,329,456

Comprehensive income	1,787,288	1,707,528	5,270,570	6,411,357

Less: comprehensive income (loss)
attributable to noncontrolling interest	(8,850)	(35,856)	(45,099)	149,523

Comprehensive income attributable to
Tianyin Pharmaceutical Co., Inc.	$1,796,138	$1,743,384	$5,315,669	$6,261,834

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net Income	$4,627,470	$4,081,901
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,791,658	851,358
Gain on disposal of fixed assets	-	(216,956)
Share-based payments	17,730	39,501
Provision for bad debts	-	43,907
Changes in current assets and current liabilities:
Accounts receivable	490,993	(868,875)
Inventory	(1,123,980)	(1,240,194)
Advance payments	643,492	1,668,970
Other current assets	15,334	(228,829)
Accounts payable and accrued expenses	(361,984)	(57,186)
Accounts payable – construction related	(330,141)	(531,643)
Trade notes payable	(4,686,075)	2,361,750
Income tax payable	(333,727)	(641,079)
Other taxes payable	90,256	(644,589)
Other current liabilities	(29,592)	(29,299)
Total adjustments	(3,816,036)	506,836

Net cash provided by operating activities	811,434	4,588,737

Cash flows from investing activities:
Additions to property and equipment	(1,697,741)	(2,733,195)
Proceeds from disposal of fixed assets	-	544,440
Addition to construction in progress	(11,437,200)	-
Acquisition of subsidiary – Hengshuo	(206,505)	-
Additions to intangible assets – approved drugs	-	(771,505)
Additions to intangible assets – land use right	-	(1,830,570)

Net cash used in investing activities	(13,341,446)	(4,790,830)

Cash flows from financing activities:
Restricted cash	3,542,355	(4,298,385)
Proceeds from short-term bank loans	-	4,408,600
Repayments of short-term bank loans	-	(2,834,100)
Treasury stock	-	(24,338)

Net cash provided by (used in) financing activities	3,542,355	(2,748,223)

Effect of foreign currency translation on cash	201,422	1,085,610

Net decrease in cash and cash equivalents	(8,786,235)	(1,864,706)

Cash and cash equivalents – beginning	35,152,295	31,724,906

Cash and cash equivalents – ending	$26,366,060	$29,860,200

Supplemental disclosures of cash activities
Cash paid for interest	$325,743	$214,731
Cash paid for income taxes	$2,069,644	$2,166,644

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

In June 2009, Chengdu Tianyin invested approximately $0.7 million (RMB 5 million) to establish a wholly-owned trading subsidiary, Chengdu Tianyin Medicine Trading Co., Ltd (“Tianyin Medicine Trading” or “TMT”) for sales and distribution of medicine produced by Chengdu Tianyin. As of March 31, 2013, the financial results of TMT are consolidated into the consolidated financial statements presented herein.

On August 21, 2009, Sichuan Jiangchuan Pharmaceutical Co., Ltd (“Sichuan Jiangchuan” or “JCM”) was established by Chengdu Tianyin, Sichuan Mingxin Pharmaceutical and an individual investor with crude drug production as its major business. Total registered capital of Sichuan Jiangchuan is approximately $3.2 million (RMB 20 million), of which Chengdu Tianyin accounts for 87%. As of March 31, 2013, registered capital of $3.2 million has been invested and the results of JCM are consolidated into the consolidated financial statements presented herein.

In order to facilitate a favorable tax treatment for Chengdu Tianyin’s Qionglai County Facility (QLF), on August 29, 2012, Chengdu Tianyin entered into a Share Transfer Agreement (the "Agreement") with the two existing shareholders of Sichuan Hengshuo Pharmaceutical Co., Ltd (“Sichuan Hengshuo” or “HSP”). The share transfer was completed on November 30, 2012 by which Chengdu Tianyin acquired 100% ownership of HSP, a PRC company for a total consideration of $207,480 (RMB 1.3 million). As of March 31, 2013, the financial results of HSP are consolidated into the consolidated financial statements presented herein. The purchase price of $207,480 was assigned to goodwill as the net assets of HSP were minimum at the date of acquisition (See Note 7).

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

In preparing the accompanying unaudited consolidated financial statements, we evaluated the period from March 31, 2013 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure (See Note 17).

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

Reclassification

Certain amounts as of June 30, 2012 and March 31, 2012 were reclassified for presentation purpose.

Note 3 – Accounts Receivable

Accounts receivable are stated at original invoice amount less allowance for doubtful accounts based on management’s periodic review of aging of outstanding balances and customer credit history. Allowance for doubtful accounts amounted to $114,653 and $113,862 as of March 31, 2013 and June 30, 2012, respectively.

Note 4 – Inventory

Inventory as of March 31, 2013 and June 30, 2012 consists of the following:

	March 31, 2013	June 30, 2012
Raw materials	$1,609,826	$931,768
Packaging supplies	487,853	460,198
Work in process	3,310,102	2,243,517
Finished goods	1,625,208	2,227,530
Subtotal	7,032,989	5,863,013
Less: Inventory reserve	-	-
Total	$7,032,989	$5,863,013

TIANYIN PHARMACEUTICAL CO., INC.
Notes To Consolidated Financial Statements
(Unaudited)

Note 5 – Property and Equipment

Property and equipment as of March 31, 2013 and June 30, 2012 consists of the following:

	March 31, 2013	June 30, 2012
Buildings	$14,927,084	$14,824,203
Machinery and equipment	14,336,648	12,575,932
Office equipment and furniture	100,473	67,684
Vehicles	68,309	67,839
Subtotal	29,432,514	27,535,658
Less: Accumulated depreciation	4,834,976	3,613,310
	24,597,538	23,922,348
Add: Construction in progress	14,044,800	2,536,001

Total	$38,642,338	$26,458,349

Depreciation expense for the three months ended March 31, 2013 and 2012 was $419,224 and $172,531, respectively. The depreciation expenses for the nine months ended March 31, 2013 and 2012 was $1,190,967 and $373,340, respectively.

Note 6 – Intangible Assets

Intangible assets as of March 31, 2013 and June 30, 2012 consist of the following:

	March 31, 2013	June 30, 2012
Rights to use land	$6,787,857	$6,741,074
Approved drugs	16,766,503	16,650,944
Intangible assets	23,554,360	23,392,018
Less: accumulated amortization	3,054,210	2,433,792
Total	$20,500,150	$20,958,226

In September, 2011, Chengdu Tianyin acquired a use right of a parcel of land located at Qionglai, Chengdu with an area of approximately 33,700 square meters. The total cost is amortized over 48.1 years.

Amortization expense for the three months ended March 31, 2013 and 2012 was $200,785 and $160,696, respectively.  Amortization expense for the nine months ended March 31, 2013 and 2012 was $600,691 and $478,018, respectively.

Note 7 – Goodwill

On August 29, 2012, Chengdu Tianyin completed its acquisition of 100% equity interest in Sichuan Hengshuo for $207,480. Goodwill, which is equal to the excess of cost over the fair value of acquired assets, has been recorded in conjunction with the acquisition. Goodwill is accounted for in accordance with ASC 350 (formerly SFAS 142). Under ASC 350, goodwill is not amortized and is subject to impairment test, at least annually, when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The test of goodwill impairment consists of two steps. First, the identification of potential impairment is performed by comparing the fair value of the reporting unit to its carrying amount, including goodwill. The Company estimates the fair value of the reporting unit using a discounted cash flow (“DCF”) model. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 450-10 (formerly SFAS No 141(R)), “Business Combinations”.

TIANYIN PHARMACEUTICAL CO., INC.
Notes To Consolidated Financial Statements
(Unaudited)

Note 8 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2013	June 30, 2012

Accounts payable	$1,219,102	$1,436,369
Accrued expenses	14,364	149,782
Total	$1,233,466	$1,586,151

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

Note 9 – Short-Term Bank Loans

Short-term bank loans consist of the following:

	March 31,	June 30,
	2013	2012
On July 29, 2011, the Company obtained a loan from China CITIC Bank, out of which the principal should be paid in full by July 29, 2012. The loan was further extended to 2013. The interest is calculated using an annual fixed interest rate of 7.216% and paid monthly. The loan was secured by the Company’s property and equipment, and guaranteed by Chengdu Tianyin Pharmaceutical Co., Ltd., a subsidiary of the Company.	$1,276,800	$1,268,000

On September 1, 2011, the Company obtained a loan from China Huaxia Bank in the amount of RMB 10 million, out of which the principal was to be paid in full by August 30, 2012. The loan was further extended to 2013. The interest is calculated using an annual fixed interest rate of 7.544% and paid monthly. The loan was designated to finance the operating activities of JCM and was guaranteed by Chengdu Tianyin Pharmaceutical Co., Ltd., a subsidiary of the Company, Guoqing Jiang, CEO and a significant shareholder of the Company, and Hongwei Ma, the minority shareholder of JCM.	$1,596,000	$1,585,000

On February 29, 2012, the Company obtained a loan from China CITIC Bank, out of which the principal is to be paid in full by February 28, 2013. The loan was further extended to 2014. The interest is calculated using an annual fixed interest rate of 7.872% and paid monthly. The loan was secured by the Company’s property and equipment, and guaranteed by Chengdu Tianyin Pharmaceutical Co., Ltd., a subsidiary of the Company, Guoqing Jiang, CEO and a significant shareholder of the Company and Chengdu Jinniu District Rural Property Rights Transfer Financing Guarantee Co., Ltd., an unrelated party.	$1,596,000	$1,585,000

On March 21, 2012, the Company obtained a loan from China CITIC Bank, out of which the principal is to be paid in full by February 28, 2013. The loan was further extended to 2014. The interest is calculated using an annual fixed interest rate of 7.872% and paid monthly. The loan was secured by the Company’s property and equipment, and guaranteed by Chengdu Tianyin Pharmaceutical Co., Ltd., a subsidiary of the Company, Guoqing Jiang, CEO and a significant shareholder of the Company and Chengdu Jinniu District Rural Property Rights Transfer Financing Guarantee Co., Ltd., an unrelated party.	$1,596,000	$1,585,000

Total short-term bank loans	$6,064,800	$6,023,000

TIANYIN PHARMACEUTICAL CO., INC.
Notes To Consolidated Financial Statements
(Unaudited)

Note 10 – Income Taxes

Raygere is incorporated in the British Virgin Islands and is exempt from taxes on income and capital gains under the corporate tax laws therein.

The Company’s four operating subsidiaries, Chengdu Tianyin, TMT, JCM and HSP, are all incorporated in the PRC and subject to PRC income taxes.   Chengdu Tianyin is a wholly foreign-owned enterprise subject to PRC Foreign Enterprise Income Tax (“FEIT”) and entitled to the preferential tax treatment for opening up its production facility in Western China in Sichuan Province. The applicable reduced preferential state EIT rate under this policy was 15% until December 31, 2010. Starting January 1, 2011, the effective tax rate for Chengdu Tianyin became 25%. TMT and JCM are both subject to PRC’s 25% flat tax rate. For the nine months ended March 31, 2013 and 2012, the income tax provision for the Company was $1,726,191 and $1,543,995, respectively.

FASB ASC 740 (formerly Fin 48), Accounting for Uncertainty in Income Taxes,  clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in ASC 740 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company did not recognize any such benefits in the financial statements for the quarter ended March 31, 2013.

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

As of March 31, 2013, there were 29,332,791 common shares outstanding with -0- outstanding preferred shares.

TIANYIN PHARMACEUTICAL CO., INC.
Notes To Consolidated Financial Statements
(Unaudited)

Note 12 – Employee Welfare Plan

The Company has established an employee welfare plan in accordance with Chinese laws and regulations. Full-time employees of the Company in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. PRC labor regulations require that the Company accrue for these benefits based on a certain percentage of the employees’ salaries. The total contribution for such employee benefits was $634,479 and $431,769 for the nine months ended March 31, 2013 and 2012, respectively.

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

Note 14 – Risk of Concentrations and Credit Risk

For the nine months ended March 31, 2013, one customer accounted for 13% of the Company’s sales.  Total sales to the customer were $6.2 million. For the nine months ended March 31, 2012, no single customer accounted for more than 10% of the Company’s sales.

For the nine months ended March 31, 2013 and 2012, one vendor accounted for approximately 42% and 36% of the Company’s total purchases, respectively. Total purchases from this vendor were $12.5 million and $12.8 million for the nine months ended March 31, 2013 and 2012, respectively.

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

TIANYIN PHARMACEUTICAL CO., INC.
Notes To Consolidated Financial Statements
(Unaudited)

Note 15 – Earnings Per Share (Continued)

	For the Three Months Ended March 31,
	2013	2012
Net income (numerator for diluted earnings per share)	$1,268,709	$893,137

Less: Dividend attributable to preferred stockholders	-	-

Net income attributable to common stockholders	$1,268,709	$893,137
(numerator for basic earnings per share)
Weighted average common shares	29,332,791	29,294,879
(denominator for basic earnings per share)

Effect of diluted securities:
Convertible preferred stock	-	-
Warrants	-	-

Weighted average common shares	29,332,791	29,294,879
(denominator for diluted earnings per share)

Basic earnings per share	$0.04	$0.03
Diluted earnings per share	$0.04	$0.03

	For the Nine Months Ended March 31,
	2013	2012
Net income (numerator for diluted earnings per share)	$4,674,276	$4,155,982

Less: Dividend attributable to preferred stockholders	-	-

Net income attributable to common stockholders	$4,674,276	4,155,982
(numerator for basic earnings per share)
Weighted average common shares	29,332,791	29,300,266
(denominator for basic earnings per share)

Effect of diluted securities:
Convertible preferred stock	-	-
Warrants	-	-

Weighted average common shares	29,332,791	29,300,266
(denominator for diluted earnings per share)

Basic earnings per share	$0.16.	$0.14
Diluted earnings per share	$0.16.	$0.14

Note 16 – Share-Based Payment

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
(Unaudited)

Note 16 – Share-Based Payment (Continued)

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

Accordingly, an aggregate of $17,730 and $39,501 share based payments were recognized in the income statements as professional fees of external service providers for the nine months ended March 31, 2013 and 2012, respectively.

Note 17 – Subsequent Event

On April 26, 2013, the Company issued 50,000 shares of restricted common stock to Dr. James Tong, the CFO as incentive compensation for 2012 calendar year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Tianyin Pharmaceutical Co., Inc. for the periods ended March 31, 2013 and 2012 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K  for the year ended June 30, 2012.

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

Established in 1994, Chengdu Tianyin Pharmaceutical Co., Ltd (“Chengdu Tianyin”) is a pharmaceutical company that manufactures and sells modernized TCMs and branded generics. The current management acquired 100% of the equity interest of Chengdu Tianyin in 2003. On October 30, 2007, Grandway Groups Holdings Ltd. (“Grandway”) completed the acquisition of the 100% of the equity interest and now owns 100% of the equity interest of Chengdu Tianyin.

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

Development and Growth Strategy

Research and Development (R&D)

The partnership-based R&D strategy supports TPI to commercialize, produce, and broaden our product pipeline and to market those products through our sales and marketing infrastructure.  Currently, we have a series of pipeline drugs with our partnership research institutes, of which we are entitled to the exclusive ownership and intellectual property rights upon the SFDA approval.

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

Jiangchuan Macrolide Project (JCM)

TPI has completed the 240-ton JCM facility for the R&D, manufacturing and sale of API and chemical intermediates of macrolide antibiotics. In January 2012, JCM was approved for its GMP certification designated as "CHUAN M0799," which is valid for the period of December 31, 2011 until December 31, 2015. Following the efficiency improvement and calibration for large scale production, JCM has started producing macrolide API for TPI’s production of Azithromycin Dispersible Tablets (SFDA No: H20074145) since July 2012. Currently the monthly production capacity of JCM is 10 tons of Azithromycin macrolide API. The API produced by JCM is mainly used  to supply for TPI’s own Azithromycin Tablets.

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

QLF is estimated to be 80 mu or approximately 13 acres. Both pre-extraction plant and the formulation plant are to be relocated to Qionglai County. The combined QLF plant, designed and constructed according to the latest GMP standards, is expected to relieve the current capacity saturation at TPI’s facilities. The re-location and construction cost is estimated at $25 million for Phase I, which is scheduled to be completed in the first half of 2013 calendar year and will expand the current capacity by 30%. For Phase II of the QLF project, an additional $10 million in capital investment may be made to double the current capacity in the following years if it is so required. As of mid April 2013, the construction of QLF has been completed which was immediately followed by equipment installation and a series of procedures that prepares the plant for the final GMP certification. The Company plans to initiate the GMP certification process for the QLF TCM pre-extraction facility in mid June 2013. The pre-extraction facility will conduct initial processing of TCM raw material, separation using alcohol or water precipitation, filtration, centrifugation, concentration and purification of TCM pharmaceutical ingredients which will be further processed for the production of mTCM at the formulation facility.

In order to facilitate a favorable tax treatment for Chengdu Tianyin at Qionglai County where QLF is located, Chengdu Tianyin entered into a Share Transfer Agreement (the "Agreement") with the shareholders of Sichuan Hengshuo Pharmaceutical Co., Ltd (“Sichuan Hengshuo” or “HSP”) to acquire 100% ownership of HSP, a PRC pharmaceutical trading company for a total consideration of approximately $0.2 million (RMB 1.3 million). The share transfer was closed on November 30, 2012, and Chengdu Tianyin now owns 100% of HSP and Dr. Guoqing Jiang has become the legal representative of the acquired entity. As of March 31, 2013, results of HSP are consolidated into the consolidated financial statements presented herein.

Fiscal 2013 Guidance

The Company continues to face restrictive pricing pressures in our general marketplace as a result of the enactment of additional healthcare reform policies.  We believe these policies could continue to put pressure on our ability to increase pricing both short-term and over the next several years, moderately affecting our revenue and margin guidance.  However, we believe that the positive revenue growth we are realizing in our JCM and TMT distribution business, along with the growth we are experiencing in our core product portfolio, may help us offset to a certain degree of the general pricing pressures we have been witnessing.  Given these conditions, we presently believe that we may be able to deliver revenue growth of approximately 5% to 10% in our fiscal year 2013  at a 10% net margin.

We believe the following factors will influence the future growth perspectives of our Company:

1)	Market expansion and revenue growth of TPI’s core product portfolio led by its flagship product Gingko Mihuan (GMOL), Azithromycin and other major products;
2)	Ramp up of our JCM revenue especially third party sales in the fiscal year 2013;
3)	The gradual stabilization of generic sales due to the progressive pricing restrictions as a result of the ongoing healthcare reform in China;
4)	Steady TMT distribution revenue contribution; and
5)	QLF relocation and smooth transition of production capacity.

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

Comparison of results for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Sales	$15.5	$14.4
Cost of sales	$9.7	$9.5
Gross profit	$5.9	$4.8
Total operating expenses	$4.0	$3.5

Provision for income taxes	$0.5	$0.4
Net income	$1.3	$0.9
Less: Net (loss) attributable to noncontrolling interest	$(0.0)	$(0.0)
Foreign currency translation adjustment	$0.5	$0.8
Comprehensive income	$1.8	$1.7

Sales for the quarter ended March 31, 2013 was $15.5 million, an increase of 8.1% as compared to $14.4 million for the quarter ended March 31, 2012. Due to the various holidays in the quarters ended March 31, including Chinese New Year in February and the following Yuanxiao Festival, the sales in our third quarter were lower compared with the rest of the year. The slight but meaningful sales growth compared with the same period last year reflected a gradual and steady recovery of the market as it adapts to the ongoing healthcare reform in China which resulted in restrictive pricing on the generics sector.

In the quarter ended March 31, 2013, our top five core product sales were:

1.	Gingko mihuan oral liquid (GMOL) for stroke and cardiovascular disorders: $5.6 million
2.	Mycophenolate mofetil capsules (MM) for renal transplant: $1.6 million
3.	Azithromycin tablets (AZI) for infection: $1.1 million
4.	Qingre jiedu oral liquid (QR): $1.2 million
5.	Qianlie Shule capsules (QS) for prostate conditions: $0.39 million

These core products totaled $9.9 million in sales, representing 64% of our revenue in the quarter ended March 31, 2013, compared with core products sales of $5.1 million in the quarter ended March 31, 2012. The increase in our core products sale was primarily the result of GMOL sales increasing by 115% from $2.6 million in the quarter ended March 31, 2012 to $5.6 million in the quarter ended March 31, 2013. We believe that this was due to the inclusion of GMOL in a number of Provincial EDL lists, such as the provinces of Henan and Shandong and the City of Chongqing. The contribution from our distribution business through TMT amounted to $3.6 million at 13% gross margin in the quarter ended March 31, 2013.

Cost of Sales for the quarter ended March 31, 2013 was $9.7 million or 62.3% of sales, as compared to $9.5 million or 66.5% of sales for the quarter ended March 31, 2012. Our cost of sales primarily consists of the costs of direct raw materials (85% of the cost of goods sold) and production cost (15% of cost of goods sold). The percentage decrease in our cost of sales from the previous period was mainly attributable to a greater mix of higher margin products augmented by a pricing stabilization of our lower margin generic products. While continuous margin improvement has not yet been affirmed, the present sales data supports a slightly positive trend in our Cost of Sales.

Gross Margin for the quarter ended March 31, 2013 was 37.7% as compared to 33.5% for the quarter ended March 31, 2012. As discussed above in the segment of costs of sales, our gross margin improved, predominately as a result of a greater mix of higher margin products being sold during the period, supported by a leveling off of negative pricing pressures in our lower margin generic portfolio. We expect that our overall gross margin in the near term, on a quarter to quarter comparison basis, will likely improve from last year based upon continued improvement of our portfolio mix of higher margin products.

Operating Expenses were $4.0 million for the quarter ended March 31, 2013, as compared to $3.5 million for the quarter ended March 31, 2012. The increase in operating expenses was mainly associated with an increase in sales and marketing costs.

Net Income was $1.3 million with a net margin of 8.2% for the quarter ended March 31, 2013, as compared to net income of $0.9 million with net margin of 6.2% for the quarter ended March 31, 2012. The increase of the net income and the improvement in net margin were predominately a direct result of improvements in our gross margins with reasonable sales and marketing expenditure.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $0.4 million as of March 31, 2013. The balance sheet amounts with the exception of equity as of March 31, 2012 were translated at 6.26566 RMB to 1.00 US dollar as compared to 6.31313 RMB to 1.00 US dollar as of March 31, 2012. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the quarters ended March 31, 2013 and 2012 were the average exchange rates during the years.

Comprehensive Income that includes the currency adjustment to net income was $1.8 million for the quarter ended March 31, 2013, as compared to the comprehensive income of $1.7 million for the quarter ended March 31, 2012. The net comprehensive income increase was $0.1 million.

Liquidity and Capital Resources

Discussion of Cash Flow ($ in millions)

	For the nine months ended March 31,
	2013	2012

Cash provided by operating activities	$0.8	$4.7
Cash used in investing activities	$(13.3)	(4.8)
Cash provided by financing activities	3.5	(2.7)

Operating activities

As of March 31, 2013, we had working capital totaling $35.5 million, including cash and cash equivalents of $26.4 million. Net cash provided by operating activities was $0.8 million for the nine months ended March 31, 2013 as compared with net cash generated from operating activities as $4.7 million for the nine months ended March 31, 2012. The net decrease in operating cash flow was predominately the result of: 1) an increase in the payment of trade notes payable of $(4.7) million that was due during the nine months ended March 31, 2013, 2) an increase of inventory of $(1.1) million, in combination with 3) an decrease of accounts receivables of $0.49 million and advance from customer of $0.6 million. We believe that TPI is adequately funded to meet all of our working capital and capital expenditure needs for fiscal year 2013.

Investing activities

We had $(13.3) million net cash used in investing activities for the nine months ended March 31, 2013 and $(4.8) million net cash used in investing activities in the nine months ended March 31, 2012. We expect further increase in the net cash used in investing activities in association with our QLF relocation throughout the remainder of fiscal year 2013.

Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2013 and 2012, respectively, totaled $3.5 million and $(2.7) million. The increase in cash flows from our financing activities was mainly due to a decrease of restricted cash in the amount of $3.5 million during this period.

Borrowings and Credit Facilities

The short-term bank borrowings outstanding as of March 31, 2013 and 2012 were $6.0 million and $4.4 million, respectively. We paid an average interest rate of 7.775% and 6.383% per annum, respectively. These loans were made from CITIC Bank and Huaxia Bank, secured by Chengdu Tianyin's property and equipment, Guoqing Jiang, our CEO and a significant shareholder of the Company and Chengdu Jinniu District Rural Property Rights Transfer Financing Guarantee Co., Ltd., an unrelated party. The loans do not contain any additional financial covenants or restrictions. The borrowings have one-year terms and contain no specific renewal terms.

Stock Repurchase Program

On October 27, 2008, the Board of Directors authorized the Company to repurchase up to $3.0 million of its common stock from time to time in the open-market or through privately negotiated transactions. The Company's original announcement stated that the buyback would be conducted through January 2009, but we did not repurchase the full amount and in late 2011, the Company resumed the stock repurchase program. As of March 31, 2013, a total of 113,485 shares had been bought back at prevailing market prices. Shares purchased were retired to treasury. Due to various regulatory restrictions in China and costs incurred during the conversion from Chinese RMB into US Dollars, the repurchase of stocks was limited by both the availability of US Dollars as well as the various requirements for our ongoing capital expenditure projects.

Changes in Equity

Common Stock Activity during the Three Months Ended March 31, 2013

Common Stock
Outstanding, June 30, 2012	29,332,791
Warrants, option exercises	-
Outstanding, March 31, 2013	29,332,791

During the three months ended March 31, 2013, there have been no activities related to warrants exercise or option exercises.

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

(a)	Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded as of June 30, 2012, due to the existence of material weaknesses, that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and were not effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of the end of the fiscal year ended June 30, 2012, our management identified the following material weaknesses:

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

There have been no major changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q for the quarter ended March 31, 2013 to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 15, 2013

TIANYIN PHARMACEUTICAL CO., INC.

By:	/s/ Guoqing Jiang
Name:	Dr. Guoqing Jiang
Title :	Chairman, Chief Executive Officer, Chief Accounting Officer

By:	/s/ James Jiayuan Tong
Name:	Dr. James Jiayuan Tong
Title :	Chief Financial Officer,
Director