Form 10-K
period 2013-06-30
TIANYIN PHARMACEUTICAL CO., INC.
filed 2013-09-26
CIK 1362718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER:

TIANYIN PHARMACEUTICAL CO., INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification or Organization No.)

23rd Floor, UnionsunYangkuo Plaza No.2, Block 3, Renmin Road South
Chengdu, Sichuan, 610041 P. R. China
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of December 31, 2012 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $11 million.

As of September 26, 2013, the Registrant has 29,382,791 shares of common stock outstanding and -0- shares of Series A Preferred Stock outstanding.

TIANYIN PHARMACEUTICAL CO., INC
FORM 10-K INDEX

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

Tianyin Pharmaceutical Co., Inc (“TPI” or the “Company”, together with its subsidiaries, herein referred to as “we” “us” and “our”) is a pharmaceutical company incorporated in the State of Delaware. Through our indirect wholly-owned subsidiary Chengdu Tianyin Pharmaceutical Co., Ltd. (“Chengdu Tianyin”), a corporation organized and existing under the laws of the People’s Republic of China (“PRC”), TPI is engaged primarily in the development, manufacturing, marketing and sales of patented biopharmaceutical medicines, branded generics, modernized traditional Chinese medicines, and other pharmaceuticals in China. We currently manufacture a comprehensive portfolio of 58 products, 24 of which are listed in the highly selective National Medical Reimbursement List (“NMRL”) and 10 are listed in the national Essential Drug List (“EDL”) of China.

Tianyin Pharmaceutical Co., Inc, previously called Viscorp, Inc., was originally formed as a limited liability company under the laws of the State of Delaware on August 20, 2002. In March 2006, Viscorp changed its status from an LLC to a corporation registered in the State of Delaware. Prior to the Share Exchange transaction described below, Viscorp operated as a developer and retailer of software for optometrists but did not generate any significant revenue. Immediately prior to the Share Exchange under which we acquired Chengdu Tianyin, Viscorp sold all of its assets (consisting solely of the software it had developed) to Charles Driscoll for $100.00.

The common stock of the Company currently trades on the NYSE Mkt under the symbol “TPI.”

CHENGDU TIANYIN

Chengdu Tianyin, located in Chengdu, Sichuan Province of China, was established in 1994 and acquired by the current management of the Company in 2003. Chengdu Tianyin delivered total revenue of $67.5 million with a net income of $6.6 million for the fiscal year ended June 30, 2013, a decrease of 3.0% from revenue of $69.6 million, and a gain of 3.1% from net income of $6.4 million respectively for the fiscal year ended June 30, 2012.

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

Raygere was incorporated in the BVI on January 26, 2007 and formed a Hong Kong subsidiary, Grandway Group Holdings Ltd. (“Grandway”) in May 2007. On October 30, 2007, Grandway acquired 100% of the equity interests of Chengdu Tianyin Pharmaceutical Co., Ltd., our indirect wholly-owned subsidiary located in Chengdu, Sichuan Province of PRC that operates our current business, pursuant to a sales and purchase agreement with three of the existing shareholders (“Original Shareholders”) of Chengdu Tianyin, pursuant to which Grandway purchased 100% of the equity interest in Chengdu Tianyin. This transfer was approved by the Bureau of Foreign Trade and Economic Cooperation of Chengdu Economic Technology Development Administration Committee on October 30, 2007, and the registration with the Chengdu Administration of Industry and Commerce was completed on November 5, 2007. As a result of this transfer, Grandway acquired 100% of the equity of Chengdu Tianyin.

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

In accordance with the terms of the Share Exchange Agreement, Charles Driscoll resigned as the Company’s Chief Executive Officer, Chief Financial Officer and President, and tendered his resignation as our sole director, which became effective on February 15, 2008. Dr. Guoqing Jiang was appointed to serve as the Chairman of our board and our Chief Executive Officer, effective as of the close of the Share Exchange, and Mr. Stewart Lor was nominated to serve as one of our directors effective on February 15, 2008.  As of February 29, 2008, our board was expanded by three persons to include Professor Zunjian Zhang, Professor Jianping Hou and Mr. Jim McCubbin.

On April 1, 2010, Mr. Lor resigned from his position as one of our directors, and on the same day we appointed Dr. James Jiayuan Tong as our director. On June 4, 2012, Mr. McCubbin resigned from our board as an independent director and continued to be a capital market and internal control advisor to the Company since 2012. We concurrently appointed Mr. Bo Tan as an independent director. As of the date of this filing, our directors are Dr. Guoqing Jiang, Dr. James J. Tong, Mr. Bo Tan, Prof. Zunjian Zhang and Prof. Jianping Hou.

POST-ACQUISTIION

On January 14, 2008, a majority of our shareholders approved, via written consent, the following actions, as set forth in our Information Statement on Schedule 14C, which was filed on February 11, 2008:

1.	To change our corporate name to TIANYIN PHARMACEUTICAL CO., INC; and
2.	To authorize 25,000,000 shares of preferred stock with a par value of $0.001.

We filed a certificate of amendment to our articles of incorporation with Delaware’s Secretary of State to effect these actions, which became effective on March 11, 2008, and as of such date, our corporate name changed to Tianyin Pharmaceutical Co., Inc. and our authorized capital increased by 25,000,000 shares of preferred stock.  Pursuant to the financings we closed in January 2008 and given the authority vested in our Board of Directors, we also filed a certificate of designation with Delaware’s Secretary of State to designate 10,000,000 of the 25,000,000 shares of preferred stock as Series A preferred stock. Our current authorized capital now consists of 50,000,000 shares of common stock, 15,000,000 shares of preferred stock, whose terms shall be determined by the board of directors at the time of issuance, and 10,000,000 shares of Series A preferred stock. In connection with our name change, effective as of March 11, 2008, we received a new trading symbol, ‘TYNP’ and CUSIP number, 88630M104. In September 2008, we applied to trade on the American Stock Exchange. On September 24, 2008 we received notice that our common shares were approved for listing on the American Stock Exchange (the "AMEX"); accordingly, such shares began trading on the AMEX on October 3, 2008 under the ticker symbol “TPI.”  Since our common shares have been trading on the AMEX, we have enjoyed all of the same privileges and have been subject to all of the same regulations as every other company whose shares are listed on the AMEX. Subsequent to the acquisition of the AMEX by the NYSE, the AMEX exchange that the Company shares had traded on are now referred to as the NYSE MKT exchange.

THE FINANCINGS

2008 FINANCING

On January 16, 2008 and January 25, 2008, we completed private financings totaling $15,225,000 with 27 accredited investors (the “2008 Financing”).  The net proceeds from the 2008 Financing were approximately $13,697,000. Consummation of the 2008 Financing was a condition to the completion of the Share Exchange transaction with Raygere and the Raygere Stockholders under the Share Exchange.  The securities offered in the 2008 Financing were sold pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) by and among the Company, Raygere, the Raygere stockholders, Grandway and the investors named in the Purchase Agreement (collectively, the “Investors”). In accordance with the Purchase Agreement, we issued a total of 152.25 Units of securities consisting of: 1) An aggregate of $15,225,000 principal amount of our 10% convertible exchangeable notes due on or before June 30, 2009 (the “Notes”); 2) Five (5) year warrants to purchase 4,757,814 shares of our Common Stock, $0.001 par value per share at an initial exercise price of $2.50 per share (the “Class A Warrants”); 3) Seven (7) year warrants to purchase 4,757,814 shares of our Common Stock at an initial exercise price of $3.00 per share (the “Class B Warrants”).

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

As of March 2011, all preferred shares had been converted to TPI common stock and no preferred shares remain outstanding.

2009 FINANCING

On October 27, 2009, the Company completed a private equity financing of $4,987,500, with eight accredited investors (the “2009 Financing”). Net proceeds from the offering were approximately $4,490,000. Pursuant to the financing, we issued, for $4,987,500, a total of 1,534,570 units of our securities at $3.25 per unit. Each unit consisted of: 1) one share of the Company's common stock, par value $0.001 per share (the "Common Stock"); 2) a Class C Warrant (the "Class C Warrant", together with Class A Warrant and Class B Warrant, are referred sometimes herein below as “Warrants” or “Warrant”), with each Class C Warrant exercisable at $4.50 to purchase one-fifth of a share of Common Stock, such that the total amount of warrants issued to each investor shall be equal to twenty percent (20%) of the number of units purchased by each purchaser. Each of the warrants had a term of three (3) years.

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

In order to facilitate the relocation of Chengdu Tianyin’s business operation to Qionglai County and to secure land use rights for the relocation of manufacturing facilities, Chengdu Tianyin needed to establish its presence at Qionglai County during the process of construction while all operating subsidiaries of Chengdu Tianyin are registered outside of Qionglai. Therefore, the Company decided to acquire a pharmaceutical distribution company and registered it at Qionglai County as a subsidiary of Chengdu Tianyin.  On August 29, 2012, Chengdu Tianyin entered into a Share Transfer Agreement with the shareholders of Sichuan Hengshuo Pharmaceutical Co., Ltd (“Sichuan Hengshuo” or “HSP”), a PRC pharmaceutical trading company, to acquire 100% ownership of HSP for a total consideration of approximately $0.2 million (RMB 1.3 million). The share transfer was closed on November 30, 2012, pursuant to which Chengdu Tianyin now owns 100% of HSP and Dr. Guoqing Jiang has become the legal representative of HSP.

The following chart describes the Company’s current corporate structure:

PRODUCT PORTFOLIO

As of June 30, 2013, we had a comprehensive portfolio of 58 products approved by the China Food and Drug Administration (“CFDA”, previously known as the State Food and Drug Administration, “SFDA”) comprised of patented biopharmaceutical products, branded generics, modernized Chinese medicines and other pharmaceuticals. 41% of our products are reimbursed under the government medical reimbursement program. Our flagship patented product Ginkgo Mihuan Oral Liquid (GMOL, patent number: 20061007800225, which expires on April 30, 2026) contributed to approximately 39% of our fiscal 2013 revenue. Our products are listed and described as follows,

NO.	PRODUCT	CATEGORY	CFDA NO.	INDICATIONS
1	Ginkgo Mihuan Oral Liquid	Internal Medicine	H20013079	Coronary heart diseases, myocardiac infarction stroke
2	Apu Shuangxin, Benorylate Granules	Internal Medicine	H10970068	Rheumatoid arthritis
3	Xuelian Chongcao Oral Liquid	Internal Medicine	B20020680	Boost of body energy, immunity enhancer
4	Fukangbao Oral Liquid	Gynecology	Z10983056	Anemia, irregular menstrual cycle
5	Xiaoyan Lidan Tablets	Hepatology	Z20093681	Acute cholangitis and cholecystitis
6	Qiju Dihuang Mixture	Internal Medicine	Z20023391	Improve liver function
7	Yupingfeng Oral Liquid	Internal Medicine	Z20023352	Immune system enhancement
8	Sanqi Tablets	Internal Medicine	Z20093512	Anti-inflammatory, stop bleeding
9	Qianggan Syrup	Hepatology	Z20054224	Hepatitis, cirrhosis, fatty liver disease
10	Kangjun Xiaoyan capsule	Gynecology	Z20090855	Menstrual cramps, vaginal bleeding
11	Yinqiao Jiedu Tablets	Internal Medicine	Z20093555	Anti-inflammation, fever, cold symptoms
12	Duyiwei Dispersible Tablets	Internal Medicine	Z20090239	Pain management, stop bleeding, fracture
13	Baotailing Tablets	Gynecology	Z20093087	Recurrent spontaneous miscarriage
14	Yiqing Capsules	Internal Medicine	Z20093084	Pharyngitis and tonsillitis
15	Xiaoer Qingre Zhike Oral Liquid	Internal Medicine	Z20093060	Anti-cough, anti-asthma in children
16	Tongqiao Biyan Tablets	Otolaryngology	Z20093063	Chronic and allergic rhinitis, sinusitis
17	Hugan tablet	Hepatology	Z20063054	Chronic hepatitis, early liver cirrhosis
18	Compound Dantong Capsules	Internal Medicine	Z20093012	Acute and chronic cholecystitis, cholangitis and concurrent infection of Biliary Calculi
19	Fuke Zhidai Tablets	Gynecology	Z20083375	Chronic cervicitis, blennometritis
20	Yanyan Tablets	Otolaryngology	Z20064406	Relieve symptoms of chronic pharyngitis
21	Danqi Tablets	Gynecology	Z20064032	Relieve menstrual cramps and other symptoms
22	Yanlixiao Capsules	Internal Medicine	Z20064158	Anti-inflammatory, bacterial infectious diseases
23	Kudancao Tablets	Otolaryngology	Z20064050	Relieve inflammatory symptoms of laryngopharyngitis
24	Weikangling Capsules	Gastroenterology	Z20064060	Gastric and duodenal ulcer, acute and chronic gastritis

25	Baoxinning Capsules	Internal Medicine	Z20063957	Angina, coronary heart diseases, arrhythmia
26	Jiangtangning Capsules	Internal Medicine	Z20063813	Relieve symptoms of diabetes
27	Yankening Tablets	Internal Medicine	Z20063847	Acute tonsillitis, bacterial pneumonia, urinary tract infections
28	Gano derma Lucidum Capsules	Neurology	Z20063833	Insomnia, neurasthenia,amnesia
29	Qianbo Biyan Tablets	Otolaryngology	Z20063837	Inflammation, chronic and acute rhinitis
30	Yishengling Granules	Internal Medicine	Z20063841	Improvement of kidney function and sperm counts, impotence
31	Xiaoyanlidan Tablets I	Hepatology	Z20063864	Relieve symptoms of acute cholangtis and cholecystitis.
32	Kang Guzengsheng Tablets	Orthopedics	Z20063875	Bone hyperplasia, neck pain, ankylosing spondylitis
33	Tianqi Tongjing Capsules	Gynecology	Z20063645	Relieve symptoms of menstrual cramps
34	Yinhuang Capsules	Otolaryngology	Z20063462	Upper respiratory tract infection, tonsillitis, pharyngitis
35	Chuanxinlian Capsules	Internal Medicine	Z20063437	Anti-inflammation, fever, cough, diarrhea, mouth ulcers
36	Qianlie Shule Capsules	Urology	Z20060030	Relieve symptoms of chronic prostatitis
37	Huangbo Capsules	Internal Medicine	Z20063156	Anti-inflammatory, diarrhea, jaundice, nocturnal emission
38	Qiangli Pipa Oral Liquid	Otolaryngology	Z20063046	Suppress cough, mucus clearance, bronchitis
39	Dabaidu Capsules	Urology	Z20055092	Inflammatory symptoms of sexually transmitted diseases, e.g. syphilis
40	Huganning Tablets	Hepatology	Z20054697	Chronic and acute hepatitis
41	Tongbianling Capsule	Internal Medicine	Z20083424	Bedridden constipation and elderly chronic constipation
42	Laonian Kechuan Tablets	Internal Medicine	Z20083360	Improve immune function, chronic bronchitis in elders
43	Shushenling Capsules	Neurology	Z20063557	Neurasthenia, menopause syndrome
44	Qijudihuang Oral Liquid	Internal Medicine	Z20003098	Liver function improvement
45	Qingre Jiedu Oral Liquid	Internal Medicine	Z51020066	Fever, cold, upper respiratory infection
46	Yupingfeng Oral Liquid	Internal Medicine	Z20003099	Immune system enhancement
47	Yinqiao Shangfeng Capsules	Internal Medicine	Z20003100	Relieve inflammatory symptoms of laryngopharyngitis and fever
48	Radix Sophorae Flavescentis Vaginal Effervescent Tablets	Gynecology	Z20050176	Cervical erosion
49	Levofloxacin Hydrochloride Tablets	Internal Medicine	H20066521	Anti bacterial infection
50	Azithromycin Dispersible Tablets	Internal Medicine	H20074143	Upper and lower respiratory tract infections and other bacterial infections in skins and reproductive system
51	Azithromycin Dispersible Tablets	Internal Medicine	H20074145	Upper and lower respiratory tract infections and other bacterial infections in skins and reproductive system
52	Simvastatin Tablets	Internal Medicine	H20083478	Hypercholesterolemia, Coronary Heart Disease.
53	Mycophenolate Mofetil Capsules	Internal Medicine	H20080819	Suppress graft rejection after transplantations
54	Fleroxacin Tablets	Internal Medicine	H20094057	Acute and chronic bronchitis, pneumonia, urogenital, respiratory, gastrointestinal infections
55	Ofloxacin Tablets	Urology	H20094038	Infections in urogenital, respiratory, gastrointestinal systems
56	Clindamycin Hydrochloride Capsules	Internal Medicine	H20103200	Various bacterial infections
57	Clindamycin Hydrochloride Capsules	Internal Medicine	H20103274	Various bacterial infections
58	Gliclazide Tablets	Internal Medicine	H20113233	Diabetic Mellitus
(Source: www.sfda.gov.cn, Chinese version or www.tianyinpharma.com)

CHINA HEALTHCARE INDUSTRY AND MARKET

The development of China’s healthcare market continues to be materially driven by the country’s strong per capita GDP growth, government-backed healthcare reimbursement system, countryside urbanization plans, along with the growing aging population, which collectively has been driving an overall increase in healthcare spending.  In 2009, the Chinese government earmarked approximately $124 billion, as described from sources within the Ministry of Health in China (http://www.moh.gov.cn), in overall government funding for the next three years dedicated to the overall further improvement in healthcare coverage in China of its populace.

National Medical Insurance Program

The National Medical Insurance Program (the “Program”), introduced in 1999, provides the guidance on which prescription and over-the-counter (OTC) medicines are included in the program and to what extent the purchases of these medicines are reimbursable. The implementation of the Program is delegated to the provincial governments, who established their own medicine catalogs. For purchases of provincial catalog medicines to be reimbursable under the program, these medicines must be purchased from hospitals or retail pharmacies authorized under the Program. The inclusion of a medicine on a provincial reimbursement list can enhance its sale by improving the affordability of the medicine. Moreover, the inclusion endorses the safety and the reliability of the medicine based on the stringent tests required during the application. As stated above, we have 24 products currently listed in the national medicine catalog of the Program.

Prescription Medicine and Hospitals

Most people in China seek healthcare services at state-owned hospitals, where doctors may only prescribe medicines that are listed on the hospital’s formulary. Hospital administrators decide whether to include a particular medicine in their formulary based on factors such as efficacy, affordability and the hospital’s budget. Unlike in the US, where patients typically fill their prescriptions at pharmacies unaffiliated with hospitals, out-patients in China typically fill their prescriptions at hospital pharmacies. Hospitals in China are classified under the Ministry of Health’s administered hospital classification system into three classes, the best and largest hospitals being designated as “Class 3” hospitals, with the second and third tiers described as “Class 2” and “Class 1” hospitals, respectively. The classification system is based upon a number of factors, including the hospital’s reputation, the number of doctors and nurses on staff, the total number of in-patient beds contained within the hospital, along with the extent of the hospital’s equipment on premise and the level of expertise resident within the hospital.

OTC Medicines and Retail Pharmacies

While out-patients in China generally fill their prescriptions at hospital pharmacies, they primarily purchase over the counter (OTC) medicines from retail pharmacies. To the extent that a medical condition can be treated with an OTC medicine, many Chinese people prefer to purchase the OTC medicine from retail pharmacies. The retail pharmacy sector in China is highly fragmented, which includes pharmacy chain stores, individual stores, retail chain stores with OTC counters, and OTC counters in supermarkets. While they are expanding quickly, neither pharmacy chain stores nor retail chain stores with OTC counters have currently developed a nationwide presence within China. As a result, retail pharmacies tend to have less bargaining power than hospitals in procuring medicines from pharmaceutical companies. It should be noted that currently a portion of retail pharmacies within China are authorized under the National Medical Insurance Program to be reimbursed for the cost of a medicine included in the provincial medicine catalog. The Chinese government authorities enforce the regulation prohibiting advertisement of prescription medicines through the mass media, but OTC medicine can be so advertised. Chinese consumers normally purchase OTC medicines based upon brand name recognition and price. Consumers gain familiarity with OTC medicines through advertising, word-of-mouth and recommendations by pharmacy salespeople.

SALES AND MARKETING

We sell our products via regional distributors as well as directly to the hospitals, clinics, and pharmacies in China.  We are expanding our sales force and our coverage with regional distributors across China. We are dedicated to developing brand recognition through pharmaceutical trade fairs, scientific conferences and seminars, and targeted advertising programs.

RAW MATERIALS

Our geographical location at Sichuan province facilitates an efficient access to high-grade raw ingredients for both raw materials for chemical medicine as well as Chinese medicines. The materials used in our products are widely available from a number of different suppliers. For greater purchasing power we utilize a limited number of suppliers for most of our pharmaceutical raw materials. For the fiscal year ended June 30, 2013, three major vendors accounted for approximately 25% of our raw material purchases, while in the fiscal year ended June 30, 2012, the same three accounted for approximately 26% of our raw materials purchases. Total purchases from these vendors were $10.3 million and $12.0 million for the years ended June 30, 2013 and 2012, respectively.

For the fiscal years ended June 30, 2013 and 2012, one major vendor accounted for approximately 38% and 36%, respectively, of the Company’s total inventory purchases. Total purchases from this vendor were $14.4 million and $14.7 million, respectively, for the years ended June 30, 2013 and 2012.

None of the above-mentioned major vendors are related parties to the Company.

CUSTOMERS

Five major customers accounted for 22% and 15% of the net revenue for the fiscal years ended June 30, 2013 and 2012, respectively. Total sales to these customers were $15.1 million and $10.4 million for the years ended June 30, 2013 and 2012, respectively. The loss of any one major customer could have a material adverse effect on our business and operations. None of the major customers are related parties to the Company.

INTELLECTUAL PROPERTY

We rely primarily on a combination of patent, trademark trade secrets and administrative protections, as well as employee and third-party confidentiality agreements to safeguard our intellectual property. Currently, we have a design patent granted and a formulation patent pending for our flagship product: Ginkgo Mihuan Oral Liquid (“GMOL”). The patent No. is 20061007800225 with a protection period of 20 years starting from April 30, 2006 and expiring on April 30, 2026.  Although our other products are not subject to patent protection, they are Good Manufacturing Practice (“GMP”)-certified and approved by the CFDA, which is valid for a term of 5 years and renewable at the expiration thereof. The new CFDA product filing and registration policy provides, so long as no other company within our immediate pharmaceutical industry produces a product superior to ours in terms of current advances and major product breakthroughs, protection to formulas and production techniques of approved products, and prohibits producing and selling similar products without the CFDA’s approval. The type of major breakthroughs that the CFDA considers in determining whether another product, similar to one already approved can be produced would be significant improvements to existing products in the following areas: synthesis, extraction methods, physical and chemical nature and purity, dosage, prescription screening, preparation technology, testing methods, quality indicators, stability, pharmacology, toxicology, processing methods, active ingredients, route of administration, etc. As a result of this policy, the government encourages innovation in TCM research and development (“R&D”).  Other pharmaceutical companies cannot produce products similar to ours without the CFDA’s approval, unless they have achieved such major breakthroughs and received approval from the CFDA. As of June 30, 2013, we had 58 products protected by the CFDA, including patent-protected GMOL.

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

COMPETITION

The traditional Chinese medicine (TCM) industry in China is highly fragmented and intensely competitive.  We believe that TCM manufacturers primarily compete on the basis of brand name, reputation, pricing, perceived efficacy, side effects, marketing ability, economics of scale, customer service, customer base and customer loyalty. We face competition from domestic TCM manufacturers, as well as domestic and foreign pharmaceuticals providers with similar therapeutic effects.

Our competitive strengths include:

1)	A comprehensive portfolio of 58 products that cover both TCM and generics.
2)	24 of our products are listed in the National Reimbursement List, which ensures affordability and accessibility to users of our products.
3)	Several proprietary including our core product GMOL that offer strong market potential.
4)	A cooperative partnership R&D model that offers a cost effectiveness and time efficiency.
5)	A well-established national distribution sales network tailored to different market segments.
6)	A management team consisting of industry veterans with a proven track record.

GOVERNMENT REGULATION

China’s pharmaceutical industry is highly regulated by the government. The primary regulatory authority is the CFDA, including its provincial and local branches, by which we are subject to regulation and oversight. China’s healthcare laws stipulate the production and sale of pharmaceuticals in China, covering the manufacturing, distributing, packaging, pricing and advertising of pharmaceutical products. We are also subject to other Chinese laws and regulations that are applicable to business operators, manufacturers and distributors in general.

Medicine approval and registration

A medicine must be registered and approved by the CFDA before it can be manufactured. The registration and approval process requires the manufacturer to submit to the CFDA a registration application containing detailed information concerning the efficacy and quality of the medicine, the manufacturing process, and the production facilities the manufacturer expects to use.  This process generally takes at least several months or longer, depending on the nature of the medicine under review, the quality of the data provided and the workload of the CFDA. To obtain the CFDA registration and approval necessary for commencing production, the manufacturer is also required to conduct pre-clinical trials, and apply to the CFDA for permission to conduct clinical trials. Upon the completion of the clinical trials, clinical dataset will be filed with the CFDA for approval.

New Medicine. When a medicine is approved by the CFDA as a new medicine, the CFDA will issue a new medicine certificate to the manufacturer and impose a monitoring period of as long as five years. The length of the monitoring period is specified in the new medicine certificate. During the monitoring period, the CFDA will monitor the safety of the new medicine, and will neither accept new medicine certificate applications for an identical medicine by another pharmaceutical company, nor approve the production or import of an identical medicine by other pharmaceutical companies. For new medicines approved prior to 2002, the monitoring period could be longer than five years. The holder of a new medicine certificate effectively has the exclusive right to manufacture the new medicine during the monitoring period.

Provisional National Production Standard.  In connection with the CFDA’s approval of a new medicine, the CFDA will normally direct the manufacturer to produce the medicine according to a provisional national production standard, or a provisional standard.  A provisional standard is valid for two years, during which the CFDA closely monitors the production process and quality consistency of the medicine to develop a national final production standard for the medicine, or a final standard. Three months before the expiration of the two-year period, the manufacturer is required to apply to the CFDA to convert the provisional standard to a final standard.  Upon approval, the CFDA will publish the final standard for the production of this medicine. There is no statutory timeline for the CFDA to complete its review and grant approval for the conversion. In practice, the approval for conversion to a final standard is time-consuming and could take a few years. However, during the CFDA’s review period, the manufacturer may continue to produce the medicine according to the provisional standard.  Although all of our current products have received the final production standard, any new products we produce will need to apply for the standard.  We do not anticipate any difficulty in obtaining these approvals from the CFDA, but no assurances can be given as to when or if the approval will be obtained.

Transitional Period. Prior to the latter of (1) the expiration of a new medicine’s monitoring period or (2) the date when the CFDA grants a final standard for a new medicine after the expiration of the provisional standard, the CFDA will not accept applications for an identical medicine nor will it approve the production of an identical medicine by other pharmaceutical companies.  Accordingly, the manufacturer will continue to have an exclusive production right for the new medicine during this transitional period.

Continuing CFDA Regulation. Pharmaceutical manufacturers in China are subject to continuing regulation by the CFDA. If a medicine is approved, its labeling or its manufacturing process is significantly modified, a new pre-market approval or pre-market approval supplement will be required by the CFDA.  A pharmaceutical manufacturer is subject to periodic inspection and safety monitoring by the CFDA to determine compliance with regulatory requirements.  The CFDA has a variety of enforcement actions available to enforce its regulations including fines and injunctions, product recalls, operating restrictions, partial suspension or complete shutdown of production and criminal prosecution.

Permits and Licenses for Pharmaceutical Manufacturers. A pharmaceutical manufacturer must obtain a pharmaceutical manufacturing permit from the CFDA’s relevant provincial branch.  This permit is valid for five years and is renewable upon its expiration.

Good Manufacturing Practice.  A pharmaceutical manufacturer must meet the Good Manufacturing Practice standards, or GMP standards, for each of its production facilities in China in respect of each form of pharmaceutical products it produces.  GMP standards include staff qualifications, production premises and facilities, equipment, raw materials, environmental hygiene, production management, quality control and customer complaint administration. If a manufacturer meets the GMP standards, the CFDA will issue the GMP certificate with a five-year validity period. However, for a newly established pharmaceutical manufacturer that meets the GMP standards, the CFDA will issue a GMP certificate with only a one-year validity period.

In March 2011, the new GMP standards came into effect, which provide further details in regulation and standardization of pharmaceutical production.  Our facilities are required to comply with these newly revised GMP standards. We have received GMP certificates for all of our production facilities in respect of every form of product.  All of our GMP certificates are valid for five years. The earliest renewal time for our facilities is in three years. On August 27, 2013, we received our current GMP certificate for both of our Chengdu Tianyin’s pre-extraction facility at the city of Chengdu and formulate facility at Longquan County of Chengdu for the next three years until the end of 2015, under certificate numbers of “Chuan J0461” and “Chuan K0592”.

Pharmaceutical Distribution

A distributor of pharmaceutical products in China must obtain a pharmaceutical distribution permit from the relevant provincial or local CFDA branches. The distribution permit is granted if the relevant CFDA provincial branch receives satisfactory inspection results of the distributor’s facilities, warehouse, hygiene environment, quality control systems, personnel and equipment.  The CFDA applies Good Supply Practice standards, or GSP standards, to all pharmaceutical wholesale and retail distributors to ensure the quality of distribution in China. The currently applicable GSP standards require pharmaceutical distributors to implement controls on the distribution of medicine, including standards regarding staff qualifications, distribution premises, warehouses, inspection equipment and facilities, management and quality control. A certificate for GSP standards, or GSP certificate, is valid for five years, except for a newly established pharmaceutical distribution company, for which the GSP certificate is valid for only one year.

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

Other Regulations

In addition to the regulations relating to pharmaceutical industry in China, our operating subsidiaries are also subject to the regulations applicable to a foreign invested enterprise (“FIEs”) in China.

Foreign Currency Exchange

The functional currency of our operating PRC subsidiary, Chengdu Tianyin, is Renmibi (RMB). Pursuant to the Foreign Currency Administration Rules promulgated in 1996 and amended in 1997 and various regulations issued by the China State Administration of Foreign Exchange (the “SAFE”), and other relevant PRC government authorities, the RMB is freely convertible only to the extent of current account items, such as trade-related receipts and payments, interests and dividends.  Capital account items, such as direct equity investments, loans and repatriation of investment, require the prior approval from the SAFE or its local counterpart for conversion of RMB into a foreign currency, such as U.S. dollars, and remittance of the foreign currency outside the PRC. Payments for transactions that take place within the PRC must be made in RMB. Unless otherwise approved, PRC companies other than the foreign invested enterprises must convert foreign currency payments they receive from abroad into RMB.  On the other hand, FIEs may retain foreign exchange in accounts with designated foreign exchange banks, subject to a cap set by the SAFE or its local counterpart.

Regulation on Overseas Listing

On August 8, 2006, six PRC regulatory agencies jointly adopted the new merger and acquisition (M&A) Rule, which became effective on September 8, 2006.  This new M&A Rule requires offshore SPVs that are controlled by PRC companies or individuals and that have been formed for the purposes of seeking a public listing on a stock exchange outside China through acquisitions of PRC domestic companies to obtain the China Securities Regulatory Commission’s (“CSRC”) approval prior to publicly listing their securities on a stock exchange outside China. On September 21, 2006, the CSRC published a notice on its website specifying the documents and materials required to be submitted to the CSRC when seeking the CSRC approval for their listings outside of China. The interpretation and application of the New M&A Rule remain unclear, and we cannot assure you that the ownership of our securities by offshore entities and their shareholders does not require approval from the CSRC, and if it does, how long it will take us to obtain the approval. See “Risk Factors—Risks Related to Doing Business in China—the approval of the China Securities Regulatory Commission (the “CSRC”), may be required in connection with the foreign ownership of our securities under a recently adopted PRC regulation.”

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

RESEARCH AND DEVELOPMENT

We have a proven cooperative partnership model for the research and development (R&D) which is cost effective, efficient, and value adding for our organic growth. We focused on innovative products indicated for high incidence diseases with substantial market potential, in addition to the improvement of marketed products. Our R&D partners include a number of most prestigious academic institutions in China, including China Pharmaceutical University, Sichuan University-affiliated West China Center of Medical Sciences, and Shaanxi University of Chinese Medicines.

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

Copies of the Company’s Annual Reports on Form 10K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are all available on our website ( http://www.tianyinpharma.com ) free of charge, within a week after we file same with the SEC or by sending a request for a paper copy to our outside securities counsel: Hunter Taubman Weiss LLP, 130 w 42nd Street, Suite 1050, New York, NY 10036.

ITEM 1A.	RISK FACTORS

Risks Related To Our Business

Our growth is dependent on our ability to successfully develop, acquire or license new drugs.

Our growth is supported by continuous investment in time, resources and capital to identify and develop new products or new formulations for the market via geographic expansion and market penetration. If we are unable to either develop new products on our own or acquire licenses for new products from third parties, our ability to grow revenues and market share will be adversely affected. In addition, we may not be able to recover our investment in the development of new drugs, given that projects may be interrupted, unsuccessful, not as profitable as initially contemplated or we may not be able to obtain necessary financing for such development. Similarly, there is no assurance that we can successfully secure such rights from third parties on an economically feasible basis.

We may not be able to secure financing needed for future operating needs on acceptable terms, or on any terms at all.

From time to time, we may seek additional financing to provide the capital required to expand our production facilities, R&D initiatives and/or working capital, as well as to repay outstanding loans if cash flow from operations is insufficient to do so. We cannot predict with certainty the timing or amount of any such capital requirements. If such financing is not available on satisfactory terms, we may be unable to expand our business or to develop new business at the rate desired. If we are able to incur debt, we may be subject to certain restrictions imposed by the terms of the debt and the repayment of such debt may limit our cash flow and growth. If we are unable to incur debt, we may be forced to issue additional equity, which could have a dilutive effect on our current stockholders.

Expansion of our business may put pressure on our management and the operational infrastructure which could impede our ability to meet an increased demand for our products.

Our business plan is to grow our operations to meet increasing demand for our products. Growth in our business may place a significant strain on our personnel, management, financial systems and other resources. The evolution of our business also presents numerous risks and challenges that include continued acceptance of our products, sales and market share expansion, costs for expansion, technological evolvement and industrial dynamics.

If we are successful in obtaining rapid market growth of our products, we will be required to deliver large volumes of quality products and services on a timely basis at a reasonable cost to the customers. Meeting any such increased demands will require us to expand our manufacturing facilities, to increase our ability to purchase raw materials, to expand our work force, to expand our quality control capabilities and to increase the scale upon which we provide our products and services.  Such demands would require more capital and working capital than we currently have available and we may be unable to meet the needs of our customers, which could adversely affect our relationship with our customers and reduce our revenues.

There can be no assurance that we can sustain or increase profitability.

Although we have recently achieved operating profits, there can be no assurance that we can sustain or increase profitability. Unexpected situations, expenses, and delays are frequently encountered in developing and marketing products. These include, but are not limited to, competition, the need to develop customers and market expertise, market conditions, sales, marketing, increases in the cost of raw materials, and governmental regulation. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail our operations. We may not achieve our business growth objectives and the failure to achieve such goals would have an adverse impact on our business and results of operations.  In addition, we expect to incur additional general and administrative expenses as a public company in the United States which could also have a negative impact on our future profitability.

Our growth strategy includes the pursuit of acquisitions and new product development, which could have a materially adverse effect on our business, financial condition, results of operations and growth prospects.

Our business strategy includes growth through strategic acquisitions and the development of new products and technologies, which will involve significant capital expenditure and risks. Innovative pharmaceutical development involves R&D costs that may achieve no tangible results instead adversely affect our future profitability. In addition, any acquisition or combination that we consummate will likely involve, among other things, the payment of cash, the incurrence of contingent liabilities and the amortization of expenses related to goodwill and other intangible assets, and transaction costs, which may adversely affect our business, financial condition, results of operations and growth prospects. Our ability to integrate and organize any new businesses and/or products, whether internally developed or obtained by acquisition or combination, will likely require significant expansion of our operations. There is no assurance that we will be able to obtain the necessary resources for such expansion, and the failure to do so could have a materially adverse effect on our business, financial condition, results of operations and growth prospects.  In addition, future acquisitions or combinations by the company involve risks of, among other things, entering markets or segments in which we have no or limited prior experience, the potential loss of key employees or difficulty, delay or failure in the integration of the operations of any such new business with our current business and operating and financial difficulties of any new or newly combined operations, any of which could have a materially adverse effect on our business, financial condition, results of operations and growth prospects.  Moreover, there can be no assurance that the anticipated benefits of any internally developed new business segment or business combination will be realized.

Our current products have certain side effects.  If the side effects associated with our current or future products are not identified prior to their marketing and sale, we may be required to withdraw such products from the market, perform lengthy additional clinical trials or change the labeling of our products, any of which could hinder or adversely impact our growth.

Our current products have certain side effects.  If significant side effects of our medicines are identified after they are marketed and sold:

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

We may not be able to obtain manufacturing or marketing approval for our future products, failure to do so could materially harm our business prospects.

All medicines must be approved by the China Food and Drug Administration (“CFDA”, previously known as State Food and Drug Administration, “SFDA”), before they can be manufactured, marketed or sold in China.  The CFDA requires a pharmaceutical manufacturer to have successfully completed clinical trials of a new medicine and demonstrated its manufacturing capability before approval to be granted. Clinical trials are costly and their results are uncertain.  In addition, the CFDA and other regulatory authorities may apply new standards for safety, manufacturing, labeling, marketing and distribution of future products. Compliance with these standards may be time-consuming and expensive. Our future products may not be efficacious or may have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining approval or may prevent or limit their commercial use. As a result, we may not be able to obtain CFDA or other governmental approvals for our future products on a timely basis or at all. Even if we do obtain approvals, such approvals may be subject to limitations on the indicated uses for which we may market a product, which may limit the size of the market for such a product. In addition, CFDA along with other departments of the government that directly or indirectly regulate the healthcare industry in China may undergo periodic review and revisions of their policies which may impact the pharmaceutical market in a way that results in uncertainty for our business operation.

Failure to obtain approval from the CFDA to convert a provisional national production standard of our principal products to a national final production standard would require us to suspend or cease the production of existing or new products.

After the CFDA approves a new medicine, it directs the manufacturer to produce that medicine according to a provisional standard which is valid for two years, during which the CFDA closely monitors the production process and quality consistency of the medicine for developing a national final production standard. Three months before a medicine’s provisional standard expires, the manufacturer of that medicine is required to apply to the CFDA to convert its provisional standard to a final standard. In practice, the CFDA’s approval process could take a few years. However, during the CFDA’s review period (including after the expiration of the two-year provisional standard period), the manufacturer may continue to produce the medicine according to the provisional standard.

The retail prices of our principal products are subject to price controls administered by the government authorities which may limit the pricings of our products. It is also possible that we may be required to lower the wholesale prices of our products as a result of any government-mandated price reductions.

The retail pharmaceutical prices in China are subject to price controls administered by the Price Control Office under the National Development and Reform Commission (“NDRC”), and provincial price control authorities, either in the form of fixed prices or price ceilings. From time to time, the NDRC publishes a list of medicines subject to price controls. The NDRC directly regulates retail prices of certain medicines on the list and authorizes provincial price control authorities to regulate retail prices of the remainder on that list. The limitation on our ability to raise the wholesale prices of our products may prevent us from absorbing or offsetting the effect resulting from any increase in the cost of raw materials or other costs, which would impact our margins.

In response to rapid increases in the  market prices of medicines from 2006 through to today, the NDRC has been actively administrating price ceilings on more than 400 medicines in China. These continuous efforts to administer and reduce medicine market prices have resulted on average in a 30% price reduction in prices of retail medicines. These price reductions have not been offset by corresponding cost reductions, but have been worsened by corresponding increasing raw material and other costs of production during the same period.  If this current market trend continues and we are required to further lower the prices of our principal products in the future as a result of any government-mandated reduction in the price ceilings, our future revenue and profitability would be adversely affected.

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

We maintain purchase orders for the sale of our products to customers.  Although we have entered into agreements to supply our customers, we cannot assure that such agreements will be renewed when the terms of such agreements expire or that our relationships with our customers will be maintained on satisfactory terms or at all. The failure to maintain our relationships with our customers or the failure to obtain new customers could negatively affect our revenues and decrease our earnings or have an adverse impact on our business.

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

We currently have one pre-extraction plant, one formulated pharmaceutical manufacturing plant and one active pharmaceutical ingredient production plant in operation.

In case of fire, earthquake or other disasters, we would have to resort to alternative sources of manufacturing, which may cause significant delays. Any increase in costs, slowdowns or shutdowns could have a material adverse affect on our business, financial condition, results of operations and growth prospects.

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

The Chinese government has recently launched a nationwide campaign against corrupt practices that have been frequently engaged by state-owned hospitals in China, including their acceptance of kickbacks or other illegal gains and benefits in connection with their providing medical services and purchasing medical equipment and medicines. As early as mid 2006, the China’s Ministry of Health (“MOH”) ordered all state-owned hospitals to review, among other things, their procurement policies and procedures and rectify problems and deficiencies. As a result of this campaign, many state-owned hospitals have since diverted a significant portion of their attention and resources to their internal inspection and rectification activities and are reviewing their procurement policies. These initiatives have been further reinforced by the new 2013 anti-corruption campaign led by China’s new president Jingping Xi. If the anti-corruption campaign becomes more intensified, causing a significant change to the hospitals’ procurement policies and procedures or otherwise resulting in a further delay for state-owned hospitals to resume their normal procurement of our products, our sales designated for hospitals, which account for a very substantial portion of our total sales, could be adversely affected.

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

The PRC Enterprise Income Law (“EIT”) Law and its implementing rules, both of which became effective on January 1, 2008, have adopted a uniform statutory enterprise income tax rate of 25% to all enterprises in China. The EIT Law and its implementation rules also permit qualified ‘‘high and new technology enterprises’’ (“HNTEs”), to enjoy a preferential enterprise income tax rate of 15% upon filing with competent tax authorities. The qualification as a HNTE generally has a valid term of three years and the renewal of such qualification is subject to review by the relevant authorities in China. Pursuant to the Notice of Tax Preferences Policies for the Development of Western Regions (Caishui [2001] No.202), promulgated on December 30, 2001, or the Tax Notice 202, both domestic companies and FIEs, which are established in the western regions (including Sichuan Province) and were engaged in the encouraged industries (including the TCM manufacture business), shall be entitled to a 15% national enterprise income tax rate for a period commencing from January 2001 to December 2010.  Chengdu Tianyin has been entitled to the preferential tax treatment until December 31, 2010. After the preferential tax treatment period was ended, Chengdu Tianyin is currently subject to 25% income taxes. Chengdu Tianyin has submitted application for the renewal of its HNTE status in Chengdu, Sichuan Province of China. The successful renewal of the High Tech status would reduce the current enterprise income tax to 15% for another three years from the beginning of 2013 calendar year. However, there is no assurance that Chengdu Tianyin would successfully obtain the approval for the renewal.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

China only recently has permitted provincial and local economic autonomy and private economic activities, as a result of this we are dependent on our relationship with the local government in the province in which we operate our business. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.  Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements.  However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.  Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

Future inflation in China may inhibit our activity to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as –(2.2)%. The inflation is reflected in an increase of raw material prices which directly impacted the margins of pharmaceutical sales. To curtail inflation, the Chinese government may adopt various corrective measures to restrict the availability of credit or regulate growth. The high inflation may in the future cause Chinese government to impose credit controls or price ceilings or other actions which could inhibit economic activity in China, and thereby limit the market for our products.

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

The PRC has been historically deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

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

Our executive officers, directors, and principal stockholders own, in the aggregate, approximately 31.80% of our outstanding Common Stock. As a result of their stockholdings, these stockholders are able to assert substantial control over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

The market price of our Common Stock may be volatile and there may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

During the past two years our Common Stock has had a trading price range between $0.25 per share to $3.69 per share. The market price of our Common Stock has been and will likely continue to be highly volatile, as is the stock market in general. Factors that may materially affect the market price of our Common Stock are beyond our control, these factors may materially adversely affect the market price of our Common Stock, regardless of our performance.  In addition, the public stock markets have experienced extreme price and trading volume volatility. These broad market fluctuations may influence the market price of our Common Stock. There is currently only a limited public market for our Common Stock, which is listed on the NYSE Mkt, and there can be no assurance that a trading market will develop further or be maintained in the future. As of September 25, 2013, the closing bid price of our Common Stock was $0.69 per share and we had approximately 265 shareholders of record of our Common Stock, not including shares held in street name.

The outstanding warrants may adversely affect us in the future and cause dilution to existing shareholders.

There are currently 4,688,276 warrants outstanding as of the date of this filing. There were 4,814,359 warrants that expired in January 2013 with the remaining warrants scheduled to expire in January 2015 unless otherwise exercised prior to the expiration date. The exercise price of the remaining warrants is $3.00 per share. Exercise of the warrants may cause dilution to the interests of our other shareholders as a result of the additional Common Stock that would be issued upon exercise. In addition, sales of our Common Stock issuable upon exercise of the warrants could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our Common Stock. Further, the terms on which we may obtain additional financing during the period that any of the warrants remain outstanding may be adversely affected by the existence of these warrants as well.

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

All land in China is owned by the State.  Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes.  In the case of land used for industrial purposes, the land use rights are granted for a period of 50 years.  This period may be renewed at the expiration of the initial and any subsequent terms.  Granted land use rights are transferable and may be used as security for borrowings and other obligations. Chengdu Tianyin currently owns land use rights to approximately 29,651 square meters of land and approximately 10,780 square meters of buildings consisting of manufacturing facilities, employee quarters and office buildings in Chengdu, China.  Chengdu Tianyin holds five State-owned Land Use Rights Certificates and eight Building Ownership Certificates for the land use rights and buildings owned by it, which include the:

1.	State-owned Land Use Rights Certificate (No.: Qingyangguoyong [2007] No. 12133);
2.	State-owned Land Use Rights Certificate (No.: Qingyangguoyong [2007] No. 12132);
3.	State-owned Land Use Rights Certificate (No.: Longguoyong [2002] No. 17188);
4.	State-owned Land Use Rights Certificate (No.: Longguoyong [2007] No. 76483);
5.	State-owned Land Use Rights Certificate (No.: Qingguoyong [2007] No. 12575);
6.	Building Ownership Certificate (No.: ChengfangquanjianzhengJianzhengZi No.1570035);
7.	Building Ownership Certificate (No.: ChengfangquanjianzhengJianzhengZi No.1599930);
8.	Building Ownership Certificate (No.: ChengfangquanzhengJianzhengZi No.1570039);
9.	Building Ownership Certificate (No.: LongfangquanzhengJianzhengZi No.0119728);
10.	Building Ownership Certificate (No.: LongfangquanzhengJianzhengZi No.0119727);
11.	Building Ownership Certificate (No.: LongfangquanzhengJianzhengZi No.0119729);
12.	Building Ownership Certificate (No.: Longfangguan No. 0070870); and
13.	Building Ownership Certificate (No.: Longfangguan No. 0070869).

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

The Company’s common stock is traded on the NYSE Mkt under the symbol “TPI” since October 1, 2008; our CUSIP number is 88630M104. We first began trading on August 14, 2007 on the Over the Counter Bulletin Board.   The following table sets forth the quarterly high and low bid prices for the common stock for the last two fiscal years.  The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	High	Low
Quarter ended September 30, 2011	$1.75	$1.11
Quarter ended December 31, 2011	$1.47	$0.56
Quarter ended March 31, 2012	$0.89	$0.60
Quarter ended June 30, 2012	$0.88	$0.25
Quarter ended September 30, 2012	$0.61	$0.45
Quarter ended December 31, 2012	$0.69	$0.58
Quarter ended March 31, 2013	$0.86	$0.60
Quarter ended June 30, 2013	$0.70	$0.48

On September 23, 2013, the closing bid price of the common stock was $0.70 and we had approximately 265 record holders of our commons stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

In 2008, we granted five (5) year Class A Warrants to purchase 4,757,814 shares of our Common Stock, $0.001 par value per share at an initial exercise price of $2.50 per share, and seven (7) year Class B Warrants to purchase 4,757,814 shares of our Common Stock at an initial exercise price of $3.00 per share. In 2009, we granted three (3) year warrants to purchase 306,914 shares of our Common Stock, at an initial exercise price of $4.50 per share, subject to adjustment. The exercise prices of the Warrants were subject to weighted average and other anti-dilution adjustments, which were later removed.  We also granted warrants to purchase 1,522,500 shares of Common Stock with an exercise price of US$1.60, $2.50 and $3.00 per share to TriPoint Global Equities, LLC, the placement agent in the 2008 Financing. In connection with the 2009 Financing, we granted warrants to purchase 122,766 shares of common stock at $3.25 and 24,553 shares at $4.50 to TriPoint Global Equities, LLC, the placement agent or its designees of such financing. All of the Class A Warrants and Class C Warrants have expired without exercise in January 2013. As of September 26, 2013, we have 4,257,814 of the Class B Warrants and 430,462 placement agent warrants outstanding.

Dividend Policy

Preferred share dividend

On December 31, 2009, the Company recorded $98,538 as dividends to the investors of the Company’s 2008 Financing, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. This resolution was approved by the Company’s Board and the Company chose to pay the dividends in cash to those investors.

On January 11, 2010, the Company declared a quarterly cash dividend to be paid to its common stock shareholders. The dividend of $0.025 per common share, with the total amount of $403,085 has been declared to shareholders of record as of January 31, 2010 and was paid on February 25, 2010.

On March 31, 2010, the Company recorded $82,541 as dividends to the investors of the Company’s 2008 Financing, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. This resolution was approved by the Company’s Board and the Company chose to pay the dividends in cash to those investors.

On June 30, 2010, the Company recorded $72,995 as dividends to the investors of the Company’s 2008 Financing, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. This resolution was approved by the Company’s Board and the Company chose to pay the dividends in cash to those investors.

As of June 30, 2010, 8,155,375 shares of Series A Preferred Stock were converted into 8,155,375 shares of common stock in total, of which 5,786,250 were converted during the fiscal year ended June 30, 2010.

As of June 30, 2010, 859,376 Class A and 500,000 Class B Warrants of the Company have been exercised for respective equivalent number of shares of common stock. The exercise prices of Class A and Class B Warrants are $2.50 and $3.00 per share, respectively.  In addition, the warrants to the placement agent to purchase 542,394 shares of common stock at $1.60, 15,025 shares of common stock at $2.50 and the options issued to external service providers to purchase 165,000 shares of common stock at $2.00 per share have also been exercised. As a result, an aggregate of 2,081,795 shares of outstanding common stock have been added and a total of $4,591,958 in net proceeds have been received from the exercise of those warrants and options.

On September 30, 2010, the Company recorded $54,857 as dividends to the investors of the Company’s 2008 Financing, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. This resolution was approved by the Company’s Board and the Company chose to pay the dividends in cash to those investors.

On December 31, 2010, the Company recorded $53,501 as dividends to the investors of the Company’s 2008 Financing, representing the quarterly dividend (10% per annum) in accordance with the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. This resolution was approved by the Company’s Board and the Company chose to pay the dividends in cash to those investors.

By March 18, 2011, under the mandatory conversion agreement, the remaining 1,360,000 preferred shares were converted to common shares at a 1:1 exchange ratio.

As of September 26, 2013, there were 29,382,791 common shares outstanding and no preferred shares outstanding.

Common stock dividend

On March 26, 2009, we announced that the Board of Directors declared an annual cash dividend of $0.10 per common share that would be paid quarterly. The initial dividend of $.025 was paid to common shareholders of record on April 30, 2009, with the distribution occurring around June 10, 2009. The cash dividend was paid solely to common stockholders and was not be paid on shares owned by management, advisors or other inside shareholders, all of whom agreed to waive receipt of the dividend. The majority of the Company's Series A Preferred Shareholders approved the cash dividend by April 14, 2009.

On July 8, 2009, the Company declared a quarterly cash dividend to be paid to its common stock shareholders. The dividend of $0.025 per common share, totaling $172,023 was declared to shareholders of record as of July 31, 2009 and paid on September 9, 2009.

On October 5, 2009, the Company declared a quarterly cash dividend to be paid to its common stock shareholders. The dividend of $0.025 per common share, totaling $344,322 was declared to shareholders of record as of October 30, 2009 and paid on December 10, 2009.

On January 11, 2010, the Company declared a quarterly cash dividend to be paid to its common stock shareholders. The dividend of $0.025 per common share, totaling $403,085 was declared to shareholders of record as of January 31, 2010 and  paid on February 25, 2010.

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

On February 16, 2011, we issued 50,000 shares of restricted common stock to Dr. James Tong as a part of the annual compensation for his service as the CFO in 2010 calendar year. On February 21, 2012, we issued an additional 50,000 shares of restricted common stock to Dr. Tong as a part of the annual compensation for his service as the CFO in 2011 calendar year. On April 26, 2013, we issued an additional 50,000 shares of restricted common stock to Dr. Tong as a part of the annual compensation for his service as the CFO in 2012 calendar year.

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

Due to these risks and uncertainties, the forward-looking events and circumstances discussed in this report or incorporated by reference might not transpire.  Factors that cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “Risk Factors” section and elsewhere in this report.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of TPI for the fiscal years ended June 30, 2013 and 2012 and should be read in conjunction with such financial statements and related notes included in this report.

Overview

We are engaged primarily in the development, manufacturing, marketing and sale of patented biopharmaceuticals, branded generics, modernized Chinese medicines and other pharmaceuticals in China. We currently manufacture and market a comprehensive portfolio of 58 products approved by the CFDA including the patented Gingko Mihuan Oral Liquid (“GMOL”), 24 of which are included in the National Reimbursement List. Furthermore, we have 6 trademarks granted and 16 trademarks pending. Chengdu Tianyin Pharmaceutical Co., Ltd (“Chengdu Tianyin”), was established in 1994 in Chengdu, China as a pharmaceutical company that manufactures and sells modernized traditional Chinese medicines and branded generics. The current management of Chengdu Tianyin acquired 100% of the equity interest of the Company in 2003. On October 30, 2007, Grandway completed the acquisition of the 100% of the equity interest and now owns 100% of the equity interest of Chengdu Tianyin that operates our business.

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

In order to facilitate the relocation of Chengdu Tianyin’s business operation to Qionglai County and to secure land use rights for the relocation of manufacturing facilities, Chengdu Tianyin needed to establish its presence at Qionglai County during the process of construction, while all operating subsidiaries of Chengdu Tianyin are registered outside of Qionglai. Therefore, the Company decided to acquire a pharmaceutical distribution company and registered it in Qionglai County as a subsidiary of Chengdu Tianyin.  On August 29, 2012, Chengdu Tianyin entered into a Share Transfer Agreement with the shareholders of Sichuan Hengshuo Pharmaceutical Co., Ltd (“Sichuan Hengshuo” or “HSP”), a PRC pharmaceutical trading company, to acquire 100% ownership of HSP for a total consideration of approximately $0.2 million (RMB 1.3 million). The share transfer was closed on November 30, 2012, pursuant to which Chengdu Tianyin now owns 100% of HSP and Dr. Guoqing Jiang has become the legal representative of HSP.

In preparation for the new Good Manufacturing Practice (GMP) standards stipulated by the PRC government in early 2011, TPI initiated a process to optimize the manufacturing facilities and production lines of the Company in compliance with the new GMP standards. We received our current GMP certificate for both of our pre-extraction plant and formulate facilities on August 27, 2013 for the next three years until the end of 2015. In addition, under the guidance by provincial government, our facility is scheduled to be relocated to Qionglai County, south of Chengdu, which is designated for the pharmaceutical industry. The Qionglai facility (QLF) post-relocation is approximately 18 miles from the Company’s recently completed JCM facility. The proposed relocation project also includes our TCM pre-extraction plant which is currently located near the center of the city of Chengdu surrounded by a rapidly expanding residential area. Both the pre-extraction plant and the formulation plant will subsequently be relocated to Qionglai County to become a combined QLF plant, which is estimated to be 80 mu or approximately 13 acres. The combined QLF plant, designed and constructed according to the latest GMP standards, is expected to relieve the current capacity saturation at the current facilities. The re-location cost for Phase I is estimated at $25 million, which, when completed, is expected to expand the current capacity by approximately 30%. If the Company decides to further expand the capacity, Phase II QLF, an additional $10 million may be invested to double the current capacity. Since the official start of the relocation project in February 2012, the construction of the QLF project has been progressing on schedule. The Phase I of relocation of pre-extraction plant is expected to complete by the end of 2013 calendar year.

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

Development and Growth Strategy

Research and Development

The cornerstone of our business development strategy relies upon our partnership-based research and development (R&D) efforts, which support us in developing and commercializing our product pipeline and ultimately with our marketing and sales through our expanding distribution network. Under this R&D model, we are entitled to purchase the exclusive ownership and intellectual properties of new drugs developed by research institutes upon CFDA approval. Prior to our purchase, the institutes take the full financial responsibility for the costs incurred during the R&D phase. The purchase price for these drugs ranges from $250,000 to $800,000 per candidate, which is based upon the development costs for individual products and the expected revenue from the product. Usually, we expect the material net cash inflows from drugs in late stage development to begin within three years upon CFDA approval. Since the projects are targeted for well defined marketable products and TPI will retain the full ownership of these CFDA-approved products and related intellectual properties, the subsequent commercialization is expected to be accretive upon new products’ market entry. In addition, we are able to leverage these R&D resources to further facilitate market recognition and commercialization of these products. With this strategy in place, we increased market penetration and sales and marketing growth in the past years.  Part of this strategy involves increasing and improving our marketing and sales activities to enhance the market leadership of our key leading products and to increase the sales of other products by expanding our sales force, solidifying our distribution network and expanding our market segment coverage, while increasing our marketing and promotional activities.

This R&D model reduces the financial risks from a prolonged or uncertain approval process and limits the impact on our financial position and liquidity by the unexpected delay of any individual drug approval.  The uncertainties in receiving the approval involve endpoint measurement in these clinical trials. To facilitate successful trials, we assist our partnership institutes with development during the early stage of the trials, including patient and control group selection, trial design, endpoint measurement and etc. A successfully run trial depends on a variety of well-calibrated scientific and technical indices that are required for CFDA approval. If some of these indices are unable to yield satisfactory results, we can either troubleshoot or terminate the development in the early stage, which will not significantly impact us financially.

We usually begin drug commercialization preparation within 6 months after the CFDA approval. However, there are several factors that may lead to delays in this process including: mass manufacturing capacity readiness, marketing network preparedness and the indication seasonality. On average, the material positive net cash flow is expected from new market entries within two years to two and half years after their market entry.

Management plans to selectively pursue strategic acquisitions and licensing opportunities as effective means to broaden our product portfolio, leverage our resources and expand our market coverage.

R&D for additional indications of flagship product Gingko Mihuan (GMOL)

Our flagship product Gingko Mihuan Oral Liquid (GMOL, CFDA certification number: H20013079; patent number: 20061007800225) contributed approximately 39% to our total revenue in fiscal year 2013. Clinical application and information gathered from our physicians showed that in addition to our approved indication for GMOL: cardiovascular disorders, coronary heart disease and cerebral ischemic attack including strokes, off-label use of GMOL have been indicated in hepatic diseases and ophthalmological diseases. The validity of these observations is currently being investigated.

Jiangchuan Macrolide Facility (“JCM”)

In April 2009, we entered into a land supply agreement with the Sichuan Xinjin County Government to acquire 100 mu (approximately 66,700 square meters) of land within the Xinjin Chemical Industrial Park to establish a manufacturing plant for Active Pharmaceutical Ingredients (“API”) of macrolides antibiotics. In August 2009, we partnered with Sichuan Mingxin Pharmaceutical Co., Ltd. in the launch of a new joint venture, Sichuan Jiangchuan JV (“JCM”), which primarily engages in the R&D, manufacturing, sales and marketing of API and chemical intermediates of macrolide antibiotics. The joint venture is 87% owned by TPI. The JCM construction was completed in 2011.

In January 2012, JCM was approved for its GMP certification designated as "CHUAN M0799," which is valid for the period of December 31, 2011 until December 31, 2015. JCM has started producing macrolide API for TPI’s production of Azithromycin Dispersible Tablets (CFDA No: H20074145) since July 2012. Currently the monthly production capacity of JCM is 10 tons of Azithromycin macrolide API. As of September 26, 2013, the JCM facility has been in operation and mainly supporting TPI’s production of Azthromycin tablets. Our third party sales from our JCM facility for our fiscal year 2013 was $0.9 million.

Tianyin Medicine Trading Distribution Business (“TMT”)

We have been developing the distribution portfolio of TMT which distributes products manufactured by both TPI and other pharmaceutical companies to fuel our expanding sales network as well as to provide synergy to our existing organic product portfolio. TMT has been distributing mainly TPI's own products since its inception in 2009. In 2010 we signed a distribution contract with Jiangsu Lianshui Pharmaceutical, one of the most celebrated national brand injection pharmaceutical manufacturers to distribute approximately 15 Lianshui-branded generic injection products including cough suppressant, antibiotics, anti-inflammatory medicines and products for other healthcare indications. The distribution contract was successfully extended for the following year until 2014 with possible renewal for additional years when the current contract expires.  The annual distribution revenue from TMT reached approximately $16.2 million for the fiscal year 2013.

Guidance

Our revenue of approximately $67.5 million came below our previously estimated 5% growth projection year over year. This was mainly due to the tightened pricing control of generic medicines in China amid the healthcare reform and from the government’s efforts to promote lower margined essential drugs (EDL) that simultaneously compressed our margins as well as our sale volumes of those generic products. Those factors, together with the negative market environment of Azithromycin API pricing led to intensified market and pricing competition combined with an excess of capacity that may continue to last for a few years.

Our net margin guidance met our estimated 10% goal and delivered net income for our fiscal year 2013 of $6.8 million, a growth of 6% from fiscal year 2012. This was primarily attributable to the improvement of our gross margins driven by growth in our core product sales growth.

The following factors, in our opinion, will influence the future growth perspectives of our Company:

1)	Market expansion and revenue growth of TPI’s core product portfolio led by flagship product Gingko Mihuan Oral Liquid (GMOL) and other major products;
2)	Gradual ramp up of JCM revenue in the fiscal year 2014;
3)	The stabilization of generic sales following the progressive pricing restrictions as a result of the ongoing healthcare reform;
4)	Steady TMT distribution revenue contribution; and
5)	QLF relocation and smooth transition of production capacity.

Considering the continuous generic pricing pressure going forward, along with gradual development of our JCM business and the TMT distribution revenue for the following year, we forecast that the revenue growth for TPI may range from 0% to 5% for the coming year, along with a 10% net margin. (The forecasted net income guidance excluded any non-cash expenses associated with stock compensation plans or stock option expenses.)

Our current facilities operate at approximately 90% of the total capacity on a 24 hours per day schedule. We are in the process of optimizing the usage of the remaining capacity and expanding the existing capacities to meet the increasing market demand.

Management will continue to evaluate the Company's business outlook and communicate any changes on a quarterly basis or as when appropriate.

Discussion on Operating Results

Comparison of results (in $ million) for the fiscal years ended June 30, 2013 and 2012

Years Ended June 30	2013	2012
Sales	$67.5	$69.6
Cost of Sales	$41.5	$45.3
Gross profit	$26.0	$24.3
Selling, general and administrative and R&D expenses	$16.7	$15.8
Other income (expenses)	$(0.3)	$0.1
Income taxes	$2.4	$2.4
Net income attributable to TPI	$6.6	$6.4

Sales for the fiscal year ended June 30, 2013 was $67.5 million, decreased by 3.0% from $69.6 million for the fiscal year 2012, as a result of generic pricing pressure, coupled with prolonged JCM production ramp up. We witnessed a 4% reduction of total revenue from TPI’s own products which excludes the distribution revenue, from $53.0 million for the fiscal year ended June 30, 2012 to $51.0 million for the fiscal year ended June 30, 2013. We are currently exploring and implementing various strategies to stabilize our generic sales. In addition to introducing distribution revenue from TMT and JCM macrolide API revenue, we are also focusing on expanding sales efforts at tier 3 and tier 2 rated hospitals in major cities of China to strengthen our high-end hospital pharmaceutical market segment. Our top five products by sales in fiscal year 2013 are:

Product Description	Amount
Ginkgo Mihuan Oral Liquid (GMOL) for cardiovascular diseases	$26.1 million
Mycophenolate mofetil capsules (MM) for renal transplant	$6.9 million
Azithromycin Dispersible Tablets (AZI) for infectious diseases	$4.6 million
Qingre Jiedu Oral Liquid (QRE) for viral infections	$3.6 million
Yanyan Tablets (YY) for throat inflammation	$1.6 million

The core product portfolio totaled $42.7 million or 83.8% of the organic portfolio revenue.

Cost of Sales for the fiscal year ended June 30, 2013 was approximately $41.5 million or 61.5% of the revenue, compared with $45.3 million or 65.1% of the revenue for the fiscal year ended June 30, 2012. Our cost of sales primarily consists of the direct raw material costs, labor, depreciation and amortization of manufacturing equipment and facilities and other overhead. The percentage decrease of our cost of sales from the previous year was the combined results of increased sales of higher margined core products and decrease of low margined generic sales, which was discussed in the following “Gross profit” segment.

Gross profit for fiscal year ended June 30, 2013 was approximately $26.0 million with 38.5% gross margins an increase of 7% year over year, compared with $24.3 million with 35.0% gross margin for fiscal year ended June 30, 2012. The improvement in gross margins was mainly attributable to the increase of the sales of GMOL by 53.0% year over year from $17.1 million in fiscal year 2012 to $26.1 million, along with other core products revenue growth that totaled $42.7 million with higher margins. This offset the prevailing generic pricing pressure and the lower margined TMT distribution revenues, whose gross margins average about 10%. During the fiscal year 2013, our organic product portfolio delivered approximately 51.6% gross margins, a significant improvement from 45.0% in fiscal year 2012. Provided the blend of core product sales growth along with TMT lower margin distribution revenue and lower margin generic sales as the current pricing trend continues, we anticipate our overall gross margin in the near term to stabilize above 36% for the fiscal 2014, influenced by the revenue mix of TMT revenue and JCM macrolide API revenue, as compared to the core product portfolio performance. The factors that influence the gross margins of our major products include raw material price (85% of the cost of goods sold) and production cost (15% of the cost of goods sold).

Operating and R&D Expenses were $16.7 million in fiscal year ended June 30, 2013, compared with $15.8 million in fiscal year ended June 30, 2012. The increase is associated with the increase of selling and marketing expenses. We expect the operating expenses percentage to stabilize between 20 - 25% of the revenue for the coming year.

Net income was $6.6 million in fiscal year ended June 30, 2013, an increase of 6.0% from $6.2 million in fiscal year ended June 30, 2012. The growth was primarily the result of margin improvement driven by core products sales from the previous year which was discussed in the “Gross profit” segment.

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

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $10.2 million as of June 30, 2013. The balance sheet amounts with the exception of equity as of June 30, 2013 were translated at 6.1728 RMB to 1.00 US dollars as compared with 6.30915 RMB to 1.00 US dollars as of June 30, 2012. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the years ended June 30, 2013 and 2012 were the average exchange rates during the years.

Comprehensive Income was $8.7 million in fiscal year ended June 30, 2013, compared with $8.3 million in fiscal year ended June 30, 2012.

Liquidity and Capital Resources
Discussion of cash flow

	For the fiscal years ended June 30,
In $ millions	2013	2012
Cash flow from operating activities	$8.2	$7.9
Cash flow from investing activities	$(16.1)	$(5.1)
Cash flow from financing activities	$(1.1)	$(0.13)

Operating activities

As of June 30, 2013, we had working capital totaling $35.9 million, including cash and cash equivalents of $26.8 million. Net cash generated from operating activities was $8.2 million for fiscal year ended June 30, 2013 as compared with $7.9 million for fiscal year ended June 30, 2012. The increase was mainly due to the increase of net income. At the end of fiscal year 2013, the accounts receivable was $10.1 million, 15.0% of the total revenue, improved from $11.3 million, or 16.2% of the total revenue for fiscal 2012, which is mainly due to the shortened payment cycle by distributors driven by core products revenue performance. We believe that TPI is adequately funded to meet all of our working capital and capital expenditure needs for fiscal year 2014.

Investing activities

Net cash used in investing activities for the fiscal year ended June 30, 2013 totaled $(16.1) million compared with $(5.1) million in the fiscal year ended June 30, 2012 which are mainly related to the construction and equipment purchase of the QLF project. We anticipate that in the first half of fiscal year 2014 the capital expenditure will be approximately $10 million due to our QLF relocation.

Financing activities

Net cash used in financing activities for fiscal year ended June 30, 2013 totaled $(1.1) million compared with $(0.13) million for fiscal year 2012. This was predominately due to the restriction of cash of $(0.9) million and the payment of a short term bank loan of $6.1 million offset by new short term bank loan borrowing of $5.8 million.

Borrowings and Credit Facilities

The short-term bank borrowings outstanding as of June 30, 2013 and 2012 were $5.9 million and $6.0 million, respectively. There is no significant change in the loan amount. The slight difference was primarily due to the currency conversion rate fluctuation between the fiscal years 2013 and 2012.  We paid an average interest rate of 7.327% and 7.755% per annum, respectively. These loans were made from CITIC bank and secured by the property and equipment or certificate deposit of Chengdu Tianyin. They do not contain any additional financial covenants or restrictions. The borrowings have one year terms and contain no specific renewal terms.

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

Accounts Receivable and Bad Debt Reserve

Accounts receivable are stated at the amount management expects to collect from balances outstanding at the end of the period. Sales of goods are subject to revenue recognition condition. Even if we have not received the payment, they should be recognized as revenue and increase accounts receivable accordingly. Based on its assessment of the credit history with customers having outstanding balances and our current relationships with such customers, management decides whether any realization of losses on balances outstanding at the end of the period will be deemed uncollectible based on the age of the receivables. As such, we reserve 1% of accounts receivable balances that have been outstanding less than one year, 50% of accounts receivable balances that have been outstanding between one year and two years, and 100% of receivable balances that have been outstanding for more than two years. The allowance for doubtful accounts at June 30, 2013 and 2012 was $102,149 and $113,862, respectively.

Accounts receivable was $10.1 million for the year ended June 30, 2013 as compared to $11.3 million for the year ended June 30, 2012, a decrease of approximately $1.2 million. During the year ended June 30, 2013, sales revenue was $67.5 million as compared to $69.6 million for fiscal year ended June 30, 2012. Based upon our periodic review of customers using credit, we believe our credit risk remains under control and do not have any significant changes. We only grant credit to customers with proven sales records and all credit sales must be approved by the CEO and our finance department.  Moreover, we conduct a credit review at least annually for each of our customers that we grant credit. In addition, we have an internal policy that requires finance staff and sales personnel to closely monitor the collection and credit status of each client with credit.  If the credit sales exceed the credit granted to a customer, or the account receivable is over 60 days, we will suspend all sales to that customer until we receive their payments and their account is brought current. Customers without any sales history must pay prior to the shipment of goods.

Inventory

Ending inventory is stated at the lower of cost or market at the balance sheet date. Subsequent measurement of inventory uses the "lower of cost and net realizable value" accounting principle which is related to the historical cost and net realizable value on accounting measurement basis. Inventory is determined using the weighted-average cost method. Our internal controls require that we identify any obsolete and/or excess inventory, and estimate accruals based on the principle of lower of costs and market value (“LCM”). Although we have adopted the principle of lean production, such accruals are generally not significant. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required that could negatively impact our gross margin and operating results. The inventory reserve at June 30, 2013 and 2012 was $-0- and $-0-, respectively.  The inventory reserve was for obsolete raw material with carrying value less than the net realizable value.

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

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method, over 5 and 40 years.  Construction in progress primarily represents the renovation costs of plant, machinery and equipment. Costs incurred are capitalized and transferred to property and equipment upon completion, at which time depreciation commences. Cost of repairs and maintenance is expensed as incurred. Gain or loss on disposal of property and equipment, if any, is recognized in the consolidated statements of operations.

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

In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value (computed based upon the expected future discounted cash flows) of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Revenue Recognition

We recognize revenue of product sales and the cost related when title has been transferred, the risks and rewards of ownership have been transferred to the customer, both the cost and the revenue are determinable, and the collection of the related receivable is probable, which is generally at the time of shipment. The shipment term for most of our customer sales is “Cost plus Freight” (“C&F”).  Our contracted logistic companies pick up the goods from our warehouse and deliver them to the warehouses designated by our customers.  We grant credit to customers with proven sales records. Sales to customers without sales records require advance payment prior to shipment of goods.  Our CEO and Finance Department must pre-approve all credit sales. We conduct a credit review, on at least an annual basis, for each of our customers that we grant credit.  In addition, we call on our finance staff and sales personnel to closely monitor the credit recovery and credit status of each client with credit. Currently we do not have any sales on consignment and we do not use consignment sales as our sales method.  After products arrive at customers’ warehouses (FOB destination), both the risk and ownership of the products are transferred to customers. Since all of our products received GMP certification and we maintain high quality standards, returns of products are basically negligible. Finally, although the pharmaceutical is highly competitive, we believe that the GMP certification and  high quality of our products, coupled with the new CFDA product filing and registration policy, which provides, so long as no other company within our immediate pharmaceutical industry produces a product superior to ours in terms of current advances and product breakthroughs, protection to formulas and production techniques of our approved products, prohibits producing and selling similar products without the CFDA’s approval, and thus other companies are prevented from producing and distributing new products that would compete directly with ours.  As a result of the aforementioned, there was no sales allowance for the years ended June 30, 2013 and 2012, respectively.

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

Impairment of Intangible Assets

We apply the provisions of Financial Accounting Statement No. 142 “Goodwill and Other Intangible Assets (SFAS 142)” which addresses how goodwill and other acquired intangible assets should be accounted for in financial statements. In this regard, we test these intangible assets for impairment annually or more frequently if indicators of potential impairment are present. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. If such circumstances are determined to exist, an estimate of the undiscounted future cash flows of these assets, or appropriate asset groupings, is compared to the carrying value to determine whether an impairment exists. If the asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value.

The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. During the year ended June 30, 2013, we had no impairment losses.

Goodwill

We account for business acquisitions in accordance with ASC 805-10 (formerly SFAS No. 141 “Business Combinations”), which may result in the recognition of goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method.

Goodwill is not subject to amortization but will be subject to periodic evaluation for impairment. Goodwill is stated in the consolidated balance sheet at cost less accumulated impairment loss, if any. We review goodwill for impairment annually or more frequently if indicators of impairment exist. The Company adopted an accounting standard update, commonly referred to as the step zero approach that allows it to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. For reporting units in which the qualitative assessment concludes it is more likely than not that the fair value is more than its carrying value, the amended guidance eliminates the requirement to perform further goodwill impairment testing. For those reporting units where a significant change or event occurs, and where potential impairment indicators exist, the Company continues to utilize a two-step quantitative assessment to test goodwill for impairment. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others (a) a significant decline in our expected future cash flows; (b) a sustained, significant decline in our stock price and market capitalization; (c) a significant adverse change in legal factors or in the business climate; (d) unanticipated competition; (e) the testing for recoverability of a significant asset group within a reporting unit; and (f) slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact in our consolidated financial statements. The test of goodwill impairment consists of two steps. First, the identification of potential impairment is performed by comparing the fair value of the reporting unit to its carrying amount, including goodwill. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The Company has assessed its goodwill for impairment for the periods presented. There are no impairment charges related to goodwill for any of the fiscal periods presented.

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
JUNE 30, 2013 AND 2012

Patrizio & Zhao, LLC

Certified Public Accountants and Consultants	322 Route 46 West
Member of	Parsippany, NJ 07054 Tel: (973) 882-8810 Fax: (973) 882-0788
Alliance of worldwide accounting firms	www.pzcpa.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Tianyin Pharmaceutical Co., Inc.

We have audited the accompanying consolidated balance sheets of Tianyin Pharmaceutical Co., Inc. (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tianyin Pharmaceutical Co., Inc. as of June 30, 2013 and 2012, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Patrizio & Zhao, LLC
Parsippany, New Jersey

September 26, 2013

TIANYIN PHARMACEUTICAL CO., INC.
Consolidated Balance Sheets

	June 30,	June 30,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$26,827,008	$35,152,295
Restricted cash	4,536,000	3,534,550
Accounts receivable, net of allowance for doubtful accounts of $102,149 and $113,862 at June 30, 2013 and 2012, respectively	10,112,718	11,272,367
Inventory	6,036,014	5,863,013
Advance payments	-	642,075
Other current assets	313,320	436,664
Total current assets	47,825,060	56,900,964

Property and equipment, net	40,603,232	26,458,349

Intangibles, net	21,505,012	20,958,226

Goodwill	210,600	-

Total assets	$110,143,904	$104,317,539

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$1,352,560	$1,586,151
Accounts payable – construction related	2,723,290	740,832
Short-term bank loans	5,929,200	6,023,000
Trade notes payable	-	4,675,750
Income tax payable	701,311	804,595
Other taxes payable	740,800	500,782
Other current liabilities	449,062	466,982
Total current liabilities	11,896,223	14,798,092

Total liabilities	11,896,223	14,798,092

Equity
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding at June 30, 2013 and 2012, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 29,382,791 and 29,332,791 shares issued and outstanding at June 30, 2013 and 2012, respectively	29,496	29,446
Additional paid-in capital	30,134,852	30,104,902
Treasury stock	(135,925)	(135,925)
Statutory reserve	6,847,315	6,120,143
Retained earnings	50,967,308	45,022,329
Accumulated other comprehensive income	10,178,358	8,100,526
Total stockholders’ equity	98,021,404	89,241,421

Noncontrolling interest	226,277	278,026

Total equity	98,247,681	89,519,447

Total liabilities and equity	$110,143,904	$104,317,539

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.
Consolidated Statements of Operations

	For the Years Ended June 30,
	2013	2012

Sales	$67,500,476	$69,605,758

Cost of sales	41,496,812	45,274,326

Gross profit	26,003,664	24,331,432

Operating expenses
Selling expenses	11,442,664	10,672,817
General and administrative expenses	4,351,592	4,255,528
Research and development	894,995	860,081
Total operating expenses	16,689,251	15,788,426

Income from operations	9,314,413	8,543,006

Other income (expenses):
Interest income	162,563	209,037
Interest expense	(437,897)	(331,334)
Other income	-	189,268
Total other income (expenses)	(275,334)	66,971

Income before provision for income taxes	9,039,079	8,609,977

Provision for income taxes	2,423,906	2,368,059

Net income	6,615,173	6,241,918

Less: Net loss attributable to noncontrolling interest	(56,978)	(116,772)

Net income attributable to Tianyin Pharmaceutical Co., Inc.	6,672,151	6,358,690

Basic earnings per share	$0.23	$0.22
Diluted earnings per share	$0.23	$0.22

Weighted average number of common shares outstanding:
Basic	29,341,695	29,308,442
Diluted	29,341,695	29,308,442

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.
Consolidated Statements of Comprehensive Income

	For the Years Ended June 30,
	2013	2012

Net income	$6,615,173	$6,241,918

Other comprehensive income
Foreign currency translation adjustment	2,083,061	2,065,066

Total other comprehensive income	2,083,061	2,065,066

Total Comprehensive income	8,698,234	8,306,984

Less: Comprehensive income attributable to the noncontrolling interest	(51,749)	(74,933)

Comprehensive income attributable to
Tianyin Pharmaceutical Co., Inc.	$8,749,983	$8,381,917

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.
Consolidated Statements of Changes in Equity

									Accumulated
				Series A		Additional			other	Total
	Common Stock		Treasury	Preferred Stock		Paid in	Statutory	Retained	Comprehensive	Stockholders’	Noncontrolling	Total
	Number	Par Value	Stock	Number	Par Value	Capital	Reserve	Earnings	Income	Equity	Interest	Equity

Balance at June 30, 2011	29,312,491	$29,396	$(111,587)	-	$-	$30,065,452	$5,409,764	$39,374,018	$6,077,299	$80,844,342	$435,220	$81,279,562
Net income	-	-	-	-	-	-	-	6,358,690	-	6,358,690	(116,772)	6,241,918
Other comprehensive income:
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	2,023,227	2,023,227	41,839	2,065,066
Comprehensive income	-	-	-	-	-	-	-	-	-	8,381,917	(74,933)	8,306,984
Common shares issued	50,000	50	-	-	-	39,450	-	-	-	39,500	-	39,500
Treasury stock	(29,700)	-	(24,338)	-	-	-	-	-	-	(24,338)	-	(24,338)
Contribution from noncontrolling interest for
Jiangchuan Pharmaceutical Co., Ltd.	-	-	-	-	-	-	-	-	-	-	252,352	252,352
Purchase of subsidiary shares from noncontroll interest	-	-	-	-	-	-	-	-	-	-	(334,613)	(334,613)
Statutory reserve	-	-	-	-	-	-	710,379	(710,379)	-	-	-	-

Balance at June 30, 2012	29,332,791	$29,446	$(135,925)	-	$-	$30,104,902	$6,120,143	$45,022,329	$8,100,526	$89,241,421	$278,026	$89,519,447
Net income	-	-	-	-	$-	-	-	6,672,151	-	6,672,151	(56,978)	6,615,173
Other comprehensive income:
Foreign currency translation adjustment	-	-	-			-	-	-	2,077,832	2,077,832	5,229	2,083,061
Comprehensive income	-	-	-	-	-	-	-	-	-	8,749,983	(51,749)	8,698,234
Common shares issued	50,000	50	-	-	-	29,950	-	-	-	30,000	-	30,000
Treasury stock	-	-	-	-	-	-	-	-	-	-	-	-
Statutory reserve	-	-	-	-	--	-	727,172	(727,172)	-	-	-	-

Balance at June 30, 2013	29,382,791	$29,496	$(135,925)	-	$-	$30,134,852	$6,847,315	$50,967,308	$10,178,358	$98,021,404	$226,277	$98,247,681

The accompanying notes are an integral part of these consolidated financial statements.

TIANYIN PHARMACEUTICAL CO., INC.
Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2013	2012
Cash flows from operating activities:
Net Income	$6,615,173	$6,241,918
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,435,138	1,215,233
Provision for bad debts	(14,004)	15,968
Share-based payment	30,000	39,500
Changes in current assets and current liabilities:
Accounts receivable	1,400,398	(2,006,964)
Inventory	(42,848)	(805,520)
Advance payments	645,923	1,032,919
Other current assets	130,893	(384,778)
Accounts payable and accrued expenses	(264,388)	(398,896)
Accounts payable – construction related	1,935,150	(1,122,489)
Trade notes payable	(4,703,775)	4,652,740
Income tax payable	(119,146)	(147,945)
Other taxes payable	225,356	(316,410)
Other current liabilities	(27,787)	(65,062)
Total adjustments	1,630,910	1,708,296

Net cash provided by operating activities	8,246,083	7,950,214

Cash flows from investing activities:
Addition to property and equipment	(1,704,154)	(555,731)
Addition to construction in progress	(13,274,213)	-
Proceeds from disposal of fixed assets	-	545,374
Additions to intangible assets – approved drugs	-	(772,828)
Additions to intangible assets – land use right	(886,611)	(3,974,544)
Acquisition of subsidiary - Hengshuo	(207,285)	-
Payment to minority interest for ownership acquisition of JCM	-	(334,613)

Net cash used in investing activities	(16,072,263)	(5,092,342)

Cash flows from financing activities:
Restricted cash	(908,865)	(3,517,156)
Proceeds from short-term bank loans	5,835,870	3,154,400
Repayments of short-term bank loans	(6,059,100)	-
Treasury stock	-	(24,338)
Capital contribution from minority shareholder of JCM	-	252,352

Net cash used in financing activities	(1,132,095)	(134,742)

Effect of foreign currency translation on cash	632,988	704,259

Net increase (decrease) in cash and cash equivalents	(8,325,287)	3,427,389

Cash and cash equivalents – beginning	35,152,295	31,724,906

Cash and cash equivalents – ending	$26,827,008	$35,152,295

Supplemental schedule of non-cash activities
Exchange of construction in progress to intangible assets	$-	$1,171,928

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

In June 2009, Chengdu Tianyin invested approximately $0.7 million (RMB 5 million) to establish a wholly-owned trading subsidiary, Chengdu Tianyin Medicine Trading Co., Ltd (“Tianyin Medicine Trading” or “TMT”) for sales and distribution of medicine produced by Chengdu Tianyin. As of June 30, 2013, the financial results of Tianyin Medicine Trading are consolidated into the consolidated financial statements presented herein.

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

In order to facilitate the relocation of Chengdu Tianyin’s business operation to Qionglai County and to secure land use rights for the relocation of manufacturing facilities, Chengdu Tianyin needed to establish its presence at Qionglai County during the process of construction, while all operating subsidiaries of Chengdu Tianyin are registered outside of Qionglai. Therefore, the Company decided to acquire a pharmaceutical distribution company and registered it at Qionglai County as a subsidiary of Chengdu Tianyin. On August 29, 2012, Chengdu Tianyin entered into a Share Transfer Agreement (the "Agreement") with the two existing shareholders of Sichuan Hengshuo Pharmaceutical Co., Ltd (“Sichuan Hengshuo” or “HSP”). The share transfer was completed on November 30, 2012 by which Chengdu Tianyin acquired 100% ownership of HSP, a PRC company for a total consideration of $210,600 (RMB 1.3 million). As of June 30, 2013, the financial results of HSP are consolidated into the consolidated financial statements presented herein. The purchase price of $210,600 was assigned to goodwill as the net assets of HSP were minimum at the date of acquisition (See Note 6).

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

In preparing the accompanying consolidated financial statements, the Company evaluated the period from June 30, 2013 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from balances outstanding at the end of the period. Based on management’s assessment of the customer’s credit history and current relationships with them, management makes conclusions whether any realization of losses on balances outstanding at the end of the period will be deemed uncollectible based on the age of the receivables. The Company reserves 1% of accounts receivable balances that have been outstanding less than one year, and 50% of accounts receivable balances that have been outstanding between one year and two years, and 100% of receivable balances that have been outstanding more than two years. The allowance for doubtful accounts at June 30, 2013 and 2012 was $102,149 and 113,862, respectively.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required that could negatively impact the Company’s gross margin and operating results. No inventory reserve was required at June 30, 2013 and 2012.

Note 2 – Summary of Significant Accounting Policies (continued)

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

Rights to use land with a finite useful life is being amortized on a straight line basis over its estimated useful life of 48.1 years.

Goodwill

The Company accounts for business acquisitions in accordance with ASC 805-10 (formerly SFAS No. 141 “Business Combinations”), which may result in the recognition of goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method.

Note 2 – Summary of Significant Accounting Policies (continued)

Goodwill (continued)

Goodwill is not subject to amortization but will be subject to periodic evaluation for impairment. Goodwill is stated in the consolidated balance sheet at cost less accumulated impairment loss, if any. The Company reviews its goodwill for impairment annually or more frequently if indicators of impairment exist. The Company adopted an accounting standard update, commonly referred to as the step zero approach that allows it to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. For reporting units in which the qualitative assessment concludes it is more likely than not that the fair value is more than its carrying value, the amended guidance eliminates the requirement to perform further goodwill impairment test. For those reporting units where a significant change or event occurs, and where potential impairment indicators exist, the Company continues to utilize a two-step quantitative assessment to testing goodwill for impairment. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others (a) a significant decline in expected future cash flows; (b) a sustained, significant decline in stock price and market capitalization; (c) a significant adverse change in legal factors or in the business climate; (d) unanticipated competition; (e) the testing for recoverability of a significant asset group within a reporting unit; and (f) slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on the consolidated financial statements. The goodwill test impairment consists of two steps. First, the identification of potential impairment is performed by comparing the fair value of the reporting unit to its carrying amount, including goodwill. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The Company has assessed its goodwill for impairment for the periods presented. There are no impairment charges related to goodwill for any of the fiscal periods presented.

Impairment of Intangible Assets

The Company applies the provisions of Financial Accounting Statement No. 142 “Goodwill and Other Intangible Assets (SFAS 142)” codified in ASC Topic 350 which addresses how goodwill and other acquired intangible assets should be accounted for in financial statements. In this regard, the Company tests these intangible assets for impairment annually or more frequently if indicators of potential impairment are present. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. If such circumstances are determined to exist, an estimate of the undiscounted future cash flows of these assets, or appropriate asset groupings, is compared to the carrying value to determine whether an impairment exists. If the asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value.

The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. During the year ended June 30, 2013, the Company applied a benchmark borrowing interest rate of 6.00% as the discount rate and recorded the impairment loss of $-0- related to intangible assets for the years ended June 30, 2013 and 2012, respectively.

Revenue Recognition

The Company derives its revenues primarily from sale of pharmaceutical products. In accordance with the provisions of Staff Accounting Bulletin No. 104, codified in ASC Topic 605, revenue should not be recognized until it is realized or realizable and earned.  Revenues are considered to have been earned when the entity has substantially accomplished what it must do to be entitled to the benefits represented by the revenues. In this regard, the Company’s revenue is recognized when merchandise is received by customers or shipped by the Company pursuant to contractual terms of sales, title and risk of loss passes to the customers and the collectability is reasonably assured.

Note 2 – Summary of Significant Accounting Policies (continued)

Research and Development

Research and development costs are expensed when incurred. Research and development costs for the years ended June 30, 2013 and 2012 was $894,995 and $860,081, respectively.

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

A valuation allowance is provided to reduce the carrying amount of deferred tax assets if it is considered more likely than not that some portion, or all, of the deferred tax assets will not be realized. No differences were noted between the book and tax bases of the Company’s assets and liabilities, respectively. Therefore, there are no deferred tax assets or liabilities for the years ended June 30, 2013 and 2012. The standard corporate income tax rate is  25%.

The operating subsidiary, Chengdu Tianyin, is a wholly foreign-owned enterprise incorporated in the PRC and subject to PRC Foreign Enterprise Income Tax (“FEIT”) Law. Starting January 1, 2011, the effective tax rate for Chengdu Tianyin became 25%. The Company’s TMT and HSP subsidiaries and JCM partnership, both domestic invested companies, are also taxed at the 25% rate. The Company is not subject to any income taxes in the United States.

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

The Company uses the United States dollar (“U.S. Dollar” or “US$” or “$”) for financial reporting purposes. The subsidiaries within the Company maintain their books and records in their respective functional currency, being the primary currency of the economic environment in which their operations are conducted. Assets and liabilities of a subsidiary with functional currency other than U.S. Dollar are translated into U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statements of income and comprehensive income and cash flows are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the condensed combined financial statements were as follows:

	June 30, 2013	June 30, 2012
Balance sheet items, except for shareholders’ equity items	RMB 1: US$0.16200	RMB 1: US$0.15850

Amounts included in the statements of operations, comprehensive income, and cash flows for the years then ended	RMB 1: US$0.15945	RMB 1: US$0.15772

Shareholders’ equity items	Historical rate	Historical rate

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

Note 2 – Summary of Significant Accounting Policies (continued)

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

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02,“Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02). ASU 2013-02 requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income, by component, either on the face of the financial statements or in the notes to the financial statements and is intended to help entities improve the transparency of changes in other comprehensive income. ASU 2013-02 does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The Company does not expect the adoption of the provisions in this update willhave a material impact on its consolidated financial statements.

In July 2012, the FASB issued 2012-02 Intangibles — Goodwill and Other (Topic 350): The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company does not expect the adoption of the provisions in this update will have a material impact on its consolidated financial statements.

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

Reclassification

Certain amounts as of June 30, 2012 were reclassified for presentation purpose.

Note 3– Inventory

Inventory at June 30, 2013 and 2012 consists of the following:

	June 30, 2013	June 30, 2012

Raw materials	$748,296	$931,768
Packaging supplies	369,143	460,198
Work in process	1,871,093	2,243,517
Finished goods	3,047,482	2,227,530
Total	$6,036,014	$5,863,013

Note 4– Property and Equipment

Property and equipment at June 30, 2013 and 2012 consists of the following:

	June 30, 2013	June 30, 2012

Buildings	$15,151,551	$14,824,203
Machinery and equipment	14,552,237	12,575,932
Office equipment and furniture	101,984	67,684
Vehicles	69,337	67,839
Subtotal	29,875,109	27,535,658
Less: Accumulated depreciation	5,350,377	3,613,310
	24,524,732	23,922,348
Add: Construction in progress	16,078,500	2,536,001

Total	$40,603,232	$26,458,349

Depreciation expense for the fiscal years ended June 30, 2013 and 2012 was $1,631,191 and $512,381, respectively.

Note 5– Intangible Assets

Intangible assets at June 30, 2013 and 2012 consist of the following:

	June 30, 2013	June 30, 2012
Rights to use land	$7,790,720	$6,741,074
Approved drugs	17,018,631	16,650,944
Intangible assets	24,809,351	23,392,018
Less: accumulated amortization	3,304,339	2,433,792
Total	$21,505,012	$20,958,226

In September 2011, Chengdu Tianyin acquired a land use right of a parcel of land located at Qionglai, Chengdu with an area of approximately 33,700 square meters. The total cost is amortized over 48.1 years.

Amortization expense for the fiscal years ended June 30, 2013 and 2012 was $803,947 and $702,852, respectively.  The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

For the Year Ending June 30,	Estimated Amortization Expense
2014	$0.83 million
2015	$0.88 million
2016	$0.94 million
2017	$ 1.2 million
2018	$ 1.8 million

Note 6 – Goodwill

On November 30, 2012, Chengdu Tianyin completed its acquisition of 100% equity interest in Sichuan Hengshuo for $210,600. Goodwill, which is equal to the excess of cost over the fair value of assets acquired, has been recorded in conjunction with the acquisition. Goodwill is accounted for in accordance with ASC 350 (formerly SFAS 142). The purchase price of $210,600 was assigned to goodwill as the net assets of HSP were minimum at the date of acquisition.

Note 7 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2013	June 30, 2012
Accounts payable	$1,206,760	$1,436,369
Accrued expenses	145,800	149,782
Total	$1,352,560	$1,586,151

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

Note 8 – Accounts Payable – Construction Related

Accounts payable – construction related consist of the following:

	June 30, 2013	June 30, 2012
Construction in progress payable	$1,822,500	$740,832
Land use right payable	900,790	-
Total	$2,723,790	$740,832

The construction related accounts payable is based upon the progress of Chengdu Tianyin’s Qionglai County Facility (“QLF”) relocation project, which includes the construction in progress payable of $1,822,500 and land use rights of $900,790. The construction related accounts payable of $740,832 in 2012 is mainly related to the construction of JCM facility.

Note 9 – Short-Term Bank Loans

Short-term bank loans consist of the following:

	June 30, 2013	June 30, 2012

On July 29, 2011, the Company obtained a loan from China CITIC Bank, out of which the principal was paid in full by February 28, 2013.The interest is calculated using an annual fixed interest rate of 7.216% and paid monthly. The loan was secured by the Company’s property and equipment, and guaranteed by Chengdu Tianyin Pharmaceutical Co., Ltd., a subsidiary of the Company.	$-	$1,268,000

On September 1, 2011, the Company obtained a loan from China Huaxia Bank, out of which the principal was paid in full by August 30, 2012. The interest is calculated using an annual fixed interest rate of 7.544% and paid monthly. The loan was designated to finance the operating activities of JCM and was guaranteed by Chengdu Tianyin Pharmaceutical Co., Ltd., a subsidiary of the Company, Guoqing Jiang, a shareholder of the Company, and Hongwei Ma, the minority shareholder of JCM.	$-	$1,585,000

On February 29, 2012, the Company obtained a loan from China CITIC Bank, out of which the principal was paid in full by February 28, 2013.The interest is calculated using an annual fixed interest rate of 7.872% and paid monthly. The loan was secured by the Company’s property and equipment, and guaranteed by Chengdu Tianyin Pharmaceutical Co., Ltd., a subsidiary of the Company.	$-	$1,585,000

On March 21, 2012, the Company obtained a loan from China CITIC Bank, out of which the principal was paid in full by February 28, 2013.The interest is calculated using an annual fixed interest rate of 7.872% and paid monthly. The loan was secured by the Company’s property and equipment, and guaranteed by Chengdu Tianyin Pharmaceutical Co., Ltd., a subsidiary of the Company.	$-	$1,585,000

On September 19, 2012, the Company obtained a loan from China Huaxia Bank, out of which the principal is to be paid in full by September 19, 2013. The interest is calculated using an annual fixed interest rate of 7.200% and paid monthly.	$1,620,000	$-

On June 21, 2013, the Company obtained a loan from China CITIC Bank, out of which the principal is to be paid in full by December 21, 2013. The interest is calculated using an annual fixed interest rate of 6.440% and paid monthly. The loan was secured by the Company’s deposit certificates.	$4,309,200	$-

Total short-term bank loans	$5,929,200	$6,023,000

Note 10 – Income Taxes

Raygere is incorporated in the British Virgin Islands. Under the corporate tax laws of British Virgin Islands, it is not subject to tax on income or capital gain.

The operating subsidiary Chengdu Tianyin is a wholly foreign-owned enterprise incorporated in the PRC and subject to PRC Foreign Enterprise Income Tax (“FEIT”) Law. Starting January 1, 2011, the effective tax rate for Chendu Tianyin became 25%. As domestic invested companies, the effective tax rates of TMT, HSP and JCM  are all 25% each from their operations.

In July 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48, codified in ASC 740 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company does not recognize any benefits in the financial statements for the fiscal year ended June 30, 2013.

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

As of June 30, 2013, there were 29,382,791 common shares outstanding with -0- outstanding preferred shares.

Note 12 – Employee Welfare Plan

The Company has established an employee welfare plan in accordance with Chinese laws and regulations. Full-time employees of the Group in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. PRC labor regulations require the Group to accrue for these benefits based on a certain percentage of the employees’ salaries. The total contribution for such employee benefits was $867,175 and $809,165 for the fiscal years ended June 30, 2013 and 2012, respectively.

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

Note 14 – Risk of Concentrations and Credit Risk

For the years ended June 30, 2013 and 2012, no single customer accounted for more than 10% of the Company’s sales.

For the fiscal year ended June 30, 2013, two major vendors accounted for approximately 48% of the Company’s total purchases. For the fiscal years ended June 30, 2012, one major vendor accounted for approximately 36% of the Company’s total purchases. Total purchases from those vendors were $18.5 million and $14.7 million for the years ended June 30, 2013 and 2012, respectively.

Financial instruments, which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

Note 15 – Supplemental Cash Flow Disclosures

The following is supplemental information relating to the consolidated statements of cash flows:

	For the Years Ended June 30,
	2013	2012

Cash paid for interest	$437,897	$331,334
Cash paid for income taxes	$2,452,720	$2,528,447

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

	June 30, 2013	June 30, 2012

Net income attributed to Tianyin	$6,672,151	$6,358,690
(numerator for diluted income per share)

Less: Dividend attributable to preferred stockholders	-	-

Net income attributable to common stockholders	$6,672,151	$6,358,690
(numerator for basic income per share)

Weighted average common shares	29,341,695	29,308,442
(denominator for basic income per share)

Effect of diluted securities:
Convertible preferred stock	-	-
Warrants	-	-

Weighted average common shares	29,341,695	29,308,442
(denominator for diluted income per share)

Basic net income per share	$0.23	$0.22
Diluted net income per share	$0.23	$0.22

Note 17 – Share-Based Payment

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

The Company issued 50,000 shares of restricted common stock to Dr. James Tong, the CFO as incentive compensation each year in 2012 and 2013. Accordingly, an aggregate of $30,000 and $39,500 share based payments were recognized in the income statements as compensation expense for the fiscal years ended June 30, 2013 and 2012, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

We have not changed, nor had any disagreements with our accountants regarding our accounting or financial disclosure in the last two fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Controller, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our management have concluded as of June 30, 2013 that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and are effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

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

(b)	Changes in internal control over financial reporting

In connection with our review of our internal controls and procedures over financial reporting as of our fiscal year ended June 30, 2011, and based on certain comments that we received from the staff of the SEC regarding the accounting treatment and subsequently the non-cash/non-operational financial charges of Series A and B Warrants, which resulted in our having to amend and restate financial statements from July 1, 2009 till December 31, 2010, in, our Management’s Report on Internal Control Over Financial Reporting included in our Form 10-K for the year ended June 30, 2011, management concluded that the Company had material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

As of the end of our fiscal year 2011, our management identified the following material weaknesses:

●	Insufficient knowledge regarding U.S. GAAP reporting by our existing accounting staff;
●	Insufficient accounting staff which results in a lack of segregation of duties necessary for an efficient internal control system; and
●	Insufficient documentation with our existing financial processes, risk assessment and internal controls.

During our fiscal year ended June 30, 2012, in order to address the above-mentioned material weaknesses identified in the prior year, the Company formulated and was implementing the following remediation plan, which includes:

•
Setting up an Internal Control Committee that consists of Dr. Guoqing Jiang (CEO), Mr. Tao Yang (COO), Dr. James J. Tong (CFO) and Ms. Liying Wang (Financial Controller) to monitor the internal controls process and oversee the completion of the remediation process;

•
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

•
Recruiting experienced professionals with knowledge of US GAAP to augment the Company’s financial staff and to assist the staff in improving the Company’s controls and procedures with regard to financial reporting.  This measure will help address the issue of insufficient accounting staff until such time as full time employees with knowledge of US GAAP can be recruited and/or our current staff can receive sufficient training in US GAAP.  Since June 2012, the Company retained Mr. Jim McCubbin as an outside consultant to assist the Company with various compliance and regulatory matters, particularly with the preparation of financial statements. Mr. McCubbin was the Company’s former Independent Director and Chairman of the Company’s Audit, Compensation and Nominating Committees, and was deemed to be our Audit Committee Financial Expert, as that term is defined in Item 407 of Regulation S-K. In addition, Mr. Hongcai Li, the Company’s former financial controller of the operating subsidiary, was retained by the Company as an accounting consultant for the quarterly and annual financial reporting of the Company.  Mr. Li is a Certified Public Accountant with over 10 years of experience in financial and accounting management, and over 7 years of experience of working as the Company’s financial controller;

•
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

•	The Company’s Board approved the amendment of an Insider Trading Policy to include policies regarding related party transactions on September 14, 2012;

•
Due to the nature of our business as a pharmaceutical company, we are also required to comply with the Good Supply Practice Standards (“GSP Standards”) promulgated by the China Food and Drug Administration (“CFDA”), which require pharmaceutical distributors to implement controls on the distribution of medicine, including standards regarding staff qualifications, distribution premises, warehouses, inspection equipment and facilities, management and quality control;

•
As part of the Company’s internal controls and procedures, we apply strict scrutiny when reviewing and approving contracts and agreements. Normally, the Company requires verification and approval from different levels of management before executing an agreement; and

•	Adopting an extensive policy of internal controls and procedures, and set up of a general framework as a guideline.

During our last fiscal year ended June 30, 2013, the Company continued to improve its internal controls and procedures by further implementing the remediation plan set up in the fiscal year of 2012 by taking the following steps:

•	Internal Control Committee frequently discusses and provides periodic updates on the progress of internal control improvement with our board of directors, auditors and our legal counsels;

•
The effectiveness of our internal control has been tested and verified by the regulatory bodies of the government in China. Based on the pharmaceutical manufacturing business nature of the Company, we are periodically being examined by the government in China for the compliance of procedures for manufacturing, quality assurance and control, and internal control effectiveness. As an update, the Company’s GMP certification at both of our pre-extraction plant and formulation plant have just been renewed in August 2013 according to the latest standards for the next three years till the end of 2015. The new GMP standards, issued in 2011 (Guidelines in English: http://eng.sfda.gov.cn/WS03/CL0768/65113.html), which provide the specification for pharmaceutical manufacturing facility in the criteria such as quality assurance, quality control and quality risk management, organization and personnel regulations, premises and facilities guidelines, equipment, materials and production criteria, qualification and validation procedure, documentation management, contract manufacture and analysis, product distribution and recalls, self inspections, along with general and supplementary provisions. After the inspection by the CFDA officials, the Company was awarded GMP renewal status;

•
Following the receipt of the new GMP certification, the Company has been continuously revising the training program for the Company’s operational, financial staff and new employees to improve their knowledge regarding U.S GAAP reporting. In addition, financial consultants and U.S GAAP experts were also sought after and engaged to facilitate the process. These training programs consist of lectures, consultation sessions, as well as brochures and articles. The management concludes that the existing operational and accounting staff have gained efficient knowledge of GAAP and basic English communication skills to further improve their knowledge with continuous training, while new employees will still need further training and education for the following fiscal year of 2014;

•
We have been in the process of recruiting experienced professionals with knowledge of US GAAP to augment the Company’s financial staff and to assist the staff in improving the Company’s controls and procedures with regard to financial reporting. Due to the uneven economic growth in different parts of China, it has not been an easy task to recruit capable bilingual individuals with adequate experience and have them relocate to inland areas such as Sichuan Province from the coastal areas. But we believe that with the steady growth of economy in China, we will be able to move along with this recruitment process more successfully in the future. Until such time as full time employees with knowledge of US GAAP can be recruited, the Company will continue to consult with advisors to improve its internal control system;

•
Through 2012 and 2013, we further updated the Checklist of Internal Controls and Procedures adopted in 2009 and the management has done periodic review of the Checklist to further improve the internal control procedure. We also review the existing materials of internal controls and procedures in Chinese  with our Chinese staff from time to time to help them remain familiar with the materials; and

•
We are in the process of adopting an extensive policy of internal controls and procedures tailored to our individual departments, and set up of a general framework as a guideline based on guidelines that were already in place at difference departments of the Company such as Sales, Manufacturing, Finance, Marketing, Investor Relations, Business and Development.

We have implemented and maintained the above-mentioned remediation plan by the end of fiscal year 2013. We conclude that the internal control of the Company has improved from the initiation of the plan two years ago. We believe that the remediation process requires continuous education and progress. As of June 30, 2013, our management determined that our internal control over financial reporting was not yet effective; however, our reassessment shows that we have corrected and improved most of the above-mentioned material weaknesses and we expect to complete the remediation by the end of fiscal year 2014.

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

EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES

The following table and text set forth the names and ages of all directors and executive officers as of June 30, 2013. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among our directors and executive officers. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

None of our directors hold directorship in any other public companies. Additionally, during the past 10 years, none of our directors have been involved in any of the following types of legal proceedings: (a) any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity; (b) any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws or regulations, or any settlement to such actions; or (c) any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self regulatory organization.

Name	Age	Position
Dr. Guoqing Jiang	46	Chairman of the Board, Chief Executive Officer and President
James J. Tong M.D. Ph.D.	39	Director, Chief Financial Officer, Chief B&D Officer
Tao Yang	45	Chief Operating Officer
Professor Zunjian Zhang, Ph.D.	53	Director
Professor Jianping Hou, Ph.D.	52	Director
Bo Tan	39	Director

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

Bo Tan, Director. Currently serving as 3SBio Chief Financial Officer since February 2009, Mr. Bo Tan has extensive experience within the financial and pharmaceutical industries, having worked across private equity, equity research and commercial practice. Previously, he served as the Executive Director and a member of Investment Committee for Bohai Industrial Fund Management Company, a private equity fund in China. Earlier in his career, he spent six years in the pharmaceutical industry with Eli Lilly & Company and EMD Pharmaceuticals, Inc. in North America and went on to serve as a China healthcare and consumer analyst at Lehman Brothers Asia and Macquarie Securities in Hong Kong. He received his MBA degree from Thunderbird School of International Management, an MA degree in economics from the University of Connecticut and a BA degree in economics from Renmin University of China. Mr. Tan is also a Chartered Financial Analyst.

Significant Employees

The following are employees who are not executive officers, but who are expected to make significant contributions to our business:

Mr. Xintao You, Vice President of Operations. Mr. You was one of the original founders of Tianyin and has over 20 years of industry experience.  Prior to Tianyin, Mr. You was a Research Scientist at Sichuan Industrial Institute of Antibiotics, Faculty Member at West China School of Pharmacy Sichuan University, Visiting Scholar at Osaka University and Director of quality system at the Sichuan Qili Pharmaceutical Co. Mr. You received his Bachelors degree and Masters degree in pharmacy, respectively from China Pharmaceutical University and Sichuan University-affiliated West China Center of Medical Sciences.

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

Board Leadership Structure and the Board’s Role in Risk Oversight.

The Board of Directors maintains a structure with the Chief Executive Officer, Chief Accounting Officer of the Company holding the position as Chairman of the Board of Directors.

The Board does not have a policy regarding the separation of the roles of Chief Executive Officer, Chief Accounting Officer and Chairman of the Board as the Board believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the Board.  The Board believes that there is no one best leadership structure model that is most effective in all circumstances and retains the authority to separate the position of Chairman and Chief Executive Officer in the future if such change is determined to be in our best interests and the best interests of our shareholders.

The Board of Directors utilizes a leadership structure that has the Chief Executive Officer (who is the Corporation’s principal executive officer, principle accounting officer and a director) who also acts in the capacity as Board Chairman, without a designated independent lead director. This structure creates efficiency in the preparation of the meeting agenda and related Board material as the Company’s Chief Executive Officer is more connected to the overall daily operations of the Company. Agenda are also prepared with the permitted input of the full Board of Directors allowing for any concerns or risks of any individual director to be discussed as deemed appropriate. The Board believes that the Company has benefited from this structure and, based upon Dr. Jiang’s leadership, Dr. Jiang’s continuation in the combined role of the Chairman and Chief Executive Officer and Chief Accounting Officer is the most common way of decision making in China.

The Company believes that this structure is appropriate and allows for efficient and effective oversight, given the Company’s relatively small size (both in terms of number of employees and in scope of operational activities directly conducted by the Company) its corporate strategy and business development. The Board of Directors does not have a specific role in risk oversight of the Company. The Chairman, President and Chief Executive Officer and, as needed, other executive officers and employees of the Company provides the Board of Directors with information regarding the Company’s risks.

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

Based on our review of copies of such reports, we believe that there was compliance with all filing requirements of Section 16(a) applicable to our officers, directors and 10% stockholders during fiscal year 2013.

Code of ethics

We have always encouraged our employees, including officers and directors, to conduct business in an honest and ethical manner.  Additionally, it has always been our policy to comply with all applicable laws and provide accurate and timely disclosure.  Due to our lack of operations and small employee base prior to the Share Exchange, we did not maintain a formal written code of ethics.  However, as a result of the Share Exchange, we decided to adopt formal written codes of ethics for our executive officers, our directors and our employees.

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

Board Independence and Committees

Presently, we are required to comply with the director independence requirements of the NYSE Mkt. We make determination of whether our directors are independent pursuant to rules of the NYSE Mkt.  The board of directors will also consult with counsel to ensure that the boards of director’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors, including those adopted under the Sarbanes-Oxley Act of 2002 with respect to the independence of audit committee members.  The NYSE Mkt listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment. Professor Zhang, Professor Hou and Mr. Tan are “independent” as that term is defined by Section 121(A) of the NYSE Mkt Listing Standards; accordingly, we satisfy the “independent director” requirements of the NYSE Mkt, which requires that a majority of a company’s directors be independent.

●
Audit Committee, comprised of Mr. Tan (Chair), Professor Hou and Professor Zhang.  The Board has determined that all of these members are independent, as that term is defined in Section 121(A) of the NYSE Mkt Listing Standards.

●
Compensation Committee, comprised of Mr. Tan (Chair), Professor Hou and Professor Zhang. The Board has determined that all of these members are independent, as that term is defined in Section 121(A) of the NYSE Mkt Listing Standards.

●
Nominating Committee, which is comprised of Mr. Tan (Chair), Professor Hou and Professor Zhang.  The Board has determined that all of these members are independent, as that term is defined in Section 121(A) of the NYSE Mkt Listing Standards.

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

Mr. Bo Tan is our Audit Committee Financial Expert, as that term is defined in Item 407 of Regulation S-K and the Board has determined that Mr. Tan is independent, as that term is defined in Section 121 of the NYSE Mkt Listing Standards and Section 10A(m)(3) of the Securities Exchange Act of 1934.  Mr. Tan’s qualifications as an audit committee financial expert are described in his biography above.

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

The Compensation Committee may, in its sole discretion, retain or obtain the advice of compensation consultants, independent legal counsel or other advisors and shall be directly responsible for the appointment, compensation and oversight of the work of any such retained advisors.  The Compensation Committee shall be provided with appropriate funding, as determined by the Compensation Committee, for payment of reasonable compensation to a compensation consultant, independent legal counsel or any other adviser retained by it.

The Committee shall consider the independence of its advisors as required by law, SEC rules and NYSE MKT Rules in effect from time to time from prior to the engagement of services from such advisors and periodically during such engagement and shall consider the following factors:

●	The provision of other services to the Company by the firm that employs the adviser;
●	The amount of fees received from the Company by the firm that employs the adviser, as a percentage of the total revenue of the firm that employs the adviser;
●	The policies and procedures of the firm that employs the adviser that are designed to prevent conflicts of interest;
●	Any business or personal relationship of the adviser with a member of the Compensation Committee;
●	Any stock of the Company owned by the adviser or the adviser's immediate family members; and
●	Any business or personal relationship of the adviser or the firm employing the adviser with an executive officer of the Company.

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

The following table sets forth the compensation paid by Raygere, through Chengdu Tianyin to our chief executive officer and to all other executive officers for services rendered during the preceding two fiscal years.  In reviewing the table, please note that:

●	The compensation amounts paid to Dr. Jiang, reflects compensation paid to him by the operating subsidiaries of Raygere during the reported periods; and

●	No other officer earned more than US$100,000 per annum.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation Earnings ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guoqing Jiang, CEO	2013	100,000							100,000
Guoqing Jiang, CEO	2012	100,000							100,000
James J. Tong, CFO	2013	100,000		34,000					100,000
James J. Tong, CFO	2012	100,000		30,000					100,000
Xintao You, V.P of Operations	2013	80,000							80,000
Xintao You, V.P. of Operations	2012	80,000							80,000
Daqiao Zhang, V.P. of Marketing and Sales	2013	80,000							80,000
Daqiao Zhang, V.P. of Marketing and Sales	2012	80,000							80,000
Tao Yang, Chief Operating Officer	2013	80,000							80,000
Tao Yang, Chief Operating Officer	2012	80,000							80,000

Grants of Plan-Based Award, Outstanding Equity Awards at Fiscal Year-End and Option Exercises

On April 26, 2013, we issued 50,000 shares of restricted common stock to Dr. James J. Tong as a part of the annual compensation for Dr. Tong’s service as the CFO in 2012 calendar year.

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

The following table contains information regarding the compensation of our directors for the fiscal year ended June 30, 2013:

Name	Fees Earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Change in Pension Value and Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
JianpingHou	12,000	0	0	0	0		12,000
Zunjian Zhang	12,000	0	0	0	0		12,000
Bo Tan (1)	24,000	0	0	0	0		24,000
James J. Tong (2)	0	0	0	0	0		0
Guoqing Jiang	0	0	0	0	0		0

(1)	Mr. Tan was appointed as one of our directors on June 6, 2012.

(2)
Please refer to the Summary Compensation Table for executives. In April 2013, Mr. Tong received 50,000 shares of restricted common stock as a part of the annual compensation for his service as the CFO in 2012 calendar year. However, Mr. Tong did not receive any compensation for his services provided as one of our directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of September 26, 2013, we had a total of 29,382,791 shares of Common Stock outstanding.

The following table sets forth, as of September 26, 2013: (a) the names and addresses of each beneficial owner of more than five percent (5%) of our Common Stock known to us, the number of shares of Common Stock beneficially owned by each such person, and the percent of our Common Stock so owned before and after the Share Exchange; and (b) the names and addresses of each director, executive officer and significant employee before and after the Share Exchange, the number of shares our Common Stock beneficially owned, and the percentage of our Common Stock so owned, by each such person, and by all of our directors and executive officers as a group before and after the Share Exchange. Each person has sole voting and investment power with respect to the shares of our Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated. Individual beneficial ownership also includes shares of Common Stock that a person has the right to acquire within 60 days from September 26, 2013.

Name	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares
Time Poly Management Ltd.	7,087,604	(1)	24.12%
Guoqing Jiang, CEO, President and Director	7,432,784	(1)(2)	25.26%
Xintao You	812,432	(3)	2.76%
Tao Yang	81,910	(4)	*
Zunjian Zhang, Director	0		*
Jianping Hou, Director	0		*
James J. Tong, CFO and Director	199,126	(5)	*
Bo Tan, Director	0		*
All Directors and Executive Officers, As a Group	8,526,252		29.02%

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

(5)  On February 16, 2011, Dr. Tong was granted 50,000 shares of our restricted common stock as incentive compensation for his service as our CFO in 2010 calendar year. On February 21, 2012, Dr. Tong was granted 50,000 shares of our restricted common stock as incentive compensation for his service as our CFO in 2011 calendar year. On April 26, 2013, Dr. Tong was granted 50,000 shares of our restricted common stock as incentive compensation for his service as our CFO in 2012 calendar year. Dr. Tong also purchased the following shares of our Common Stock on the open market on the following dates: 1,000 shares on 11/23/2010, 1,000 shares on 5/20/2011, 2,000 shares on 10/3/2011, 2,000 shares on 10/12/2011, 4,000 shares on 11/18/2011, 6,566 shares on 11/25/2011, 5,000 shares on 3/14/2012, 5,000 shares on 5/22/2012, and 1,900 shares on 6/15/2012, 5,560 shares during 11/2012 to 12/2012, 6,500 shares in 3/2013, 8,600 shares in 6/2013. Therefore, as of the date of this filing, Dr. Tong owns a total of 199,126 shares of our common stock.

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

On January 16, 2008, pursuant to a Share Transfer Agreement, Stewart Shiang Lor, a director nominee, issued stock options to the executive officers and management team of Chengdu Tianyin Pharmaceutical Co., Ltd., (the “Executives”) our wholly owned subsidiary located in Chengdu, Sichuan Province of the PRC that operates our business.  Pursuant to the agreement, Mr. Lor granted to the Executives the option to acquire all of the shares of Time Poly Management Limited (“Time Poly”), a British Virgin Islands corporation that owns 39,000 shares of equity interest in Raygere, which prior to the Share Exchange represented 78% of Raygere’s equity, and received 9,976,824, shares of our Common Stock in the Share Exchange transaction. Mr. Lor was the sole shareholder of Time Poly.  Under the terms of the Share Transfer Agreement, the Executives will have the right and the option to purchase 100% of the outstanding shares of capital stock of Time Poly at any time through November 15, 2008.  Although the Executives may exercise their options at any time during the term of the option, the exercise price of the options depends upon the fulfillment of certain performance targets based on the future revenues of Chengdu Tianyin, as set forth in the Share Transfer Agreement.  The exercise prices of these options range from $1,293 to $660,975. The options vest on a one-third basis per quarter for three specified quarters and may be exercised in whole or in part after Chengdu Tianyin’s revenues for such quarter are determined, which shall not be later than 45 days following the applicable fiscal quarter. On March 30, 2010, management of Chengdu Tianyin exercised their option and the ownership of Time Poly has been changed to management of Chengdu Tianyin. From the period of June 8, 2011 to January 2012, Time Poly conducted a series of in kind distribution of certain shares of TPI common stock to the minority shareholders of Time Poly (please refer to the beneficial ownership table above for specific numbers). After these in kind distributions, Time Poly is 100% owned by Dr. Jiang as of January 11, 2012.

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

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Patrizio & Zhao for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2013 and 2012 were $150,000 and $150,000, respectively.

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

Date: September 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	September 26, 2013	By:	/s/ Guoqing Jiang
Guoqing Jiang PRESIDENT, CHIEF EXECUTIVE OFFICER, CHIEF ACCOUNTING OFFICER, DIRECTOR

Date:	September 26, 2013	By:	/s/ Zunjian Zhang
Zunjian Zhang DIRECTOR

Date:	September 26, 2013	By:	/s/ Jianping Hou
Jianping Hou DIRECTOR

Date:	September 26, 2013	By:	/s/ Bo Tan
Bo Tan DIRECTOR

Date:	September 26, 2013	By:	/s/ James Jiayuan Tong
James Jiayuan Tong CHIEF FINANCIAL OFFICER, DIRECTOR