Form 10-Q
period 2013-09-30
TIANYIN PHARMACEUTICAL CO., INC.
filed 2013-11-14
CIK 1362718

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.    20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes     No  ☒

As of November 14, 2013, we are authorized to issue up to 50,000,000 shares of Common Stock, par value US$.001 per share of which 29,496,276 shares issued and 29,382,791 shares outstanding; and 10,000,000 shares of Series A Preferred Stock, of which -0- shares are currently issued and outstanding.

Part I – Financial Information

TIANYIN PHARMACEUTICAL CO., INC.
Consolidated Financial Statements
(Unaudited)

Tianyin Pharmaceutical Co., Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30,	June 30,
	2013	2013
Assets
Current assets:
Cash and cash equivalents	$25,609,152	$26,827,008
Restricted cash	4,564,000	4,536,000
Accounts receivable, net of allowance for doubtful accounts of
$102,779 and $102,149 at September 30, 2013 and June 30, 2013, respectively	9,888,222	10,112,718
Inventory	5,673,685	6,036,014
Other current assets	-	313,320
Total current assets	45,735,059	47,825,060

Property and equipment, net	40,409,245	40,603,232

Intangibles, net	21,432,297	21,505,012

Goodwill	211,900	210,600

Total assets	$107,788,501	$110,143,904

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,402,129	$1,352,560
Accounts payable – construction related	-	2,723,290
Short-term bank loans	4,335,800	5,929,200
Income tax and other taxes payable	1,256,798	1,442,111
Other current liabilities	473,939	449,062
Total current liabilities	7,468,666	11,896,223

Total liabilities	7,468,666	11,896,223

Equity
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding at September, 2013 and June 30, 2013, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized,
29,496,276 shares issued and 29,382,791 shares outstanding at September 30, 2013 and June 30, 2013, respectively	29,496	29,496
Additional paid-in capital	30,134,852	30,134,852
Treasury stock	(135,925)	(135,925)
Statutory reserve	6,847,315	6,847,315
Retained earnings	52,482,431	50,967,308
Accumulated other comprehensive income	10,789,863	10,178,358
Total stockholders’ equity - Tianyin Pharmaceutical Co., Inc.	100,148,032	98,021,404

Noncontrolling interest	171,803	226,277

Total equity	100,319,835	98,247,681

Total liabilities and equity	$107,788,501	$110,143,904

Tianyin Pharmaceutical Co., Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	September 30,
	2013	2012

Sales	$14,748,548	$15,971,697

Cost of sales	8,755,033	9,727,993

Gross profit	5,993,515	6,243,704

Operating expenses
Selling expenses	2,539,244	2,761,438
General and administrative expenses	1,028,766	1,121,533
Research and development	251,314	215,930
Total operating expenses	3,819,324	4,098,901

Income from operations	2,174,191	2,144,803

Other income (expenses):
Interest income	22,310	67,602
Interest expense	(102,901)	(108,404)
Total other expenses	(80,591)	(40,802)

Income before provision for income taxes	2,093,600	2,104,001

Provision for income taxes	634,108	583,048

Net income	1,459,492	1,520,953

Less: net loss attributable to noncontrolling interest	(55,631)	(20,664)

Net income attributable to Tianyin Pharmaceutical Co., Inc.	$1,515,123	$1,541,617

Basic earnings per share	$0.05	$0.05
Diluted earnings per share	$0.05	$0.05

Weighted average number of common shares outstanding:
Basic	29,382,791	29,332,791
Diluted	29,382,791	29,332,791

Tianyin Pharmaceutical Co., Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended
	September 30,
	2013	2012

Net income	$1,459,492	$1,520,953

Other comprehensive income (loss)
Foreign currency translation adjustment	612,662	(112,500)

Total other comprehensive income (loss)	612,662	(112,500)

Total Comprehensive income	2,072,154	1,408,453

Less: Comprehensive income (loss) attributable to the noncontrolling interest	(54,474)	(21,024)

Comprehensive income attributable to Tianyin Pharmaceutical Co., Inc.	$2,126,628	$1,429,477

Tianyin Pharmaceutical Co., Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net Income	$1,459,492	$1,520,953
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	647,294	583,704
Share-based payments	-	13,095
Changes in current assets and current liabilities:
Accounts receivable	285,687	993,591
Inventory	397,873	(577,022)
Advance payments	-	640,981
Other current assets	313,900	(39,736)
Accounts payable and accrued expenses	41,043	(96,477)
Accounts payable – construction related	(2,728,333)	(328,853)
Trade notes payable	-	(3,085,485)
Advances from customer	-	1,139,256
Income tax and other taxes payable	(193,381)	(240,212)
Other current liabilities	22,011	(40,444)

Net cash provided by operating activities	245,586	483,351

Cash flows from financing activities:
Changes in restricted cash	-	1,946,229
Repayment of short-term bank loans	(1,623,000)	-

Net cash provided by (used in) financing activities	(1,623,000)	1,946,229

Effect of foreign currency translation on cash	159,558	(43,510)

Net increase (decrease) in cash and cash equivalents	(1,217,856)	2,386,070

Cash and cash equivalents – beginning of period	26,827,008	35,152,295

Cash and cash equivalents – ending of period	$25,609,152	$37,538,365

Supplemental disclosures of cash activities
Cash paid for interest	$102,862	$108,404
Cash paid for income taxes	$702,609	$803,579

TIANYIN PHARMACEUTICAL CO., INC.
Notes To Consolidated Financial Statements
(Unaudited)

Note 1 – Organization and Nature of Business

Tianyin Pharmaceutical Co., Inc. (the “Company” or “Tianyin”), was established under the laws of Delaware. The Company’s primary business is to research, manufacture, and sell pharmaceutical products in China through its wholly owned subsidiaries.

Note 2 – Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America (US GAAP). The unaudited consolidated financial statements include the accounts of Tianyin and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with US GAAP applicable to interim financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by US GAAP for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended June 30, 2013, included in the Company’s annual report on form 10K filed on September 26, 2013, as not all disclosures required by US GAAP for annual financial statements are presented. The interim consolidated financial statements follow the same accounting policies and methods of computations as the audited consolidated financial statements for the year ended June 30, 2013.

In preparing the accompanying unaudited consolidated financial statements, we evaluated the period from September 30, 2013 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

The Company uses the United States dollar (“U.S. Dollar” or “US$” or “$”) for financial reporting purposes. The subsidiaries within the Company maintain their books and records in their respective functional currency, being the primary currency of the economic environment in which their operations are conducted. Assets and liabilities of a subsidiary with functional currency other than U.S. Dollar are translated into U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statements of income and comprehensive income and cash flows are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as a component of accumulated other comprehensive income

Reclassification

Certain amounts of prior period were reclassified for presentation purpose.

Note 3 – Inventory

Inventory at September 30, 2013 and June 30, 2013 consists of the following:

	September 30, 2013	June 30, 2013

Raw materials	$810,506	$748,296
Packaging supplies	449,357	369,143
Work in process	856,776	1,871,093
Finished goods	3,557,046	3,047,482
	$5,673,685	$6,036,014

TIANYIN PHARMACEUTICAL CO., INC.
Notes To Consolidated Financial Statements
(Unaudited)

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2013	June 30, 2013

Accounts payable	1,340,110	$1,206,760
Accrued expenses	62,019	145,800
Total	$1,402,129	$1,352,560

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

Note 5 – Short-Term Bank Loans

Short-term bank loans consist of the following:

	September 30,	June 30,
	2013	2013
On September 19, 2012, the Company obtained a loan from China Huaxia Bank, the principal balance was paid in full on September 27, 2013. The interest is calculated using an annual fixed interest rate of 7.2% and paid monthly.	-	$1,620,000

On June 21, 2013, the Company obtained a loan from China CITIC Bank, which matures on December 21, 2013.The interest is calculated using an annual fixed interest rate of 6.440% and paid monthly. The loan was secured by the Company’s certificates of deposit, which included in the restricted cash on the Company’s balance sheet.	$4,335,800	$4,309,200

Total short-term bank loans	$4,335,800	$5,929,200

Note 6 – Income Taxes

Raygere is incorporated in the British Virgin Islands. Under the corporate tax laws of British Virgin Islands, it is not subject to tax on income or capital gain.

The operating subsidiary Chengdu Tianyin is a wholly foreign-owned enterprise incorporated in the PRC and subject to PRC Foreign Enterprise Income Tax (“FEIT”) Law. Starting January 1, 2011, the effective tax rate for Chendu Tianyin was between 25% - 30%. As domestic invested companies, the effective tax rates of Tianyin Medicine Trading, HSP and JCM are all between 25% and 30% each from their operations.

In July 2006, the FASB issued ASC 740 that clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company does not recognize any benefits in the financial statements for the fiscal year ended June 30, 2013.

TIANYIN PHARMACEUTICAL CO., INC.
Notes To Consolidated Financial Statements
(Unaudited)

Note 7 – Risk Factors

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

Note 8 – Risk of Concentrations and Credit Risk

For the three months ended September 30, 2013 and 2012, no single customer accounted for more than 10% of the Company’s sales.

For the three months ended September 30, 2013 and 2012, one major vendor accounted for approximately 25% and 40% of the Company’s total purchases, respectively. Total purchases from this vendor were $2.1   million and $4.0 million for the three months ended September 30, 2013 and 2012, respectively.

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

Note 9 – Earnings Per Share

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

	Three Months Ended September 30,
	2013	2012

Net income (numerator for diluted income per share)	$1,459,492	$1,541,617

Less: Dividend attributable to preferred stockholders	-	-

Net income attributable to common stockholders	1,459,492	$1,541,617
(numerator for basic income per share)

Weighted average common shares	29,382,791	29,332,791
(denominator for basic income per share)

Effect of diluted securities:
Convertible preferred stock	-	-
Warrants	-	-

Weighted average common shares	29,382,791	29,332,791
(denominator for diluted income per share)

Basic net income per share	$0.05	$0.05
Diluted net income per share	$0.05	$0.05

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Tianyin Pharmaceutical Co., Inc. for the periods ended September 30, 2013 and 2012 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K  for the year ended June 30, 2013.

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

Development and Growth Strategy

Research and Development (R&D)

The partnership-based R&D strategy supports TPI to commercialize, produce, and broaden our product pipeline and to market those products through our sales and marketing infrastructure. Currently, we have been monitoring the progress of several pipeline drugs with our partnership research institutes, of which we could be able to register intellectual property rights of these products upon milestone results.

R&D for additional indications of flagship product Gingko Mihuan (GMOL)

Our flagship product GMOL (CFDA certification number: H20013079; patent number: 20061007800225) contributes approximately 34% to our total quarterly revenue. Clinical application and information gathered from physicians showed that in addition to our approved indication for GMOL: cardiovascular disorders, coronary heart disease and cerebral ischemic attack including strokes, off-label use of GMOL have been indicated in hepatic diseases and ophthalmological diseases. The validity of these observations is currently being investigated.

Jiangchuan Macrolide Project (JCM)

TPI has completed the 240-ton JCM facility for the R&D, manufacturing and sale of API and chemical intermediates of macrolide antibiotics. In January 2012, JCM was approved for its GMP certification designated as "CHUAN M0799," which is valid for the period of December 31, 2011 until December 31, 2015. Following the efficiency improvement and calibration, JCM started the production of the macrolide API for TPI’s Azithromycin Dispersible Tablets (SFDA No: H20074145) since July 2012. Currently the monthly production capacity of JCM is 5 - 10 tons of Azithromycin macrolide API. The API produced by JCM is mainly to supply for TPI’s own Azithromycin Tablets.

Tianyin Medicine Trading Distribution Business (TMT)

TMT is established to distribute products manufactured by both TPI and other pharmaceutical companies to fuel our expanding sales network as well as to provide synergy to our existing organic product portfolio. TMT has been distributing mainly TPI's own products since its inception in 2009. Since 2010, TPI has signed and later extended distribution contracts with Jiangsu Lianshui Pharmaceutical (“Lianshui”) to distribute Lianshui-branded generic injection products including cough suppressant, antibiotics, anti-inflammatory medicines and other healthcare indications. On average, TMT distribution revenue contributed approximately $2-3 million sales per quarter to our total revenue.

Pre-extraction and formulation plant development at Qionglai Facility (QLF)

In preparation for the new Good Manufacturing Practice (GMP) standards stipulated by the PRC government in early 2011, TPI initiated a process to optimize the manufacturing facilities and production lines of the Company in compliance with the new GMP standards. We received our current GMP certificate for both of our pre-extraction plant and formulate facilities on August 27, 2013 for the next three years until the end of 2015. In addition, under the guidance by provincial government, our facility is scheduled to be relocated to Qionglai County, south of Chengdu, which is designated for the pharmaceutical industry. The Qionglai facility (QLF) post-relocation is approximately 18 miles from the Company’s recently completed JCM facility. The proposed relocation project also includes our TCM pre-extraction plant which is currently located near the center of the city of Chengdu surrounded by a rapidly expanding residential area. Both the pre-extraction plant and the formulation plant will subsequently be relocated to Qionglai County to become a combined QLF plant, which is estimated to be 80 mu or approximately 13 acres. The combined QLF plant, designed and constructed according to the latest GMP standards, is expected to relieve the current capacity saturation at the current facilities. The re-location cost for Phase I (which includes relocation of both the formulation plant and pre-extraction plant) is estimated at $25 million, which, when completed, is expected to expand the current capacity by approximately 30%. If the Company decides to further expand the capacity, Phase II QLF, an additional $10 million may be invested to double the current capacity. Since the official start of the relocation project in February 2012, the construction of the QLF project has been progressing on schedule. The relocation of pre-extraction plant of Phase I is expected to be initiated by the end of 2013 calendar year which will be immediately followed by the initiation of the relocation of formulation plant.

Fiscal 2014 Guidance

The Company continues experiencing restrictive pricing pressures in the healthcare market in China as a result of the enactment of additional healthcare reform policies. The prevailing tightened pricing control of generic medicines in China amid the healthcare reform and from the government’s efforts to promote lower margined essential drugs (EDL) also simultaneously compressed our margins as well as our sale volumes of those generic products. These factors, together with the negative market environment of Azithromycin API pricing led to intensified market and pricing competition combined with an excess of capacity that may continue to last for the next few years.

Based on the continuous pricing pressure going forward, we reiterate the revenue forecast to range from 0% to 5% growth year over year from fiscal year 2013, along with a 10% net margin. The forecasted net income guidance excluded any non-cash expenses associated with stock compensation plans or stock option expenses.

We believe the following factors will influence the future growth perspectives of our Company:

1)	Market expansion and revenue growth of TPI’s core product portfolio led by flagship product GMOL;
2)	Gradual ramp up of JCM revenue in the fiscal year 2014;
3)	The stabilization of generic sales following the progressive pricing restrictions amid the ongoing healthcare reform;
4)	Meaningful TMT distribution revenue contribution; and
5)	QLF relocation and smooth transition of production capacity.

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

Comparison of results for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012
	(In millions)
Sales	$14.7	$15.9
Cost of sales	$8.8	$9.7
Gross profit	$6.0	$6.2
Total operating expenses	$3.8	$4.1

Provision for income taxes	$0.6	$0.6
Net income	$1.5	$1.5
Less: Net (loss) attributable to noncontrolling interest	$(0.0)	$(0.0)
Foreign currency translation adjustment	$0.6	$(0.1)
Comprehensive income	$2.1	$1.4

Sales for the quarter ended September 30, 2013 was $14.7 million, a decrease of 8.1% as compared to $16.0 million for the quarter ended September 30, 2012. The sales decrease reflected the continuous pricing pressure and restrictive sales policies in generic products compared with the same period last year.

In the quarter ended September 30, 2013, our top five core product sales were:

1.	Gingko mihuan oral liquid (GMOL) for stroke and cardiovascular disorders: $5.1 million
2.	Mycophenolate mofetil capsules (MM) for renal transplant: $2.2 million
3.	Azithromycin tablets (AZI) for infection: $0.5 million
4.	Qingre jiedu oral liquid (QR): $0.7 million
5.	Qianlie Shule capsules (QS) for prostate conditions: $0.27 million

These core products totalled $8.8 million in sales, representing 59.7% of our revenue in the quarter ended September 30, 2013, compared with core products sales of $10.4 million in the quarter ended September 30, 2012. The decrease of our core products sale compared with the same period in the last year further reflected the tightening pricing pressure that were discussed above. Since the inclusion of GMOL in a number of Provincial EDL lists, such as the provinces of Henan, Shandong, Sichuan and Guangdong, and the City of Chongqing, GMOL has experienced a significant sales increase in fiscal year 2013. Before further provincial EDL penetration by GMOL, we consider that the current level of GMOL sales stabilized. The contribution from our distribution business through TMT amounted to $1.9 million at 14% gross margin in the quarter ended September 30, 2013.

Cost of Sales for the quarter ended September 30, 2013 was $8.8 million or 59.9% of sales, as compared to $9.7 million or 60.6% of sales for the quarter ended September 30, 2012. Our cost of sales primarily consists of the costs of direct raw materials (85% of the cost of goods sold) and production cost (15% of cost of goods sold). The percentage decrease in our cost of sales from the previous period was mainly attributable to a greater mix of higher margin products augmented by a pricing stabilization of our lower margin generic products. We expect the positive trend to stabilize for the next few quarters.

Gross Margin for the quarter ended September 30, 2013 was 40.6% as compared to 39.1% for the quarter ended September 30, 2012. As discussed above in the segment of costs of sales, our gross margin improved, predominately as a result of a greater mix of higher margin products being sold during the period, supported by a levelling off of negative pricing pressures in our lower margin generic portfolio. We expect a gradual improvement of our overall gross margin on a quarter to quarter comparison basis from last year due to the sale of our higher margin products.

Operating Expenses were $3.8 million for the quarter ended September 30, 2013, as compared to $4.1 million for the quarter ended September 30, 2012. The decrease in operating expenses was mainly associated with an optimized sales and marketing costs.

Net Income was $1.5 million with a net margin of 10.0% for the quarter ended September 30, 2013, as compared to net income of $1.5 million with net margin of 9.4% for the quarter ended September 30, 2012. The improvement of net margin was predominately a result of improvements in our gross margins with optimized sales and marketing expenditure.

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

Currency translation adjustments are included in accumulated other comprehensive income in the consolidated statement of Comprehensive Income and amounted to $0.6 million as of September 30, 2013. The balance sheet amounts with the exception of equity as of September 30, 2013 were translated at 6.1350 RMB to 1.00 US dollar as compared to 6.3340 RMB to 1.00 US dollar as of September 30, 2012. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the quarters ended September 30, 2013 and 2012 were the average exchange rates during the years.

Comprehensive Income that includes the currency adjustment to net income was $2.1 million for the quarter ended September 30, 2013, as compared to the comprehensive income of $1.4 million for the quarter ended September 30, 2012. The net comprehensive income increase was $0.7 million.

Liquidity and Capital Resources

Discussion of Cash Flow ($ in millions)

	For the three months ended September 30,
	2013	2012

Cash provided by operating activities	$0.25	$0.48
Cash used in investing activities	$-	-
Cash provided by (used in) financing activities	$(1.6)	1.9

Operating activities

As of September 30, 2013, we had working capital totalling $38.3 million, including cash and cash equivalents of $25.6 million. Net cash provided by operating activities was $0.25 million for the three months ended September 30, 2013 as compared with net cash generated from operating activities as $0.48 million for the three months ended September 30, 2012. The net decrease in operating cash flow was predominately the result of the payment of the QLF construction/relocation related accounts payable at the amount of $(2.7) million which was offset by an increase of cash flow from accounts receivable, inventories and other receivables totalled $1.0 million. We believe that TPI is adequately funded to meet all of our working capital and capital expenditure needs for fiscal year 2014.

Investing activities

We had no cash used in investing activities for the three months ended September 30, 2013 and  September 30, 2012. We expect further increase in the net cash used in investing activities in association with our QLF relocation throughout the remainder of fiscal year 2014.

Financing Activities

Net cash used in financing activities for the three months ended September 30, 2013, totalled $1.6 million as compared to net cash provided by financing activities for the same period of 2012 of $1.9 million.

Borrowings and Credit Facilities

The short-term bank borrowings outstanding as of September 30, 2013 and 2012 were $4.3 million and $6.0 million, respectively. We paid an average interest rate of 6.927% and 7.775% per annum in 2013 and 2012, respectively. These loans were made from CITIC Bank and Huaxia Bank, secured by Chengdu Tianyin's property and equipment, Guoqing Jiang, our CEO and a significant shareholder of the Company and Chengdu Jinniu District Rural Property Rights Transfer Financing Guarantee Co., Ltd., an unrelated party. The loans do not contain any additional financial covenants or restrictions. The borrowings have one-year terms and contain no specific renewal terms.

Stock Repurchase Program

On October 27, 2008, the Board of Directors authorized the Company to repurchase up to $3.0 million of its common stock from time to time in the open-market or through privately negotiated transactions. The Company's original announcement stated that the buyback would be conducted through January 2009, but we did not repurchase the full amount and in late 2011, the Company resumed the stock repurchase program. As of September 30, 2013, a total of 113,485 shares had been bought back at prevailing market prices. Due to various regulatory restrictions in China and costs incurred during the conversion from Chinese RMB into US Dollars, the repurchase of stocks was limited by both the availability of US Dollars as well as the various requirements for our ongoing capital expenditure projects.

Changes in Equity

Common Stock Activity during the Three Months Ended September 30, 2013

During the three months ended September 30, 2013, there have been no activities related to warrants exercise or option exercises.

Critical Accounting Policies and Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended June 30, 2013, for disclosures regarding TPI’s critical accounting policies and estimates, as well as updates further disclosed in our interim financial statements as described in this Form 10-Q.

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

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

Not applicable

Item 4.   Controls and Procedures

(a)                   Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded as of June 30, 2013 and as of September 30, 2013, due to the existence of material weaknesses, that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and were not effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(b)           Changes in internal control over financial reporting

In connection with the preparation of our financial statements for the year ended June 30, 2013, management determined that our internal control environment is not properly designed due to the existence of certain material weaknesses identified in fiscal 2011 and continued to exist in 2012, and therefore our internal control over financial reporting was not effective.  We have established a number of remediation measures, which we believe will remediate the material weaknesses identified, if such measures are effectively implemented and maintained. As of the end of the period covered by the report, we continue the process of implementing and maintaining the remediation measures, and we conclude that the internal control of the Company has improved from the initiation of the plan two years ago. We believe that the remediation process requires continuous education and progress. As of September 30, 2013, our management determined that our internal control over financial reporting was not yet effective; however, our reassessment shows that we have corrected and improved most of the above-mentioned material weaknesses and we expect to complete the remediation by the end of fiscal year 2014. For more information regarding our controls and procedures, please refer to Item 9A. Controls and Procedures in our Annual Report on Form 10-K for fiscal year ended June 30, 2013, filed with the SEC on September 26, 2013.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not aware of any pending or threatened legal proceeding that, if determined in a manner adverse to us, could have a material adverse effect on our business and operations.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds (a) Not applicable. (b) Not applicable. (c) Not applicable.

ITEM 3.	Defaults upon Senior Securities (a) Not Applicable. (b) Not Applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	OTHER INFORMATION (a) Not applicable. (b) Not applicable.

ITEM 6.	EXHIBITS

(a) The following exhibits are filed as part of this report.

Exhibit No.	Document

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed on September 29, 2008).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed on September 29, 2008).

31.1	Certification of Chief Executive Officer required by Rule 13a-14/15d-14(a) under the Exchange Act (Filed herewith)

31.2	Certification of Chief Accounting Officer required by Rule 13a-14/15d-14(a) under the Exchange Act (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of Acting Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q for the quarter ended September 30, 2013 to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   November 14, 2013

TIANYIN PHARMACEUTICAL CO., INC.

By:	/s/ Guoqing Jiang
Name:	Dr. Guoqing Jiang
Title :	Chairman, Chief Executive Officer, Chief Accounting Officer

By:	/s/ James Jiayuan Tong
Name:	Dr. James Jiayuan Tong
Title :	Chief Financial Officer,
Director