Form 10-Q
period 2013-12-31
TIANYIN PHARMACEUTICAL CO., INC.
filed 2014-02-14
CIK 1362718

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of February 14, 2014, we are authorized to issue up to 50,000,000 shares of Common Stock, par value US$.001 per share of which 29,496,276 shares issued and 29,382,791 shares outstanding; and 10,000,000 shares of Series A Preferred Stock, of which -0- shares are currently issued and outstanding.

Tianyin Pharmaceutical Co., Inc.
Consolidated Balance Sheets
(Unaudited)
	December 31,	June 30,
	2013	2013
Assets
Current assets:
Cash and cash equivalents	$31,307,119	$26,827,008
Restricted cash	-	4,536,000
Accounts receivable, net of allowance for doubtful accounts of $103,220 and $102,149 at December 31, 2013 and June 30, 2013, respectively	10,785,253	10,112,718
Inventory	6,037,270	6,036,014
Other current assets	-	313,320
Total current assets	48,129,642	47,825,060

Property and equipment, net	40,506,632	40,603,232
Intangibles, net	21,317,994	21,505,012
Goodwill	212,810	210,600
Total assets	$110,167,078	$110,143,904

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,466,397	$1,352,560
Accounts payable – construction related	-	2,723,290
Short-term bank loans	4,583,600	5,929,200
Income tax and other taxes payable	1,196,355	1,442,111
Other current liabilities	472,403	449,062
Total current liabilities	7,718,755	11,896,223

Total liabilities	7,718,755	11,896,223

Equity
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding as of December 31, 2013 and June 30, 2013, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 29,496,276 shares issued and 29,382,791 shares outstanding as of December 31, 2013 and June 30, 2013, respectively	29,496	29,496
Additional paid-in capital	30,134,852	30,134,852
Treasury stock	(135,925)	(135,925)
Statutory reserve	7,247,466	6,847,315
Retained earnings	53,825,888	50,967,308
Accumulated other comprehensive income	11,224,655	10,178,358
Total stockholders’ equity - Tianyin Pharmaceutical Co., Inc.	102,326,432	98,021,404

Noncontrolling interest	121,891	226,277

Total equity	102,448,323	98,247,681

Total liabilities and equity	$110,167,078	$110,143,904

Tianyin Pharmaceutical Co., Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Sales	$13,923,166	$17,603,298	$28,671,714	$33,574,995

Cost of sales	7,705,869	10,799,516	16,460,902	20,527,509

Gross profit	6,217,297	6,803,782	12,210,812	13,047,486

Operating expenses
Selling expenses	2,428,675	2,885,087	4,967,919	5,646,525
General and administrative expenses	1,082,395	1,097,854	2,111,161	2,219,387
Research and development	252,014	222,423	503,328	438,353
Total operating expenses	3,763,084	4,205,364	7,582,408	8,304,265

Income from operations	2,454,213	2,598,418	4,628,404	4,743,221

Other income (expenses):
Interest income	86,424	31,842	108,734	99,444
Interest expense	(119,821)	(113,468)	(222,722)	(221,872)
Total other expenses	(33,397)	(81,626)	(113,988)	(122,428)

Income before provision for income taxes	2,420,816	2,516,792	4,514,416	4,620,793

Provision for income taxes	727,757	668,762	1,361,865	1,251,810

Net income	1,693,059	1,848,030	3,152,551	3,368,983

Less: net loss attributable to noncontrolling interest	(50,549)	(15,920)	(106,180)	(36,584)

Net income attributable to Tianyin Pharmaceutical Co., Inc.	$1,743,608	$1,863,950	$3,258,731	$3,405,567

Basic and diluted earnings per share	$0.06	$0.06	$0.11	$0.12

Weighted average number of common shares outstanding:
Basic and diluted	29,382,791	29,332,791	29,382,791	29,332,791

Tianyin Pharmaceutical Co., Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Net income	$1,693,059	$1,848,030	$3,152,551	$3,368,983

Other comprehensive income
Foreign currency translation adjustment	435,429	226,799	1,048,091	114,299

Total other comprehensive income	435,429	226,799	1,048,091	114,299

Total Comprehensive income	2,128,488	2,074,829	4,200,642	3,483,282

Less: Comprehensive income attributable to the noncontrolling interest	(49,912)	(15,225)	(104,386)	(36,249)

Comprehensive income attributable to Tianyin Pharmaceutical Co., Inc.	$2,178,400	$2,090,054	$4,305,028	$3,519,531

Tianyin Pharmaceutical Co., Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net Income	$3,152,551	$3,368,983
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,297,519	1,171,649
Share-based payments	-	17,730
Changes in current assets and current liabilities:
Accounts receivable	(563,334)	786,045
Inventory	61,748	(1,099,581)
Other current assets	314,887	628,465
Accounts payable and accrued expenses	99,102	(319,349)
Accounts payable – construction related	(2,736,906)	(329,684)
Trade notes payable	-	(4,679,585)
Income tax payable and other taxes payable	(259,470)	(170,821)
Other current liabilities	18,527	(33,539)

Net cash provided by (used in) operating activities	1,384,624	(659,687)

Cash flows from investing activities:
Additions to property and equipment	-	(1,002,716)
Advance payments – construction and equipment	-	(5,298,242)
Additions of construction in progress	(367,234)	(6,123,118)
Acquisition of subsidiary–Hengshuo (HSP)	-	(206,219)

Net cash used in investing activities	(367,234)	(12,630,295)

Cash flows from financing activities:
Restricted cash	4,558,680	3,537,449
Proceeds from short-term bank loans	4,558,680	-
Repayment on short-term bank loans	(5,958,846)	-
Net cash provided by financing activities	3,158,514	3,537,449

Effect of foreign currency translation on cash	304,207	39,891

Net increase(decrease) in cash and cash equivalents	4,480,111	(9,712,642)

Cash and cash equivalents – beginning of period	26,827,008	35,152,295

Cash and cash equivalents – ending of period	$31,307,119	$25,439,653

Supplemental disclosures of cash activities
Cash paid for interest	$222,645	$221,872
Cash paid for income taxes	$1,340,918	$1,390,391

TIANYIN PHARMACEUTICAL CO., INC.
Notes To Consolidated Financial Statements
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Tianyin Pharmaceutical Co., Inc. (the “Company” or “Tianyin”), was established under the laws of Delaware. The Company’s primary business is to research, manufacture and sell pharmaceutical products in China through its wholly owned subsidiaries.

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

These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended June 30, 2013, included in the Company’s annual report on Form 10-K filed with the U.S. Securities Exchange Commission on September 26, 2013, as not all disclosures required by US GAAP for annual financial statements are presented. The interim consolidated financial statements follow the same accounting policies and methods of computations as the audited consolidated financial statements for the year ended June 30, 2013.

In preparing the accompanying unaudited consolidated financial statements, we evaluated the period from December 31, 2013 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

The Company uses the United States dollar (“U.S. Dollar” or “US$” or “$”) for financial reporting purposes. The subsidiaries within the Company maintain their books and records in their respective functional currency, being the primary currency of the economic environment in which their operations are conducted. Assets and liabilities of a subsidiary with functional currency other than U.S. Dollar are translated into U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statements of income and comprehensive income and cash flows are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as a component of accumulated other comprehensive income.

Certain amounts of prior period were reclassified for presentation purpose.

NOTE 3 – INVENTORY

Inventory as of December 31, 2013 and June 30, 2013 consists of the following:

	December 31, 2013	June 30, 2013

Raw materials	$801,455	$748,296
Packaging supplies	471,586	369,143
Work in process	1,840,192	1,871,093
Finished goods	2,924,037	3,047,482
	$6,037,270	$6,036,014

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2013	June 30, 2013

Accounts payable	1,435,949	$1,206,760
Accrued expenses	30,448	145,800
Total	$1,466,397	$1,352,560

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

NOTE 5 – SHORT-TERM BANK LOANS

Short-term bank loans consist of the following:

	December 31,	June 30,
	2013	2013
On September 19, 2012, the Company obtained a loan from China Huaxia Bank, the principal balance was paid in full on September 27, 2013. The interest is calculated using an annual fixed interest rate of 7.2% and paid monthly.	-	$1,620,000

On June 21, 2013, the Company obtained a loan from China CITIC Bank, which matures on December 21, 2013. The interest is calculated using an annual fixed interest rate of 6.440% and paid monthly. The loan was secured by the Company’s certificates of deposit, which included in the restricted cash on the Company’s balance sheet. The loan was paid in full in December 2013.	-	$4,309,200

On October 28, 2013, the Company obtained a loan from China CITIC Bank, which matures on October 30, 2014 . The interest is calculated using an annual fixed interest rate of 7.2% and paid monthly. The loan was guaranteed by a third party and the Company’s CEO, Mr. Jiang. .	$4,583,600	-

Total short-term bank loans	$4,583,600	$5,929,200

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

NOTE 8 – RISK OF CONCENTRATIONS AND CREDIT RISK

For the six months ended December 31, 2013, no sales to single customer accounted for more than 10% of the Company’s sales. Sales to one customer accounted for 13% of the Company’s total sales for the six months ended December 31, 2012.

Purchases from four vendors accounted for 18%, 14%, 12% and 11% of the company’s total purchases for the six months ended December 31, 2013, respectively. Purchases from one vendor accounted for approximately 46% of the Company’s total purchases for the six months ended December 31, 2012. .

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

	Three Months Ended December 31,
	2013	2012

Net income (numerator for diluted income per share)	$1,743,608	$1,863,950

Less: Dividend attributable to preferred stockholders	-	-

Net income attributable to common stockholders	1,743,608	$1,863,950
(numerator for basic income per share)

Weighted average common shares	29,382,791	29,332,791
(denominator for basic income per share)

Effect of diluted securities:
Convertible preferred stock	-	-
Warrants	-	-

Weighted average common shares	29,382,791	29,332,791
(denominator for diluted income per share)

Basic net income per share	$0.06	$0.06
Diluted net income per share	$0.06	$0.06

	Six Months Ended December 31,
	2013	2012

Net income (numerator for diluted income per share)	$3,258,731	$3,405,567

Less: Dividend attributable to preferred stockholders	-	-

Net income attributable to common stockholders	3,258,731	$3,405,567
(numerator for basic income per share)

Weighted average common shares	29,382,791	29,332,791
(denominator for basic income per share)

Effect of diluted securities:
Convertible preferred stock	-	-
Warrants	-	-

Weighted average common shares	29,382,791	29,332,791
(denominator for diluted income per share)

Basic net income per share	$0.11	$0.12
Diluted net income per share	$0.11	$0.12

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Tianyin Pharmaceutical Co., Inc. for the periods ended December 31, 2013 and 2012 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K  for the year ended June 30, 2013.

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

Development and Growth Strategy

Research and Development (R&D)

The partnership-based R&D strategy supports TPI to commercialize, produce, and broaden our product pipeline and to market those products through our sales and marketing infrastructure. Currently, we have been monitoring the development of several pipeline drugs with our partnership research institutes, of which we could register intellectual property rights upon milestone results.

R&D for additional indications of flagship product Gingko Mihuan (GMOL)

Our flagship product GMOL (CFDA certification number: H20013079; patent number: 20061007800225) contributes approximately 40% to our total quarterly revenue. Clinical application and information gathered from physicians showed that in addition to our approved indication for GMOL: cardiovascular disorders, coronary heart disease and cerebral ischemic attack including strokes, off-label use of GMOL have been indicated in hepatic diseases and ophthalmological diseases. The validity of these observations is currently being investigated.

Jiangchuan Macrolide Facility (JCM)

In January 2012, the JCM facility for R&D, manufacturing and sale of macrolide APIs received its GMP certification designated as "CHUAN M0799," which is valid for the period of December 31, 2011 until December 31, 2015. Following the efficiency improvement and calibration, JCM started the production of the macrolide API for TPI’s Azithromycin Dispersible Tablets (SFDA No: H20074145) since July 2012. Currently the monthly production capacity of JCM is 5 - 10 tons of Azithromycin macrolide API. The API produced by JCM is mainly to supply for TPI’s own Azithromycin Tablets.

Tianyin Medicine Trading Distribution Business (TMT)

TMT is established to distribute products manufactured by both TPI and other pharmaceutical companies to fuel our expanding sales network as well as to provide synergy to our existing organic product portfolio. TMT has been distributing mainly TPI's own products since its inception in 2009. Since 2010, TPI has signed and later extended distribution contracts with Jiangsu Lianshui Pharmaceutical (“Lianshui”) to distribute Lianshui-branded generic injection products including cough suppressant, antibiotics, anti-inflammatory medicines and other healthcare indications. On average, TMT distribution revenue contributed approximately $1-2 million sales per quarter to our total revenue.

Pre-extraction and formulation plant development at Qionglai Facility (QLF)

In preparation for the new Good Manufacturing Practice (GMP) standards stipulated by the PRC government in early 2011, TPI initiated a process to optimize the manufacturing facilities and production lines of the Company in compliance with the new GMP standards. We received our current GMP certificate for both of our pre-extraction plant and formulate facilities on August 27, 2013 for the next three years until the end of 2015. In addition, under the guidance by provincial government, our facility is scheduled to be relocated to Qionglai County, south of Chengdu, which is designated for the pharmaceutical industry. The Qionglai facility (QLF) is approximately 18 miles from the TPI’s JCM facility. The relocation project includes our TCM pre-extraction plant which is currently located near the center of the city of Chengdu surrounded by a rapidly expanding residential area. Both the pre-extraction plant and the formulation plant will subsequently be relocated to form a combined QLF, which is estimated to be 80 mu or approximately 13 acres. The combined QLF, designed and constructed according to the latest GMP standards, is expected to relieve the current capacity saturation at the current facilities. The re-location cost for Phase I (which includes relocation of both the pre-extraction and formulation plant) is estimated at $25 million, which, when completed, is expected to expand the current capacity by approximately 30%. The Phase II QLF, an additional $10 million may be invested to double the current capacity. Since the start of the relocation project in February 2012, the QLF construction project has been progressing on schedule. The relocation of pre-extraction plant is scheduled to start in February 2014, which will be immediately followed by the initiation of the relocation of formulation plant.

Fiscal 2014 Guidance

As a result of the enactment of additional healthcare reform policies in China, TPI continues to experience restrictive pricing pressures in the healthcare market. The prevailing tightened pricing control of generic medicines in China from the government’s efforts to promote lower margined essential drugs (EDL) compressed our margins as well as our sale volumes of those generics. These factors, together with the negative market environment of Azithromycin API pricing led to intensified market and pricing competition combined with an excess of capacity that may continue to last for the next few years.

We reiterate the revenue forecast to range from 0% to 5% growth year over year from fiscal year 2013, along with a 10% net margin. The forecasted net income guidance excluded any non-cash expenses associated with stock compensation plans or stock option expenses.

We believe the following factors will influence the future growth perspectives of our Company:

1)	Revenue growth of TPI’s core product portfolio led by flagship product GMOL;
2)	Gradual ramp up of JCM revenue in the fiscal year 2014;
3)	Stabilization of generic sales following the progressive pricing restrictions;
4)	Meaningful TMT distribution revenue contribution; and
5)	QLF relocation and smooth transition of production capacity.

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

Comparison of results for the three months ended December 31, 2013 and 2012:

	Three Months Ended December 31,
	2013	2012
	(In millions)
Sales	$13.9	$17.6
Cost of sales	$7.7	$10.8
Gross profit	$6.2	$6.8
Total operating expenses	$3.8	$4.2

Provision for income taxes	$0.7	$0.7
Net income	$1.7	$1.8

Sales for the quarter ended December 31, 2013 was $13.9 million, a decrease of 21% as compared to $17.6 million for the quarter ended December 31, 2012. The sales decrease was a result of the continuous pricing pressure and restrictive sales policies in generic products compared with the same period last year.

In the quarter ended December 31, 2013, our top five core pro duct sales were:

1.	Gingko mihuan oral liquid (GMOL) for stroke and cardiovascular disorders: $6.3 million
2.	Mycophenolate mofetil capsules (MM) for renal transplant: $2.1 million
3.	Azithromycin tablets (AZI) for infection: $0.6 million
4.	Qingre jiedu oral liquid (QR): $0.7 million
5.	Qianlie Shule capsules (QS) for prostate conditions: $0.5 million

These core products totaled $10.2 million in sales, representing 73.4% of our revenue in the quarter ended December 31, 2013. With the generic pricing and margin pressure, we expect further concentration of sales in the core product segment. Since the inclusion of GMOL in a number of Provincial EDL lists, such as the provinces of Henan, Shandong, Sichuan and Guangdong, and the City of Chongqing, GMOL has experienced a meaningful sales increase in fiscal year 2013. Before further provincial EDL penetration by GMOL, we consider that the current level of GMOL sales stabilized. The contribution from our distribution business through TMT for the past six months amounted to $2.2 million at 12% gross margin in the six months ended December 31, 2013.

Cost of Sales for the quarter ended December 31, 2013 was $7.7 million or 55.4% of sales, as compared to $10.8 million or 61.4% of sales for the quarter ended December 31, 2012. Our cost of sales primarily consists of the costs of direct raw materials (85% of the cost of goods sold) and production cost (15% of cost of goods sold). The percentage decrease in our cost of sales from the previous period was mainly attributable to a greater mix of higher margin products augmented by a pricing stabilization of our lower margin generic products. We expect the positive trend to stabilize for the next few quarters.

Gross Margin for the quarter ended December 31, 2013 was 44.6% as compared to 38.6% for the quarter ended December 31, 2012. As discussed above in the segment of costs of sales, our gross margin improved, predominately as a result of a greater mix of higher margin products being sold during the period. We expect a gradual improvement of our overall gross margin on a quarter to quarter comparison basis from last year due to the sale of our higher margin products.

Operating Expenses were $3.8 million for the quarter ended December 31, 2013, as compared to $4.2 million for the quarter ended December 31, 2012. The decrease in operating expenses was mainly associated with an optimized sales and marketing costs.

Net Income was $1.7 million with a net margin of 12.2% for the quarter ended December 31, 2013, as compared to net income of $1.8 million with net margin of 10.2% for the quarter ended December 31, 2012. The improvement of net margin was predominately a result of improvements in our gross margins with proportional sales and marketing expenditure.

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

Currency translation adjustments are included in accumulated other comprehensive income in the consolidated statement of Comprehensive Income and amounted to $0.96 million for the six months ended December 31, 2013. The balance sheet amounts with the exception of equity as of December 31, 2013 were translated at 6.1425 RMB to 1.00 US dollar as compared to 6.3012 RMB to 1.00 US dollar as of December 31, 2012. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the quarters ended December 31, 2013 and 2012 were the average exchange rates during the years.

Liquidity and Capital Resources

Discussion of Cash Flow ($ in millions)

	For the six months ended December 31,
	2013	2012

Cash provided by operating activities	$1.4	$(0.7)
Cash used in investing activities	$(0.4)	(12.6)
Cash provided by (used in) financing activities	$3.2	3.5

Operating activities

As of December 31, 2013, we had working capital totaling $40.4 million, including cash and cash equivalents of $31.3 million. Net cash provided by operating activities was $1.4 million for the six months ended December 31, 2013 as compared with net cash generated from operating activities as $ (0.7) million for the six months ended December 31, 2012. We believe that TPI is adequately funded to meet all of our working capital and capital expenditure needs for fiscal year 2014.

Investing activities

We had $(0.4) million and $(12.6) million cash used in investing activities for the six months ended December 31, 2013 and 2012, respectively. We expect further increase in the net cash used in investing activities in association with our QLF relocation project throughout the remainder of fiscal year 2014.

Financing Activities

Net cash used in financing activities for the six months ended December 31, 2013, totaled $3.2 million as compared to net cash provided by financing activities for the same period of 2012 of $3.5 million.

Borrowings and Credit Facilities

The short-term bank borrowings outstanding as of December 31, 2013 and 2012 were $4.6 million and $6.0 million, respectively. We paid an average interest rate of 6.927% and 7.775% per annum in 2013 and 2012, respectively. These loans were made from CITIC Bank and Huaxia Bank, secured by Chengdu Tianyin's property and equipment, Guoqing Jiang, our CEO and a significant shareholder of the Company and Chengdu Jinniu District Rural Property Rights Transfer Financing Guarantee Co., Ltd., an unrelated party. The loans do not contain any additional financial covenants or restrictions. The borrowings have one-year terms and contain no specific renewal terms.

Changes in Equity

Common Stock Activity during the Six Months Ended December 31, 2013

During the six months ended December 31, 2013, there have been no activities related to warrants exercise or option exercises.

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

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

Not applicable

Item 4.   Controls and Procedures

(a)           Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded as of June 30, 2013 and as of December 31, 2013, due to the existence of material weaknesses, that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and were not effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(b)           Changes in internal control over financial reporting

In connection with the preparation of our financial statements for the year ended June 30, 2013, management determined that our internal control environment is not properly designed due to the existence of certain material weaknesses identified in fiscal 2011 and continued to exist in 2012, and therefore our internal control over financial reporting was not effective.  We have established a number of remediation measures, which we believe will remediate the material weaknesses identified, if such measures are effectively implemented and maintained. As of the end of the period covered by the report, we continue the process of implementing and maintaining the remediation measures, and we conclude that the internal control of the Company has improved from the initiation of the plan two years ago. We believe that the remediation process requires continuous education and progress. As of December 31, 2013, our management determined that our internal control over financial reporting was not yet effective; however, our reassessment shows that we have corrected and improved most of the above-mentioned material weaknesses and we expect to complete the remediation by the end of fiscal year 2014. For more information regarding our controls and procedures, please refer to  Item 9A. Controls and Procedures  in our Annual Report on Form 10-K for fiscal year ended June 30, 2013, filed with the SEC on September 26, 2013.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q for the quarter ended December 31, 2013 to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    February 14, 2014

TIANYIN PHARMACEUTICAL CO., INC.

By:	/s/ Dr. Guoqing Jiang
Name:	Dr. Guoqing Jiang
Title :	Chairman, Chief Executive Officer, Chief Accounting Officer

By:	/s/ Dr. James Jiayuan Tong
Name:	Dr. James Jiayuan Tong
Title :	Chief Financial Officer,
Director