Form 10-Q
period 2014-03-31
TIANYIN PHARMACEUTICAL CO., INC.
filed 2014-05-15
CIK 1362718

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

+86 028 8551 6696
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

As of May 15, 2014, we are authorized to issue up to 50,000,000 shares of Common Stock, par value US$.001 per share of which 29,546,276 shares issued and 29,432,791 shares outstanding; and 10,000,000 shares of Series A Preferred Stock, of which -0- shares are currently issued and outstanding.

Tianyin Pharmaceutical Co., Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31,	June 30,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$33,081,285	$26,827,008
Restricted cash	-	4,536,000
Accounts receivable, net of allowance for doubtful accounts of $102,338 and $102,149 at March 31, 2014 and June 30, 2013, respectively	8,380,938	10,112,718
Inventory	5,783,932	6,036,014
Other current assets	45,213	313,320
Total current assets	47,291,368	47,825,060

Property and equipment, net	40,763,591	40,603,232
Intangibles, net	20,931,099	21,505,012
Goodwill	210,990	210,600
Total assets	$109,197,048	$110,143,904

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,421,537	$1,352,560
Accounts payable – construction related	-	2,723,290
Short-term bank loans	4,544,400	5,929,200
Income tax and other taxes payable	740,445	1,442,111
Other current liabilities	831,262	449,062
Total current liabilities	7,537,644	11,896,223

Total liabilities	7,537,644	11,896,223

Equity
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding as March 31, 2014 and June 30, 2013, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 29,546,276 shares issued and 29,432,791 shares outstanding as of March 31, 2014, 29,496,276 shares issued and 29,432,791 shares outstanding as of June 30, 2013, respectively	29,546	29,496
Additional paid-in capital	30,189,802	30,134,852
Treasury stock	(135,925)	(135,925)
Statutory reserve	7,292,838	6,847,315
Retained earnings	53,873,028	50,967,308
Accumulated other comprehensive income	10,334,882	10,178,358
Total stockholders’ equity - Tianyin Pharmaceutical Co., Inc.	101,584,171	98,021,404

Noncontrolling interest	75,233	226,277

Total equity	101,659,404	98,247,681

Total liabilities and equity	$109,197,048	$110,143,904

Tianyin Pharmaceutical Co., Inc.
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Sales	$8,635,104	$15,525,694	$37,306,818	$49,100,689
Cost of sales	5,137,767	9,669,905	21,598,669	30,197,414

Gross profit	3,497,337	5,855,789	15,708,149	18,903,275

Operating expenses:
Selling expenses	1,529,796	2,776,604	6,497,715	8,423,129
General and administrative expenses	1,322,751	1,063,168	3,433,912	3,282,555
Research and development	238,941	223,216	742,269	661,569
Total operating expenses	3,091,488	4,062,988	10,673,896	12,367,253

Income from operations	405,849	1,792,801	5,034,253	6,536,022

Other income (expenses):
Interest income	27,074	43,938	135,808	143,382
Interest expense	(82,525)	(103,871)	(305,248)	(325,743)
Total other income (expenses)	(55,451)	(59,933)	(169,440)	(182,361

Income before provision for income tax	350,398	1,732,868	4,864,813	6,353,661

Provision for income tax	358,860	474,381	1,720,724	1,726,191

Net income (loss)	(8,462)	1,258,487	3,144,089	4,627,470

Less: Net loss attributable to noncontrolling interest	(45,974)	(10,222)	(152,153)	(46,806)

Net income attributable to Tianyin	$37,512	$1,268,709	$3,296,242	$4,674,276

Basic and diluted earnings per share	$0.00	$0.04	$0.11	$0.16

Weighted average number of common shares outstanding
Basic and diluted	29,405,013	29,332,791	29,390,090	29,332,791

Tianyin Pharmaceutical Co., Inc.
Consolidated Statements of Comprehensive Income (loss)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Net income (loss)	$(8,462)	$1,258,487	$3,144,089	$4,627,470
Other comprehensive income (loss)
Foreign currency translation adjustment	(891,567)	528,801	156,524	643,100

Total other comprehensive income (loss)	(891,567)	528,801	156,524	643,100

Comprehensive income (loss)	(900,029)	1,787,288	3,300,613	5,270,570

Less: comprehensive income (loss) attributable to noncontrolling interest	105,495	(8,850)	1,109	(45,099)

Comprehensive income (loss) attributable to Tianyin Pharmaceutical Co., Inc.	$(1,005,524)	$1,796,138	$3,299,504	$5,315,669

Tianyin Pharmaceutical Co., Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net Income	$3,144,089	$4,627,470
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,946,239	1,791,658
Share-based payments	55,000	17,730

Changes in current assets and current liabilities:
Accounts receivable	1,758,488	490,993
Inventory	264,460	(1,123,980)
Other current assets	269,913	658,826
Accounts payable and accrued expenses	66,776	(361,984)
Accounts payable – construction related	(2,740,773)	(330,141)
Trade notes payable	-	(4,686,075)
Income tax and other taxes payable	(740,547)	(243,471)
Other current liabilities	383,106	(29,592)

Net cash provided by operating activities	4,406,751	811,434

Cash flows from investing activities:
Additions to property and equipment	-	(1,697,741)
Proceeds from disposal of fixed assets	-	-
Addition to construction in progress	(1,415,260)	(11,437,200)
Acquisition of subsidiary – Hengshuo	-	(206,505)
Additions to intangible assets – approved drugs	-	-
Additions to intangible assets – land use right	-	-

Net cash used in investing activities	(1,415,260)	(13,341,446)

Cash flows from financing activities:
Restricted cash	4,565,120	3,542,355
Proceeds from short-term bank loans	4,565,120	-
Repayments of short-term bank loans	(5,967,264)	-
Treasury stock	-	-

Net cash provided by financing activities	3,162,976	3,542,355

Effect of foreign currency translation on cash	99,810	201,422

Net decrease in cash and cash equivalents	6,254,277	(8,786,235)

Cash and cash equivalents – beginning of period	26,827,008	35,152,295

Cash and cash equivalents – end of period	$33,081,285	$26,366,060

Supplemental disclosures of cash activities
Cash paid for interest	$82,172	$325,743
Cash paid for income taxes	$726,789	$2,069,644

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

In preparing the accompanying unaudited consolidated financial statements, we evaluated the period from March 31, 2014 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

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

Certain amounts of prior period were reclassified for presentation purpose.

NOTE 3 – INVENTORY

Inventory as of March 31, 2014 and June 30, 2013 consists of the following:

	March 31, 2014	June 30, 2013

Raw materials	$683,281	$748,296
Packaging supplies	433,906	369,143
Work in process	1,347,539	1,871,093
Finished goods	3,319,206	3,047,482
	$5,783,932	$6,036,014

NOTE 4 – SHORT-TERM BANK LOANS

Short-term bank loans consist of the following:

	March 31,	June 30,
	2014	2013
On September 19, 2012, the Company obtained a loan from China Huaxia Bank, the principal balance was paid in full on September 27, 2013. The interest is calculated using an annual fixed interest rate of 7.2% and paid monthly.	-	$1,620,000

On June 21, 2013, the Company obtained a loan from China CITIC Bank, which matures on December 21, 2013. The interest is calculated using an annual fixed interest rate of 6.440% and paid monthly. The loan was secured by the Company’s certificates of deposit, which included in the restricted cash on the Company’s balance sheet. The loan was paid in full in December 2013.	-	$4,309,200

On October 28, 2013, the Company obtained a loan from China CITIC Bank, which matures on October 30, 2014. The interest is calculated using an annual fixed interest rate of 7.2% and paid monthly. The loan was guaranteed by a third party and the Company’s CEO, Dr. Jiang.	$4,544,400	-

Total short-term bank loans	$4,544,400	$5,929,200

NOTE 5 – SHAREHOLDERS' EQUITY

During this quarter, 50,000 restricted shares have been issued to Dr. James J. Tong on February 20, 2014 for his role as CFO of the Company.  Those shares were valued at fair market value of $55,000.

NOTE 6 – INCOME TAXES

The Company's subsidiary, Raygere, is incorporated in the British Virgin Islands. Under the corporate tax laws of British Virgin Islands, it is not subject to tax on income or capital gain.

The operating subsidiaries, Chengdu Tianyin, Tianyin Medicine Trading (TMT), HSP and JCM are all subject to 25% income tax rate. The tax write- offs and loss profit credit could only be applied to the individual subsidiaries of TPI.

In July 2006, the FASB issued ASC 740 that clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company did not recognize any benefits in the financial statements for the fiscal year ended June 30, 2013 and for the nine months ended March 31, 2014.

The comparison of income tax expense at the U.S. statutory rate of 35% in 2014 and 2013, to the Company’s effective tax is as follows:

	Nine months ended March 31,
	2014	2013

U.S. Statutory rate of 35%	$1,721,935	$2,223,781
Tax rate difference between China and U.S.	(491,444)	(645,361)
Change in valuation allowance	306,349	147,771
Tax paid for prior periods	183,884	-
Effective tax	$1,720,724	$1,726,191

The provisions for income taxes are summarized as follows:
	Nine months ended March 31,
	2014	2013

Current	$1,720,724	$1,726,191
Deferred	(306,349)	(147,771)
Valuation allowance	306,349	147,771
Total	$1,720,724	$1,726,191

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

NOTE 8 – RISK OF CONCENTRATIONS AND CREDIT RISK

For the nine months ended March 31, 2014, one customer accounted for 14% of the Company’s sales. Sales to one customer accounted for 13% of the Company’s total sales for the nine months ended March 31, 2013.

Purchases from four vendors accounted for 16%, 11%, 10% and 9% of the Company’s total purchases for the nine months ended March 31, 2014, respectively. Purchases from one vendor accounted for approximately 42% of the Company’s total purchases for the nine months ended March 31, 2013.

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

	Three Months Ended March 31,
	2014	2013

Net income (numerator for diluted income per share)	$37,512	$1,268,709

Less: Dividend attributable to preferred stockholders	-	-

Net income attributable to common stockholders	37,512	$1,268,709
(numerator for basic income per share)

Weighted average common shares	29,405,013	29,332,791
(denominator for basic income per share)

Effect of diluted securities:
Convertible preferred stock	-	-
Warrants	-	-

Weighted average common shares	29,405,013	29,332,791
(denominator for diluted income per share)

Basic net income per share	$0.00	$0.04
Diluted net income per share	$0.00	$0.04

	Nine Months Ended March 31,
	2014	2013

Net income (numerator for diluted income per share)	$3,296,242	$4,674,276

Less: Dividend attributable to preferred stockholders	-	-

Net income attributable to common stockholders	3,296,242	$4,674,276
(numerator for basic income per share)

Weighted average common shares	29,390,090	29,332,791
(denominator for basic income per share)

Effect of diluted securities:
Convertible preferred stock	-	-
Warrants	-	-

Weighted average common shares	29,390,090	29,332,791
(denominator for diluted income per share)

Basic net income per share	$0.11	$0.16
Diluted net income per share	$0.11	$0.16

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Tianyin Pharmaceutical Co., Inc. for the periods ended March 31, 2014 and 2013 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K  for the year ended June 30, 2013.

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

Established in 1994, Chengdu Tianyin Pharmaceutical Co., Ltd (“Chengdu Tianyin”) is a pharmaceutical company that manufactures and sells mTCMs and branded generics. The current management acquired 100% of the equity interest of Chengdu Tianyin in 2003. On October 30, 2007, Grandway Groups Holdings Ltd. (“Grandway”) completed the acquisition of the 100% of the equity interest and now owns 100% of the equity interest of Chengdu Tianyin.

In June 2009, Chengdu Tianyin invested approximately $0.7 million (RMB 5 million) to establish a wholly-owned trading subsidiary, Chengdu Tianyin Medicine Trading Co., Ltd (“TMT”) for the sale and distribution of pharmaceutical products to optimize our business model through our distribution channels.

On August 21, 2009, Chengdu Tianyin, Sichuan Mingxin Pharmaceutical and an individual investor established Sichuan Jiangchuan Pharmaceutical Co., Ltd (“JCM”), whose major business is to produce macrolide antibiotic active pharmaceutical ingredients (API). Total registered capital of JCM is approximately $3.2 million (RMB 20 million), of which Chengdu Tianyin accounts for 87%. JCM sets the foundation for a broader strategy to establish a significant presence of the Company in the macrolide antibiotics industry in China.

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

Development and Growth Strategy

Research and Development (R&D)

We have a proven cooperative partnership model for the R&D which is cost effective, efficient, and value adding for our organic growth. We focused on innovative products indicated for high incidence diseases with substantial market potential, in addition to the improvement of marketed products. Our R&D partners include a number of most prestigious academic institutions in China, including China Pharmaceutical University, Sichuan University-affiliated West China Center of Medical Sciences, and Shaanxi University of Chinese Medicines. The partnership-based R&D strategy supports TPI to commercialize, produce, and broaden our product pipeline and to market those products through our sales and marketing infrastructure. Currently, we have been monitoring the development of several pipeline drugs with our partnership research institutes, of which we could register intellectual property rights upon milestone results.

R&D for additional indications of flagship product Gingko Mihuan (GMOL)

Our flagship product GMOL (CFDA certification number: H20013079; patent number: 20061007800225) contributes approximately 40% to our total quarterly revenue. The above mentioned partnership research has been recently explored for further development of capsulation and tablets formulations for GMOL. The in-house research group at TPI together with the partnership research institutes will collaborate in developing, testing and filing for the application for the CFDA approval for these additional formulations. Due to the increased stringency and costs for clinical testing, the span for the R&D of these new GMOL products might be higher than our previously estimated.

Jiangchuan Macrolide Facility (JCM)

In January 2012, the JCM facility for R&D, manufacturing and sale of macrolide APIs received its Good Manufacturing Practice (“GMP”) certification designated as "CHUAN M0799," which is valid for the period of December 31, 2011 until December 31, 2015. JCM started the production of the macrolide API for TPI’s Azithromycin Dispersible Tablets (SFDA No: H20074145) since July 2012. The API produced by JCM is mainly to supply for TPI’s own Azithromycin Tablets.

In April 2014, JCM has developed a new line of Azithromycin API products that support steady monthly export orders to South Asia. Following a series of tests on quality, purity, intermediates contents, stereochemistry, stability in comparison with the international standards of Azithromycin API, JCM has received monthly orders for manufacturing one of the major intermediates of Azithromycin, Azithromycin Amine (AA) at a competitive international price which varies from month to month according to the market demands and the foreign exchange rate. The monthly orders starting April this year for AA were estimated at 5-8 tons per month.

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

As an effort to expand generic market amid the pricing pressure of its generic division, we have explored the strategic reduction of the tendering price of its Hugan Tablets (for liver conditions, approximately $0.6 million sales per year) in order to compete in Zhejiang province of China. The competitive tender price has helped the Company to successfully secure the right of sales for Hugan Tablets in Zhejiang province. However, as a part of the government’s regulatory procedure, the China Food and Drug Administration (the “CFDA”) normally conducts examination on the production process and the cost of sales for competitive (low) tendering price bidders. During the period when the Company was under such examination for quality and pricing tests that were conducted by the CFDA of Sichuan province, the Company’s GMP certificate granted by the CFDA on August 27, 2013 was being administrated by Sichuan provincial CFDA and the sale of our Hugan Tablets were temporarily halted in mid March 2014, pending the results of quality and pricing tests. The tests were completed by early May 2014 and on May 9, 2014, the Company received its renewed GMP certificate for both of its Chengdu Tianyin’s pre-extraction facility at the city of Chengdu and formulation facility at Longquan County of Chengdu, valid until the end of 2015. The production of the majority of products has returned to normal, except the tablets formulation division which is scheduled to be further inspected for its production process by the provincial CFDA on May 24, 2014. Due to the temporary interruption of sales of Hugan Tablets and the sales impact from an early Chinese New Year holiday break compared with other years, the sales of our products were impacted by more than 50% for the third quarter of 2014. This impact along with the rippling market effect, may influence the sales forecast for the remainder of fiscal 2014. In addition to revising our guidance of fiscal year 2014, the Company is currently assessing the impact on overall sales as a result of this event.

Pre-extraction and formulation plant development at Qionglai Facility (QLF)

In preparation for the new GMP standards stipulated by the PRC government in early 2011, TPI initiated a process to optimize the manufacturing facilities and production lines of the Company in compliance with the new GMP standards. We received our current GMP certificate for both of our pre-extraction plant and formulate facilities on August 27, 2013, renewed on May 9, 2014, for the next three years until the end of 2015. In addition, under the guidance by provincial government, our facility is scheduled to be relocated to Qionglai County, south of Chengdu, which is designated for the pharmaceutical industry. The QLF is approximately 18 miles from the TPI’s JCM facility. The relocation project includes our TCM pre-extraction plant which is currently located near the center of the city of Chengdu surrounded by a rapidly expanding residential area. Both the pre-extraction plant and the formulation plant will subsequently be relocated to form a combined QLF, which is estimated to be 80 mu or approximately 13 acres. The combined QLF, designed and constructed according to the latest GMP standards, is expected to relieve the current capacity saturation at the current facilities. The re-location cost for Phase I (which includes relocation of both the pre-extraction and formulation plant) is estimated at $25 million, which, when completed, is expected to expand the current capacity by approximately 30%. The Phase II QLF, an additional $10 million may be invested to double the current capacity. Since the start of the relocation project in February 2012, the QLF construction project has been progressing on schedule. The relocation and equipment purchase and installation process of pre-extraction plant started in February 2014, which will be immediately followed by the initiation of the relocation of formulation plant. TPI will start the preparation for GMP certification process of QLF in the third week of May.

Fiscal 2014 Guidance

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

Based on the impact from the suspension of production and sale of Hugan Tablets and the effect from temporary production interruption and the rippling market effect, we revise our previous revenue forecast of 0% to 5% growth year over year from the fiscal year 2013 to (20-30)% year over year reduction mainly due to the further underperformance of our generic segment and the rippling market impact from the temporary interruption of sales of Hugan Tablets. We keep our former 10% net margin forecast until further data is collected for possible revisions. The forecasted net income guidance excludes any non-cash expenses associated with stock compensation plans or stock option expenses.

We believe the following factors will influence the future growth prospects of our Company:

1)	Revenue growth of TPI’s core product portfolio led by flagship product GMOL;
2)	Steady ramp up of JCM revenue in the fiscal year 2014;
3)	Stabilization of generic sales following the progressive pricing restrictions and the recovery of market share following of the production restart;
4)	Meaningful TMT distribution revenue contribution; and
5)	QLF relocation and smooth transition of production capacity.

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

Comparison of results for the three months and nine months ended March 31, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013
	(In $ millions)		(In $ millions)
Sales	8.6	15.5	37.3	49.1
Cost of sales	5.1	9.7	21.6	30.2
Gross profit	3.5	5.9	15.7	18.9
Income from Operation	0.4	1.8	5.0	6.5
Provision for income taxes	0.4	0.5	1.7	1.7
Net income	0.0	1.3	3.1	4.6

Sales for the quarter ended March 31, 2014 was $8.6 million, a decrease of 45% as compared to $15.5 million for the quarter ended March 31, 2013. The sales for the nine months ended March 31, 2014 was $37.3 million, a decrease of 32% as compared to $49.1 million for the nine months ended March 31, 2013. The sales decrease was a result of continuous pricing pressure and restrictive sales policies in generic products compared with the same period last year. The early Chinese New Year Holiday compared with other years along with the temporary interruption of our production also impacted the revenue performance significantly during this quarter.

For the past nine months ended March 31, 2014, our top five core product sales were:

1.	Gingko mihuan oral liquid (GMOL) for stroke and cardiovascular disorders: $16.6 million
2.	Mycophenolate mofetil capsules (MM) for renal transplant: $4.3 million
3.	Azithromycin tablets (AZI) for infection: $1.6 million
4.	Qingre jiedu oral liquid (QR): $1.9 million
5.	Qianlie Shule capsules (QS) for prostate conditions: $0.93 million

These core products totaled $25.3 million in sales, representing 68% of our revenue for the nine months ended March 31, 2014. With the generic pricing and margin pressure, we expect further concentration of sales in the core product segment and erosion of sales and margins in generic segment. The contribution from our distribution business through TMT for the past nine months amounted to $3.0 million at 10% gross margin in the nine months ended March 31, 2014.

Cost of Sales for the quarter ended March 31, 2014 was $5.1 million or 59.5% of sales, as compared to $9.7 million or 62.3% of sales for the quarter ended March 31, 2013. Cost of sales for the nine months ended March 31, 2014 was 57.9% of sales, as compared to 61.5% for the nine months ended March 31, 2013. Our cost of sales primarily consists of the costs of direct raw materials (85% of the cost of goods sold) and production cost (15% of cost of goods sold). The percentage decrease in our cost of sales from the previous period was mainly attributable to a greater mix of higher margin products and a decrease of our lower margin generic segment.

Gross Margin for the quarter ended March 31, 2014 was 40.5% as compared to 37.7% for the quarter ended March 31, 2013. Gross margin for the nine months ended March 31, 2014 was 42.1% as compared to 38.5% for the nine months ended March 31, 2013. As discussed above in the segment of costs of sales, our gross margin improved, predominately as a result of a greater mix of higher margin products being sold during the period.

Income from Operations was $0.4 million for the quarter ended March 31, 2014, as compared to $1.8 million for the quarter ended March 31, 2013. The income from operations for the nine months ended March 31, 2014 was $5.0 million as compared to $6.5 million for the nine months ended March 31, 2013. The significant decrease in income from operations were mainly due to the fixed costs in operation of manufacturing and an increase of operation costs in JCM as the production of Azithromycin API ramped up during the quarter.

Net Income was $(0.0) million for the quarter ended March 31, 2014, as compared to net income of $1.3 million with net margin of 8.1% for the quarter ended March 31, 2013. The significant decrease of the net margin for the quarter was primarily the result from the impact on sales from the Hugan Tablets incident and the loss in JCM operation was unable to offset the profit in other subsidiaries. The net income for the nine months ended March 31, 2014 was $3.1 million as compared to $4.6 million for the nine months ended March 31, 2013.

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

Currency translation adjustments are included in accumulated other comprehensive income in the consolidated statement of Comprehensive Income and amounted to $0.15 million for the nine months ended March 31, 2014. The balance sheet amounts with the exception of equity as of March 31, 2014 were translated at 6.1614 RMB to 1.00 US dollar as compared to 6.2657 RMB to 1.00 US dollar as of March 31, 2013. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the quarters ended March 31, 2014 and 2013 were the average exchange rates during the years.

Liquidity and Capital Resources

Discussion of Cash Flow ($ in millions)

	For the nine months ended March 31,
	2014	2013

Cash provided by operating activities	$4.4	$0.8
Cash used in investing activities	$(1.4)	(13.3)
Cash provided by (used in) financing activities	$3.2	3.5

Operating activities

As of March 31, 2014, we had working capital totaling $40 million, including cash and cash equivalents of $33.1 million. Net cash provided by operating activities was $4.4 million for the nine months ended March 31, 2014 as compared with net cash provided from operating activities as $0.8 million for the nine months ended March 31, 2013. We believe that TPI is adequately funded to meet all of our working capital and capital expenditure needs for fiscal year 2014.

Investing activities

We had $(1.4) million and $(13.3) million cash used in investing activities for the nine months ended March 31, 2014 and 2013, respectively. We expect further increase in the net cash used in investing activities in association with our QLF relocation project throughout the remainder of fiscal year 2014.

Financing Activities

Net cash provided in financing activities for the nine months ended March 31, 2014, totaled $3.2 million as compared to net cash provided by financing activities for the same period of 2013 of $3.5 million.

Borrowings and Credit Facilities

The short-term bank borrowings outstanding as of March 31, 2014 and 2013 were $4.5 million and $5.9 million, respectively. We paid an average interest rate of 6.927% and 7.775% per annum in 2014 and 2013, respectively. These loans were made from CITIC Bank and Huaxia Bank, secured by Chengdu Tianyin's property and equipment, Guoqing Jiang, our CEO and a significant shareholder of the Company and Chengdu Jinniu District Rural Property Rights Transfer Financing Guarantee Co., Ltd., an unrelated party. The loans do not contain any additional financial covenants or restrictions. The borrowings have one-year terms and contain no specific renewal terms.

Changes in Equity

Common Stock Activity during the Nine Months Ended March 31, 2014

During the nine months ended March 31, 2014, there have been no activities related to warrants exercise or option exercises.

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

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

Not applicable

Item 4.   Controls and Procedures

(a)           Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded as of June 30, 2013 and as of March 31, 2014, due to the existence of material weaknesses, that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and were not effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(b)           Changes in internal control over financial reporting

In connection with the preparation of our financial statements for the year ended June 30, 2013, management determined that our internal control environment is not properly designed due to the existence of certain material weaknesses identified in fiscal 2011 and continued to exist in 2012, and therefore our internal control over financial reporting was not effective.  We have established a number of remediation measures, which we believe will remediate the material weaknesses identified, if such measures are effectively implemented and maintained. As of the end of the period covered by the report, we continue the process of implementing and maintaining the remediation measures, and we conclude that the internal control of the Company has improved from the initiation of the plan two years ago. We believe that the remediation process requires continuous education and progress. As of March 31, 2014, our management determined that our internal control over financial reporting was not yet effective; however, our reassessment shows that we have corrected and improved most of the above-mentioned material weaknesses and we expect to complete the remediation by the end of fiscal year 2014. For more information regarding our controls and procedures, please refer to Item 9A. Controls and Procedures  in our Annual Report on Form 10-K for fiscal year ended June 30, 2013, filed with the SEC on September 26, 2013.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q for the quarter ended March 31, 2014 to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 15, 2014

TIANYIN PHARMACEUTICAL CO., INC.

By:	/s/ Dr. Guoqing Jiang
Name:	Dr. Guoqing Jiang
Title :	Chairman, Chief Executive Officer, Chief Accounting Officer

By:	/s/ Dr. James Jiayuan Tong
Name:	Dr. James Jiayuan Tong
Title :	Chief Financial Officer,
Director