Form 10-K
period 2014-06-30
TIANYIN PHARMACEUTICAL CO., INC.
filed 2014-12-09
CIK 1362718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________TO __________

COMMISSION FILE NUMBER:

TIANYIN PHARMACEUTICAL CO., INC.

(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification or Organization No.)

23rd Floor, UnionsunYangkuo Plaza No.2, Block 3, Renmin Road South

Chengdu, Sichuan, 610041 P. R. China

+86 028 8551 6696

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of December 31, 2013 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $16 million.

As of December 9, 2014, the Registrant has 29,546,276 shares of common stock issued and 29,432,791 shares of common stock outstanding, and -0- shares of Series A Preferred Stock outstanding.

TIANYIN PHARMACEUTICAL CO., INC

FORM 10-K

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

Tianyin Pharmaceutical Co., Inc (“TPI” or the “Company”, together with its subsidiaries, herein referred to as “we” “us” and “our”) is a pharmaceutical company incorporated in the State of Delaware. Through our indirect wholly-owned subsidiary Chengdu Tianyin Pharmaceutical Co., Ltd. (“Chengdu Tianyin”), a corporation organized and existing under the laws of the People’s Republic of China (“PRC”), TPI is engaged primarily in the development, manufacturing, marketing and sales of patented biopharmaceutical medicines, branded generics, modernized traditional Chinese medicines (TCM), and active pharmaceutical ingredients (API) in China. We currently manufacture a comprehensive portfolio of 58 products, 24 of which are listed in the highly selective National Medical Reimbursement List (“NMRL”) and 10 are listed in the national Essential Drug List (“EDL”) of China.

TPI, previously called Viscorp, Inc., was originally formed as a limited liability company under the laws of the State of Delaware on August 20, 2002. In March 2006, Viscorp changed its status from an LLC to a corporation registered in the State of Delaware. Prior to the Share Exchange transaction described below, Viscorp operated as a developer and retailer of software for optometrists but did not generate any significant revenue. Immediately prior to the Share Exchange under which we acquired Chengdu Tianyin, Viscorp sold all of its assets (consisting solely of the software it had developed) to Charles Driscoll for $100.00.

The common stock of the Company currently trades on the NYSE Mkt under the symbol “TPI.”

CHENGDU TIANYIN

Chengdu Tianyin, located in Chengdu, Sichuan Province of China, was established in 1994 and acquired by the current management of the Company in 2003. Chengdu Tianyin delivered total revenue of $46.6 million with a net loss of $(0.8) million for the fiscal year ended June 30, 2014, a decrease of 31.0% from revenue of $67.5 million, and compared with a net income of $6.7 million respectively for the fiscal year ended June 30, 2013.

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

Raygere was incorporated in the BVI on January 26, 2007 and formed a Hong Kong subsidiary, Grandway Group Holdings Ltd. (“Grandway”) in May 2007. On October 30, 2007, Grandway acquired 100% of the equity interests of Chengdu Tianyin Pharmaceutical Co., Ltd., our indirect wholly-owned subsidiary, that operates our current business, pursuant to a sales and purchase agreement with the three of the then shareholders (“Original Shareholders”) of Chengdu Tianyin, pursuant to which Grandway purchased 100% of the equity interest in Chengdu Tianyin. This transfer was approved by the Bureau of Foreign Trade and Economic Cooperation of Chengdu Economic Technology Development Administration Committee on October 30, 2007, and the registration with the Chengdu Administration of Industry and Commerce was completed on November 5, 2007. As a result of this transfer, Grandway acquired 100% of the equity of Chengdu Tianyin.

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

In accordance with the terms of the Share Exchange Agreement, Charles Driscoll resigned as the Company’s Chief Executive Officer, Chief Financial Officer and President, and tendered his resignation as our sole director, which became effective on February 15, 2008. Dr. Guoqing Jiang was appointed to serve as the Chairman of our board and our Chief Executive Officer, effective as of the close of the Share Exchange, and Mr. Stewart Lor was nominated to serve as one of our directors effective on February 15, 2008. As of February 29, 2008, our board was expanded by three persons to include Professor Zunjian Zhang, Professor Jianping Hou and Mr. Jim McCubbin. On April 1, 2010, Mr. Lor resigned from his position as one of our directors, and on the same day we appointed Dr. James J. Tong as our director. On June 4, 2012, Mr. McCubbin resigned from our board as an independent director and continued to be a capital market and internal control advisor to the Company till 2013. We concurrently appointed Mr. Bo Tan as an independent director. As of the date of this filing, our directors are Dr. Guoqing Jiang, Dr. James J. Tong, Mr. Bo Tan, Prof. Zunjian Zhang and Prof. Jianping Hou.

POST-ACQUISTIION

On January 14, 2008, a majority of our shareholders approved, via written consent, the following actions, as set forth in our Information Statement on Schedule 14C, which was filed on February 11, 2008:

1.	To change our corporate name to TIANYIN PHARMACEUTICAL CO., INC; and

2.	To authorize 25,000,000 shares of preferred stock with a par value of $0.001.

We filed a certificate of amendment to our articles of incorporation with Delaware’s Secretary of State to effect these actions, which became effective on March 11, 2008, and as of such date, our corporate name changed to Tianyin Pharmaceutical Co., Inc. and our authorized capital increased by 25,000,000 shares of preferred stock.  Pursuant to the financings we closed in January 2008 and given the authority vested in our Board of Directors, we also filed a certificate of designation with Delaware’s Secretary of State to designate 10,000,000 of the 25,000,000 shares of preferred stock as Series A preferred stock. Our current authorized capital now consists of 50,000,000 shares of common stock, 15,000,000 shares of preferred stock, whose terms shall be determined by the board of directors at the time of issuance, and 10,000,000 shares of Series A preferred stock. In connection with our name change, effective as of March 11, 2008, we received a new trading symbol, “TYNP” and CUSIP number, 88630M104. In September 2008, we applied to trade on the American Stock Exchange. On September 24, 2008 we received notice that our common shares were approved for listing on the American Stock Exchange (the "AMEX"); accordingly, such shares began trading on the AMEX on October 3, 2008 under the ticker symbol “TPI.”  Since our common shares have been trading on the AMEX, we have enjoyed all of the same privileges and have been subject to all of the same regulations as every other company whose shares are listed on the AMEX. Subsequent to the acquisition of the AMEX by the NYSE, our common stock is now listed on the NYSE MKT exchange under the same ticker symbol “TPI”.

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

In March 2011, all preferred shares were converted to TPI common stock and no preferred shares remain outstanding. As of the date of this filing, all Class A Warrants expired in January 2013 and there are 4,257,814 shares of Class B Warrants remaining with the expiration date of January 25, 2015.

2009 FINANCING

On October 27, 2009, the Company completed a private equity financing of $4,987,500, with eight accredited investors (the “2009 Financing”). Net proceeds from the offering were approximately $4,490,000. Pursuant to the financing, we issued, for $4,987,500, a total of 1,534,570 units of our securities at $3.25 per unit. Each unit consisted of: 1) one share of the Company's common stock, par value $0.001 per share (the "Common Stock"); 2) a Class C Warrant (the "Class C Warrant", together with Class A Warrant and Class B Warrant, are referred sometimes herein below as “Warrants” or “Warrant”), with each Class C Warrant exercisable at $4.50 to purchase one-fifth of a share of Common Stock, such that the total amount of warrants issued to each investor shall be equal to twenty percent (20%) of the number of units purchased by each purchaser. Each of the warrants had a term of three (3) years and expired on October 27, 2012.

In connection with this financing, the Company paid cash compensation to the placement agent, Tripoint Global Equities, in the amount of $495,250. In connection with this financing, the Company granted warrants to purchase 122,766 shares of common stock at $3.25 and 24,553 shares at $4.50 to the placement agent or its designees. These warrants have the same terms as the warrants issued to investors and are included in the units. These warrants expired on October 27, 2012.

CURRENT CORPORATE STRUCTURE

In June 2009, to optimize our business model through stronger distribution channels, Chengdu Tianyin invested $0.7 million to establish a wholly-owned trading subsidiary, Chengdu Tianyin Medicine Trading Co., Ltd (“TMT”) for sales and distribution of medicine produced by Chengdu Tianyin and other pharmaceutical companies.

On August 21, 2009, Chengdu Tianyin, Sichuan Mingxin Pharmaceutical (“Sichuan Mingxin”) and an individual investor established Sichuan Jiangchuan Pharmaceutical Co., Ltd (“JCM”), whose major business is to produce macrolide antibiotic active pharmaceutical ingredients (API). Total registered capital of JCM is approximately $3.2 million (equivalent of RMB 20 million), of which Chengdu Tianyin accounts for 87%, after increasing its stake in JCM from 77% at the inception of JCM by purchasing another 10% ownership from Sichuan Mingxin in the fiscal year 2012. JCM is designed as a broader strategy to establish the Company’s presence in the API industry in China. By June 30, 2014, Chengdu Tianyin initiated the process of acquiring the remaining 13% of the ownership of JCM from the Sichuan Mingxin and the individual investors for approximately $2.4 million (RMB 15 million). The transaction has been completed at the time of this filing which made JCM a fully owned subsidiary of Chengdu Tianyin.

Under the governmental planning of designated industrial locations in Sichuan province, Chengdu Tianyin needed to relocate its facility to Qionglai County, south of Chengdu. During the process of construction while all operating subsidiaries of Chengdu Tianyin are registered outside of Qionglai, as part of the governmental contingency, Chengdu Tianyin is required to establish presence in Qionglai County. The Company decided to acquire a pharmaceutical distribution company and registered it at Qionglai County as a subsidiary of Chengdu Tianyin. On August 29, 2012, Chengdu Tianyin entered into a Share Transfer Agreement with the shareholders of Sichuan Hengshuo Pharmaceutical Co., Ltd (“Sichuan Hengshuo” or “HSP”), a PRC pharmaceutical trading company, to acquire 100% ownership of HSP for a total consideration of approximately $0.2 million (RMB 1.3 million). The share transfer was closed on November 30, 2012, pursuant to which Chengdu Tianyin now owns 100% of HSP and Dr. Guoqing Jiang is the legal representative of HSP.

The following chart describes the Company’s current corporate structure:

PRODUCT PORTFOLIO

As of June 30, 2014, we had a comprehensive portfolio of 58 products approved by the China Food and Drug Administration (“CFDA”, previously known as the State Food and Drug Administration, “SFDA”) comprised of patented biopharmaceutical products, branded generics, modernized Chinese medicines and other pharmaceuticals. 41% of our products are reimbursed under the government medical reimbursement program. Our flagship patented product Ginkgo Mihuan Oral Liquid (GMOL, patent number: 20061007800225, which expires on April 30, 2026) contributed to approximately 35.3% of our fiscal 2014 revenue. Our products are listed and described as follows,

NO.	PRODUCT	CATEGORY	CFDA NO.	INDICATIONS
1	Ginkgo Mihuan Oral Liquid	Internal Medicine	H20013079	Coronary heart diseases, myocardiac infarction stroke
2	Apu Shuangxin, Benorylate Granules	Internal Medicine	H10970068	Rheumatoid arthritis
3	Xuelian Chongcao Oral Liquid	Internal Medicine	B20020680	Boost of body energy, immunity enhancer
4	Fukangbao Oral Liquid	Gynecology	Z10983056	Anemia, irregular menstrual cycle
5	Xiaoyan Lidan Tablets	Hepatology	Z20093681	Acute cholangitis and cholecystitis
6	Qiju Dihuang Mixture	Internal Medicine	Z20023391	Improve liver function
7	Yupingfeng Oral Liquid	Internal Medicine	Z20023352	Immune system enhancement
8	Sanqi Tablets	Internal Medicine	Z20093512	Anti-inflammatory, stop bleeding
9	Qianggan Syrup	Hepatology	Z20054224	Hepatitis, cirrhosis, fatty liver disease
10	Kangjun Xiaoyan capsule	Gynecology	Z20090855	Menstrual cramps, vaginal bleeding
11	Yinqiao Jiedu Tablets	Internal Medicine	Z20093555	Anti-inflammation, fever, cold symptoms
12	Duyiwei Dispersible Tablets	Internal Medicine	Z20090239	Pain management, stop bleeding, fracture
13	Baotailing Tablets	Gynecology	Z20093087	Recurrent spontaneous miscarriage
14	Yiqing Capsules	Internal Medicine	Z20093084	Pharyngitis and tonsillitis
15	Xiaoer Qingre Zhike Oral Liquid	Internal Medicine	Z20093060	Anti-cough, anti-asthma in children
16	Tongqiao Biyan Tablets	Otolaryngology	Z20093063	Chronic and allergic rhinitis, sinusitis
17	Hugan tablet	Hepatology	Z20063054	Chronic hepatitis, early liver cirrhosis
18	Compound Dantong Capsules	Internal Medicine	Z20093012	Acute and chronic cholecystitis, cholangitis and concurrent infection of Biliary Calculi
19	Fuke Zhidai Tablets	Gynecology	Z20083375	Chronic cervicitis, blennometritis
20	Yanyan Tablets	Otolaryngology	Z20064406	Relieve symptoms of chronic pharyngitis
21	Danqi Tablets	Gynecology	Z20064032	Relieve menstrual cramps and other symptoms
22	Yanlixiao Capsules	Internal Medicine	Z20064158	Anti-inflammatory, bacterial infectious diseases
23	Kudancao Tablets	Otolaryngology	Z20064050	Relieve inflammatory symptoms of laryngopharyngitis
24	Weikangling Capsules	Gastroenterology	Z20064060	Gastric and duodenal ulcer, acute and chronic gastritis
25	Baoxinning Capsules	Internal Medicine	Z20063957	Angina, coronary heart diseases, arrhythmia
26	Jiangtangning Capsules	Internal Medicine	Z20063813	Relieve symptoms of diabetes
27	Yankening Tablets	Internal Medicine	Z20063847	Acute tonsillitis, bacterial pneumonia, urinary tract infections

NO.	PRODUCT	CATEGORY	CFDA NO.	INDICATIONS
28	Gano derma Lucidum Capsules	Neurology	Z20063833	Insomnia, neurasthenia,amnesia
29	Qianbo Biyan Tablets	Otolaryngology	Z20063837	Inflammation, chronic and acute rhinitis
30	Yishengling Granules	Internal Medicine	Z20063841	Improvement of kidney function and sperm counts, impotence
31	Xiaoyanlidan Tablets I	Hepatology	Z20063864	Relieve symptoms of acute cholangtis and cholecystitis.
32	Kang Guzengsheng Tablets	Orthopedics	Z20063875	Bone hyperplasia, neck pain, ankylosing spondylitis
33	Tianqi Tongjing Capsules	Gynecology	Z20063645	Relieve symptoms of menstrual cramps
34	Yinhuang Capsules	Otolaryngology	Z20063462	Upper respiratory tract infection, tonsillitis, pharyngitis
35	Chuanxinlian Capsules	Internal Medicine	Z20063437	Anti-inflammation, fever, cough, diarrhea, mouth ulcers
36	Qianlie Shule Capsules	Urology	Z20060030	Relieve symptoms of chronic prostatitis
37	Huangbo Capsules	Internal Medicine	Z20063156	Anti-inflammatory, diarrhea, jaundice, nocturnal emission
38	Qiangli Pipa Oral Liquid	Otolaryngology	Z20063046	Suppress cough, mucus clearance, bronchitis
39	Dabaidu Capsules	Urology	Z20055092	Inflammatory symptoms of sexually transmitted diseases, e.g. syphilis
40	Huganning Tablets	Hepatology	Z20054697	Chronic and acute hepatitis
41	Tongbianling Capsule	Internal Medicine	Z20083424	Bedridden constipation and elderly chronic constipation
42	Laonian Kechuan Tablets	Internal Medicine	Z20083360	Improve immune function, chronic bronchitis in elders
43	Shushenling Capsules	Neurology	Z20063557	Neurasthenia, menopause syndrome
44	Qijudihuang Oral Liquid	Internal Medicine	Z20003098	Liver function improvement
45	Qingre Jiedu Oral Liquid	Internal Medicine	Z51020066	Fever, cold, upper respiratory infection
46	Yupingfeng Oral Liquid	Internal Medicine	Z20003099	Immune system enhancement
47	Yinqiao Shangfeng Capsules	Internal Medicine	Z20003100	Relieve inflammatory symptoms of laryngopharyngitis and fever
48	Radix Sophorae Flavescentis Vaginal Effervescent Tablets	Gynecology	Z20050176	Cervical erosion
49	Levofloxacin Hydrochloride Tablets	Internal Medicine	H20066521	Anti bacterial infection
50	Azithromycin Dispersible Tablets	Internal Medicine	H20074143	Upper and lower respiratory tract infections and other bacterial infections in skins and reproductive system
51	Azithromycin Dispersible Tablets	Internal Medicine	H20074145	Upper and lower respiratory tract infections and other bacterial infections in skins and reproductive system
52	Simvastatin Tablets	Internal Medicine	H20083478	Hypercholesterolemia, Coronary Heart Disease.
53	Mycophenolate Mofetil Capsules	Internal Medicine	H20080819	Suppress graft rejection after transplantations
54	Fleroxacin Tablets	Internal Medicine	H20094057	Acute and chronic bronchitis, pneumonia, urogenital, respiratory, gastrointestinal infections
55	Ofloxacin Tablets	Urology	H20094038	Infections in urogenital, respiratory, gastrointestinal systems
56	Clindamycin Hydrochloride Capsules	Internal Medicine	H20103200	Various bacterial infections
57	Clindamycin Hydrochloride Capsules	Internal Medicine	H20103274	Various bacterial infections
58	Gliclazide Tablets	Internal Medicine	H20113233	Diabetic Mellitus

(Source: www.sfda.gov.cn, Chinese version or www.tianyinpharma.com)

CHINA HEALTHCARE INDUSTRY AND MARKET

The growth of China’s healthcare market is based upon the country’s per capita GDP, government-backed healthcare reimbursement system, countryside urbanization plans, along with the growing aging population, which has been driving an overall increase in healthcare spending.

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

Prescription Medicine and Hospitals

Most people in China seek healthcare services at state-owned hospitals, where doctors may only prescribe medicines that are listed on the hospital’s formulary. Hospital administrators decide whether to include a particular medicine in their formulary based on factors such as efficacy, affordability and the hospital’s budget. Unlike in the US, where patients typically fill their prescriptions at pharmacies unaffiliated with hospitals, out-patients in China typically fill their prescriptions at hospital pharmacies. Hospitals in China are classified under the Ministry of Health (MOH)’s administered hospital classification system into three classes, the best and largest hospitals being designated as “Class 3” hospitals, with the second and third tiers described as “Class 2” and “Class 1” hospitals, respectively. The classification system is based upon factors such as the hospital’s reputation, the number of doctors and nurses on staff, the total number of in-patient beds contained within the hospital, along with the extent of the hospital’s equipment on premise and the level of expertise resident within the hospital.

OTC Medicines and Retail Pharmacies

While out-patients in China generally fill their prescriptions at hospital pharmacies, they primarily purchase over the counter (OTC) medicines from retail pharmacies. To the extent that a medical condition can be treated with an OTC medicine, many Chinese people prefer to purchase the OTC medicine from retail pharmacies. The retail pharmacy sector in China is highly fragmented, which includes pharmacy chain stores, individual stores, retail chain stores with OTC counters, and OTC counters in supermarkets. While they are expanding quickly, neither pharmacy chain stores nor retail chain stores with OTC counters have currently developed a nationwide presence within China. As a result, retail pharmacies tend to have less bargaining power than hospitals in procuring medicines from pharmaceutical companies. It should be noted that currently a portion of retail pharmacies within China are authorized under the National Medical Insurance Program to be reimbursed for the cost of a medicine included in the provincial medicine catalog. The Chinese government authorities prohibit advertisement of prescription medicines through the mass media while OTC medicines can be advertized using mass media. Chinese consumers normally purchase OTC medicines based upon brand name recognition and price. Consumers gain familiarity with OTC medicines through advertising, word-of-mouth and recommendations by pharmacy salespeople.

SALES AND MARKETING

We sell our products via regional distributors as well as directly to the hospitals, clinics, and pharmacies in China.  We are expanding our sales force and our coverage with regional distributors across China.

RAW MATERIALS

Our geographical location at Sichuan province facilitates an efficient access to high-grade raw pharmaceutical ingredients for both chemical medicine and Chinese medicines. For greater purchasing power we utilize a limited number of suppliers for most of our pharmaceutical raw materials.

For the fiscal years ended June 30, 2014, two major raw vendors accounted for approximately 25% or $3.9 million and 13% or $2.0 million, respectively, of the Company’s total inventory purchases. For the fiscal year ended June 30, 2013, three major vendors accounted for approximately 18% or $4.0 million, 14% or $3.2 million and 14% or $3.1 million, respectively, of the Company’s total inventory purchases.

None of the above-mentioned major vendors are related parties to the Company.

CUSTOMERS

Five major customers accounted for 21% and 22% of the net revenue for the fiscal years ended June 30, 2014 and 2013, respectively with no customers accounted for more than 10% of sales. Total sales to these customers were $11.1 million and $15.1 million for the years ended June 30, 2014 and 2013, respectively. The loss of any one major customer could have a material adverse effect on our business and operations. None of the major customers are related parties to the Company.

INTELLECTUAL PROPERTY

We rely primarily on a combination of patent, trademark, trade secrets and administrative protections, as well as employee and third-party confidentiality agreements to safeguard our intellectual property. Currently, we have a design patent granted and a formulation patent pending for our flagship product: Ginkgo Mihuan Oral Liquid (“GMOL”). The patent number is 20061007800225 with a protection period of 20 years starting from April 30, 2006 and expiring on April 30, 2026.  Although our other products are not subject to patent protection, they are Good Manufacturing Practice (“GMP”)-certified and approved by the CFDA, which is valid for a term of 5 years and renewable at the expiration thereof. The new CFDA product filing and registration policy provides, so long as no other company within our immediate pharmaceutical industry produces a product superior to ours in terms of current advances and major product breakthroughs, protection to formulas and production techniques of approved products, and prohibits producing and selling similar products without the CFDA’s approval. The type of major breakthroughs that the CFDA considers in determining whether another product, similar to one already approved can be produced would be significant improvements to existing products in the following areas: synthesis, extraction methods, physical and chemical nature and purity, dosage, prescription screening, preparation technology, testing methods, quality indicators, stability, pharmacology, toxicology, processing methods, active ingredients, route of administration, etc. As a result of this policy, the government encourages innovation in TCM research and development (“R&D”).  Other pharmaceutical companies cannot produce products similar to ours without the CFDA’s approval, unless they have achieved such major breakthroughs and received approval from the CFDA. As of June 30, 2014, we had 58 products registered at the CFDA, including patent-protected GMOL.

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

Our competitive strengths include:

1) A portfolio of 58 products that cover both TCM and generics.

2) Twenty four of our products are listed in the National Reimbursement List, which ensures affordability and accessibility to users of our products.

3) Several proprietary products including our core product GMOL with sizable market potential.

4) A cooperative partnership R&D model that offers a cost effectiveness and time efficiency.

5) A well-established national distribution sales network tailored to different market segments.

6) A management team consisting of industry veterans with a meaningful track record.

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

New Medicine When a medicine is approved by the CFDA as a new medicine, the CFDA will issue a new medicine certificate to the manufacturer and impose a monitoring period of as long as five years. The length of the monitoring period is specified in the new medicine certificate. During the monitoring period, the CFDA will monitor the safety of the new medicine, and will neither accept new medicine certificate applications for an identical medicine by another pharmaceutical company, nor approve the production or import of an identical medicine by other pharmaceutical companies. The holder of a new medicine certificate effectively has the exclusive right to manufacture the new medicine during the monitoring period.

Provisional National Production Standard   In connection with the CFDA’s approval of a new medicine, the CFDA will normally direct the manufacturer to produce the medicine according to a provisional national production standard, or a provisional standard.  A provisional standard is valid for two years, during which the CFDA closely monitors the production process and quality consistency of the medicine to develop a national final production standard for the medicine, or a final standard. Three months before the expiration of the two-year period, the manufacturer is required to apply to the CFDA to convert the provisional standard to a final standard.  Upon approval, the CFDA will publish the final standard for the production of this medicine. There is no statutory timeline for the CFDA to complete its review and grant approval for the conversion. In practice, the approval for conversion to a final standard is time-consuming and could take a few years. However, during the CFDA’s review period, the manufacturer may continue to produce the medicine according to the provisional standard.  Although all of our current products have received the final production standard, any new products we produce will need to apply for the standard.  We do not anticipate any difficulty in obtaining these approvals from the CFDA, but no assurances can be given as to when or if the approval will be obtained.

Transitional Period Prior to the latter of (1) the expiration of a new medicine’s monitoring period or (2) the date when the CFDA grants a final standard for a new medicine after the expiration of the provisional standard, the CFDA will not accept applications for an identical medicine nor will it approve the production of an identical medicine by other pharmaceutical companies.  Accordingly, the manufacturer will continue to have an exclusive production right for the new medicine during this transitional period.

Continuing CFDA Regulation Pharmaceutical manufacturers in China are subject to continuing regulation by the CFDA. If a medicine is approved, its labeling or its manufacturing process is significantly modified, a new pre-market approval or pre-market approval supplement will be required by the CFDA.  A pharmaceutical manufacturer is subject to periodic inspection and safety monitoring by the CFDA to determine compliance with regulatory requirements.  The CFDA has a variety of enforcement actions available to enforce its regulations including fines and injunctions, product recalls, operating restrictions, partial suspension or complete shutdown of production and criminal prosecution.

Permits and Licenses for Pharmaceutical Manufacturers A pharmaceutical manufacturer must obtain a pharmaceutical manufacturing permit from the CFDA’s relevant provincial branch.  This permit is valid for five years and is renewable upon its expiration.

Good Manufacturing Practice.  A pharmaceutical manufacturer must meet the Good Manufacturing Practice (“GMP”) standards for each of its production facilities in China in respect of each form of pharmaceutical products it produces.  GMP standards include staff qualifications, production premises and facilities, equipment, raw materials, environmental hygiene, production management, quality control and customer complaint administration. If a manufacturer meets the GMP standards, the CFDA will issue the GMP certificate with a five-year validity period. However, for a newly established pharmaceutical manufacturer that meets the GMP standards, the CFDA will issue a GMP certificate with only a one-year validity period.

In preparation for the new GMP standards stipulated by the PRC government in early 2011, TPI initiated a process to optimize the manufacturing facilities and production lines of the Company in compliance with the new GMP standards. We received our current GMP certificate for both of our pre-extraction plant and formulate facilities on August 27, 2013 for the next three years until the end of 2015. In addition, under the guidance by provincial government, our facility is scheduled to be relocated to Qionglai County, south of Chengdu, which is designated for the pharmaceutical industry. The Qionglai facility (QLF) post-relocation is approximately 18 miles from the Company’s recently completed JCM facility. The proposed relocation project also includes our TCM pre-extraction plant which is currently located near the center of the city of Chengdu surrounded by a rapidly expanding residential area. Both the pre-extraction plant and the formulation plant will subsequently be relocated to Qionglai County to become a combined QLF plant, which is estimated to be 80 mu or approximately 13 acres. The combined QLF plant, designed and constructed according to the latest GMP standards, is expected to relieve the current capacity saturation at the current facilities. The phase I construction along with GMP preparation has been completed in August 2014. By September 3, 2014, the GMP documentation has been submitted to the CFDA for scheduling of GMP inspection by the official examination team. TPI expects the start of the production at QLF immediately following the GMP certification.

As an effort to expand generic market amid the pricing pressure of its generic division, TPI has explored the strategic reduction of the tendering price of its Hugan Tablets (for liver conditions, approximately $0.6 million sales per year) in order to compete in Zhejiang province of China. The competitive tender price has helped TPI to successfully secure the sales right of Hugan Tablets in Zhejiang province. However, as a part of the government’s regulatory procedure, the CFDA conducted examination on the production process and the cost for competitive (low) tendering price bidders. During the examination period in April 2014, the Company’s GMP certificate granted by the CFDA on August 27, 2013 was administrated by Sichuan provincial CFDA and the production and sale of our Hugan Tablets were temporarily halted, pending the results of quality and pricing tests. The results have shown the Company’s production has followed the proper procedure for almost all of its products, although more stringent quality and ingredients requirement imposed on the TCM tablets production process resulted in product recalls of Hugan tablets and systematic disposal of certain items in the inventory.

On May 9, 2014, the Company received its renewed GMP certificate for both its Chengdu Tianyin’s pre-extraction facility at the city of Chengdu and formulation facility at Longquan County of Chengdu, valid until the end of 2015, under certificate numbers of “Chuan J0461” and “Chuan K0592”. Manufacturing and the sale of most of our products resumed in early May, except for our tablet formulation division which was further inspected for its production process by the provincial CFDA staff on May 24, 2014, which was immediately followed by the re-certification of Company’s tablet formulation division. Therefore, the GMP certificates for all of our products have been re-issued to us as of the date of this filing.

The above-mentioned Hugan incidence resulted in production interruption for more than 50 days, causing significant impact on sales that lasted longer in time due to the time required for the recovery of production and regaining of market share lost during the fourth quarter. By August 2014, the production capacity has been restored near pre-incidence level. With the imminent start of our new QLF, we expected the sales to be restored by the end of calendar year 2014. We recognized that the impact on sales of Hugan Tablets along with other products by TPI was significant, and we expect the start of the new QLF to facilitate our sales recovery from the Hugan incidence.

Pharmaceutical Distribution

A distributor of pharmaceutical products in China must obtain a pharmaceutical distribution permit from the relevant provincial or local CFDA branches. The distribution permit is granted if the relevant CFDA provincial branch receives satisfactory inspection results of the distributor’s facilities, warehouse, hygiene environment, quality control systems, personnel and equipment.  The CFDA applies Good Supply Practice standards (GSP) standards, to all pharmaceutical wholesale and retail distributors to ensure the quality of distribution in China. The currently applicable GSP standards require pharmaceutical distributors to implement controls on the distribution of medicine, including standards regarding staff qualifications, distribution premises, warehouses, inspection equipment and facilities, management and quality control. A certificate for GSP standards, or GSP certificate, is valid for five years, except for a newly established pharmaceutical distribution company, for which the GSP certificate is valid for only one year.

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

Foreign Currency Exchange

The functional currency of our operating PRC subsidiary, Chengdu Tianyin, is Renmibi (RMB). Pursuant to the Foreign Currency Administration Rules promulgated in 1996 and amended in 1997 and various regulations issued by the China State Administration of Foreign Exchange (the “SAFE”), and other relevant PRC government authorities, the RMB is convertible only to the extent of current account items, such as trade-related receipts and payments and interests. Capital account items, such as direct equity investments, loans and repatriation of investment, require the prior approval from the SAFE or its local counterpart for conversion of RMB into a foreign currency, such as U.S. dollars, and remittance of the foreign currency outside the PRC. Payments for transactions that take place within the PRC must be made in RMB. Unless otherwise approved, PRC companies other than the foreign invested enterprises must convert foreign currency payments they receive from abroad into RMB. On the other hand, FIEs may retain foreign exchange in accounts with designated foreign exchange banks, subject to a cap set by the SAFE or its local counterpart.

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

EMPLOYEES

Currently, we have approximately 1,000 employees, consisting of 400 in manufacturing and operation, 500 in sales and marketing and 100 in general, administrative and R&D. We consider our relations with our employees to be good.

FOR ADDITIONAL INFORMATION

We are a reporting company and file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”).  For further information with respect to the Company, you may read and copy its reports, proxy statements and other information, at the SEC public reference rooms at 100 F.  Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost.  Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference rooms.  The Company’s SEC filings are also available at the SEC’s web site at http://www.sec.gov.

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

Unexpected situations, expenses, and delays are frequently encountered in developing and marketing products. These include, but are not limited to, competition, the need to develop customers and market expertise, market conditions, sales, marketing, increases in the cost of raw materials, and governmental regulations and any other factors that may cause significant impact to various aspects of business operation. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail our operations. We may not achieve our business growth objectives and the failure to achieve such goals would have an adverse impact on our business and results of operations.

Our growth strategy includes the pursuit of acquisitions, maintenance of GMP certifications and new product development, which could have a materially adverse effect on our business, financial condition, results of operations and growth prospects.

Our business strategy includes growth through strategic acquisitions, maintenance of GMP certifications for our products and the development of new products and technologies, which will involve significant capital expenditure and risks. Innovative pharmaceutical development involves R&D costs, but it may achieve no tangible results and instead may adversely affect our future profitability. In addition, any acquisition or combination that we consummate will likely involve, among other things, the payment of cash, the incurrence of contingent liabilities and the amortization of expenses related to goodwill and other intangible assets, and transaction costs, which may adversely affect our business, financial condition, results of operations and growth prospects. Our ability to integrate and organize any new businesses and/or products, whether internally developed or obtained by acquisition or combination, will likely require significant expansion of our operations. There is no assurance that we will be able to obtain the necessary resources for such expansion, and the failure to do so could have a materially adverse effect on our business, financial condition, results of operations and growth prospects.  In addition, future acquisitions or combinations by the company involve risks of, among other things, entering markets or segments in which we have no or limited prior experience, the potential loss of key employees or difficulty, delay or failure in the integration of the operations of any such new business with our current business and operating and financial difficulties of any new or newly combined operations, any of which could have a materially adverse effect on our business, financial condition, results of operations and growth prospects.  Moreover, there can be no assurance that the anticipated benefits of any internally developed new business segment or business combination will be realized.

Our current products have certain side effects.  If the side effects associated with our current or future products are not identified prior to their marketing and sale, we may be required to withdraw such products from the market, perform lengthy additional clinical trials or change the labeling of our products, any of which could adversely impact our growth.

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

The occurrence of any of these events would harm our sales of these medicines and substantially increase the costs and expenses of marketing these medicines, which in turn could cause our revenues and net income to decline. In addition, the reputation and sales of our medicines could be adversely affected due to the severe side effects discovered.

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

Failure to obtain approval from the CFDA to convert a provisional national production standard of our principal products to a final national production standard would require us to suspend or cease the production of existing or new products.

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

We are subject to a number of risks associated with our indebtedness, including: 1) we must dedicate a portion of our cash flows from operations to pay debt service costs, and therefore we have less funds available for operations and other purposes; 2) it may be more difficult and expensive to obtain additional funds through financings, if available at all; 3) we are more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and 4) if we default under any of our existing credit facilities or if our creditors demand payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments.

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

The failure to optimize our current manufacturing capacity as the market demand for our products grow could materially and adversely affect our business, financial condition, results of operations and growth prospects.

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

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties.  These uncertainties could limit the legal protections available to foreign shareholders, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses. Because most of our officers and directors, after the Share Exchange, will reside outside of the United States, it may be difficult, if not impossible, to acquire jurisdiction over those persons if a lawsuit is initiated against us and/or our officers and directors by a shareholder or group of shareholders in the United States. Also, because our officers will likely be residing in China when a suit is initiated, achieving service of process against such persons would be extremely difficult. Furthermore, because the majority of our assets are located in China it would also be extremely difficult to access those assets to satisfy an award entered against us in United States court. Moreover, we have been advised that the PRC does not have treaties with the United States providing the reciprocal recognition and enforcement of judgments of courts.

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

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as (2.2)%. The inflation is reflected in an increase of raw material prices which directly impacted the margins of pharmaceutical sales. To curtail inflation, the Chinese government may adopt various corrective measures to restrict the availability of credit or regulate growth. The high inflation may in the future cause Chinese government to impose credit controls or price ceilings or other actions which could inhibit economic activity in China, and thereby limit the market for our products.

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

Renminbi, or RMB, is not a freely convertible currency at the moment. The restrictions on currency exchange imposed by PRC government may limit our ability to use revenues generated in RMB to fund our business activities outside the PRC or to make dividends or other payments in U.S. dollars. The PRC government strictly regulates conversion of RMB into foreign currencies. In the PRC, the State Administration for Foreign Exchange the “SAFE”), regulates the conversion of the RMB into foreign currencies. Pursuant to applicable PRC laws and regulations, foreign invested enterprises incorporated in the PRC are required to apply for “Foreign Exchange Registration Certificates.”

Risks Relating to Our Securities

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

Our executive officers, directors, and principal stockholders own, in the aggregate, approximately 31.8% of our outstanding Common Stock. As a result of their stockholdings, these stockholders are able to assert substantial control over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

The market price of our Common Stock may be volatile and there may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

During the past two years our Common Stock has had a trading price range between $0.25 per share to $1.75 per share. The market price of our Common Stock has been and will likely continue to be highly volatile, as is the stock market in general. Factors that may materially affect the market price of our Common Stock are beyond our control, these factors may materially adversely affect the market price of our Common Stock, regardless of our performance.  In addition, the public stock markets have experienced extreme price and trading volume volatility. These broad market fluctuations may influence the market price of our Common Stock. There is currently only a limited public market for our Common Stock, which is listed on the NYSE Mkt, and there can be no assurance that a trading market will develop further or be maintained in the future. As of December 8, 2014, the closing bid price of our Common Stock was $0.52 per share and we had approximately 261 shareholders of record of our Common Stock, not including shares held in street name.

The outstanding warrants may adversely affect us in the future and cause dilution to existing shareholders.

There are currently 4,257,814 warrants outstanding as of the date of this filing, which are to expire in January 2015 unless otherwise exercised prior to the expiration date. The exercise price of the remaining warrants is $3.00 per share. Exercise of the warrants may cause dilution to the interests of our other shareholders as a result of the additional Common Stock that would be issued upon exercise. In addition, sales of our Common Stock issuable upon exercise of the warrants could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our Common Stock. Further, the terms on which we may obtain additional financing during the period that any of the warrants remain outstanding may be adversely affected by the existence of these warrants as well.

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

We currently rent office space located at 23rd Floor, UnionsunYangkuo Plaza, No. 2, Block 3, Renmin Road South, Chengdu, Postal Code: 610041, China. The rental agreement is renewed annually and the rent, which is approximately $160,000 per annum, is paid quarterly.

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

	High	Low
Quarter ended September 30, 2011	$1.75	$1.11
Quarter ended December 31, 2011	$1.47	$0.56
Quarter ended March 31, 2012	$0.89	$0.60
Quarter ended June 30, 2012	$0.88	$0.25
Quarter ended September 30, 2012	$0.61	$0.45
Quarter ended December 31, 2012	$0.69	$0.58
Quarter ended March 31, 2013	$0.86	$0.60
Quarter ended June 30, 2013	$0.70	$0.48
Quarter ended March 31, 2014	$0.86	$0.60
Quarter ended June 30, 2014	$0.70	$0.48

On December 8, 2014, the closing bid price of the common stock was $0.52 and we had approximately 261 record holders of our commons stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

In 2008, we granted five (5) year Class A Warrants to purchase 4,757,814 shares of our Common Stock, $0.001 par value per share at an initial exercise price of $2.50 per share, and seven (7) year Class B Warrants to purchase 4,757,814 shares of our Common Stock at an initial exercise price of $3.00 per share. In 2009, we granted three (3) year warrants to purchase 306,914 shares of our Common Stock, at an initial exercise price of $4.50 per share, subject to adjustment. The exercise prices of the Warrants were subject to weighted average and other anti-dilution adjustments, which were later removed.  We also granted warrants to purchase 1,522,500 shares of Common Stock with an exercise price of US$1.60, $2.50 and $3.00 per share to TriPoint Global Equities, LLC, the placement agent in the 2008 Financing. In connection with the 2009 Financing, we granted warrants to purchase 122,766 shares of common stock at $3.25 and 24,553 shares at $4.50 to TriPoint Global Equities, LLC, the placement agent or its designees of such financing. Currently there are 4,257,814 warrants outstanding with exercise prices of $3.00 per warrant as of the date of this filing.

Dividend Policy

During the two most recent fiscal years and subsequent interim periods, the Company has not declared any dividends. We believe that, by investing our capital in our strategic growth plan instead of paying a dividend at the present time to our shareholders, we should be able to capture better long-term returns for our shareholders. As a policy, management believes that in the event that we experience a shortage of opportunities to efficiently invest and grow our business with our excess cash on hand, then a dividend payable is an appropriate use of underutilized and excess capital.

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

On March 28, 2013 and February 20, 2014, we issued 50,000 shares of our restricted common stock to Dr. James J. Tong as a part of the annual compensation for his service as the CFO in 2013 and 2014 calendar year, respectively.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of TPI for the fiscal years ended June 30, 2014 and 2013 and should be read in conjunction with such financial statements and related notes included in this report.

Overview

We are engaged primarily in the development, manufacturing, marketing and sale of patented biopharmaceuticals, branded generics, modernized Chinese medicines and other pharmaceuticals in China. We currently manufacture and market a comprehensive portfolio of 58 products approved by the CFDA including the patented Gingko Mihuan Oral Liquid (“GMOL”), 24 of which are included in the National Reimbursement List. Furthermore, we have 6 trademarks granted and 16 trademarks pending. Chengdu Tianyin Pharmaceutical Co., Ltd (“Chengdu Tianyin”) was established in 1994 in Chengdu, China as a pharmaceutical company that manufactures and sells modernized traditional Chinese medicines and branded generics. The current management of Chengdu Tianyin acquired 100% of the equity interest of the Company in 2003. On October 30, 2007, Grandway completed the acquisition of the 100% of the equity interest and now owns 100% of the equity interest of Chengdu Tianyin that operates our business.

In June 2009, to optimize our business model through stronger distribution channels, Chengdu Tianyin invested $0.7 million to establish a wholly-owned trading subsidiary, Chengdu Tianyin Medicine Trading Co., Ltd (“TMT”) for sales and distribution of medicine produced by Chengdu Tianyin and other pharmaceutical companies.

On August 21, 2009, Chengdu Tianyin, Sichuan Mingxin Pharmaceutical and an individual investor established Sichuan Jiangchuan Pharmaceutical Co., Ltd (“JCM”), whose major business is to produce macrolide antibiotic active pharmaceutical ingredients (API). Total registered capital of JCM is approximately $2.9 million, of which Chengdu Tianyin accounts for approximately 87%, after increasing its stake in JCM from 77% at the inception of JCM by purchasing another 10% ownership from Sichuan Mingxin in the fiscal year 2012. JCM is considered a cornerstone in the foundation we are building for a broader strategy to establish a significant presence by the Company in the macrolide antibiotics industry in China. Starting June 2014, TPI initiated the process of acquiring the remaining minority stake of 13% of the JCM for the value of RMB 15 million (approximately $2.4 million). The transaction has been completed at the time of this filing which made JCM a fully owned subsidiary of Chengdu Tianyin.

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

In preparation for the new Good Manufacturing Practice (GMP) standards stipulated by the PRC government in early 2011, TPI initiated a process to optimize the manufacturing facilities and production lines of the Company in compliance with the new GMP standards. TPI received our current GMP certificate for both of our pre-extraction plant and formulate facilities on August 27, 2013 for the next three years until the end of 2015. In addition, under the guidance by provincial government, our facility is scheduled to be relocated to Qionglai County, south of Chengdu, which is designated for the pharmaceutical industry. The Qionglai facility (QLF) post-relocation is approximately 18 miles from the Company’s recently completed JCM facility. The proposed relocation project also includes our TCM pre-extraction plant which is currently located near the center of the city of Chengdu surrounded by a rapidly expanding residential area. Both the pre-extraction plant and the formulation plant will subsequently be relocated to Qionglai County to become a combined QLF plant, which is estimated to be 80 mu or approximately 13 acres. The combined QLF plant, designed and constructed according to the latest GMP standards, is expected to relieve the current capacity saturation at the current facilities. The re-location cost for Phase I is estimated at $25 million, which, when completed, is expected to expand the current capacity by approximately 30%. If the Company decides to further expand the capacity, Phase II QLF, an additional $10 million may be invested to double the current capacity. Since the official start of the relocation project in February 2012, the construction of the QLF project has been progressing on schedule. The phase I construction along with GMP preparation has been completed in August 2014. In early September 2014, the GMP documentation was submitted to the CFDA for scheduling of GMP inspection by the official examination team. In late September 2014, TPI successfully passed the site visit by the CFDA inspection team. TPI will start the production at QLF immediately following the issuance of GMP certification which is expected to be in late December 2014 or January 2015.

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

Development and Growth Strategy

Research and Development

The cornerstone of our business development strategy relies upon our partnership-based research and development (R&D) efforts, which support us in developing and commercializing our product pipeline and ultimately with our marketing and sales through our expanding distribution network. Under this R&D model, we are entitled to purchase the exclusive ownership and intellectual properties of new drugs developed by research institutes upon CFDA approval. Prior to our purchase, the institutes take the full financial responsibility for the costs incurred during the R&D phase. The purchase price for these drugs ranges from half millions to several million dollars per candidate with increasing valuations in recent years, which is based upon the development costs for individual products and the expected revenue from the product. Usually, we expect the material net cash inflows from drugs in late stage development to begin within three years upon CFDA approval. Since the projects are targeted for well defined marketable products and TPI will retain the full ownership of these CFDA-approved products and related intellectual properties, the subsequent commercialization is expected to be accretive upon new products’ market entry. In addition, we are able to leverage these R&D resources to further facilitate market recognition and commercialization of these products. With this strategy in place, we increased market penetration and sales and marketing growth in the past years.  Part of this strategy involves increasing and improving our marketing and sales activities to enhance our key leading products and to increase the sales of other products by expanding our sales force and expanding our market segment coverage, while increasing our marketing and promotional activities.

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

We usually begin drug commercialization preparation within 6 months after the CFDA approval. However, factors that may lead to delays in this process include mass manufacturing capacity readiness, marketing network preparedness and the indication seasonality. On average, the material positive net cash flow is expected from new market entries within two years to two and half years after their market entry.

Management plans to selectively pursue strategic acquisitions and licensing opportunities as effective means to broaden our product portfolio, leverage our resources and expand our market coverage.

R&D for additional indications of flagship product Gingko Mihuan (GMOL)

Our flagship product Gingko Mihuan Oral Liquid (GMOL, CFDA certification number: H20013079; patent number: 20061007800225) contributes approximately 35% to our total revenue in fiscal year 2014. Clinical application and information gathered from our physicians showed that in addition to our approved indication for GMOL: cardiovascular disorders, coronary heart disease and cerebral ischemic attack including strokes, off-label use of GMOL have been indicated in hepatic diseases and ophthalmological diseases. And preliminary data on the animal disease models indicated that the GMOL may have positive effect on age-related cognitive disorders. The validity of these observations is currently being investigated.

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

In January 2012, JCM was approved for its GMP certification designated as "CHUAN M0799," which is valid for the period of December 31, 2011 until December 31, 2015. JCM has started producing macrolide API for TPI’s production of Azithromycin Dispersible Tablets (CFDA No: H20074145) since July 2012. Currently the monthly production capacity of JCM is 10 tons of Azithromycin macrolide API. Since September 2013, JCM has been in operation and mainly supporting TPI’s production of Azthromycin tablets. Following a series of tests on quality, purity, intermediates contents, stereochemistry, stability in comparison with the international standards of Azi API, JCM has received monthly orders for manufacturing one of the major intermediates of Azithromycin, Azithromycin amine (Azi Amine) at a competitive international price which varies from month to month according to the market demands and the foreign exchange rate. The monthly orders starting April this year for Azi Amine were estimated at 5-8 tons per month. The third party sales from our JCM for our fiscal year 2014 were approximately $2.7 million.

Tianyin Medicine Trading Distribution Business (“TMT”)

We have been developing the distribution portfolio of TMT which distributes products manufactured by both TPI and other pharmaceutical companies to fuel our expanding sales network as well as to provide synergy to our existing organic product portfolio. TMT has been distributing mainly TPI's own products since its inception in 2009. Following the signing of the distribution contract with Jiangsu Lianshui Pharmaceutical in 2010, one of the most celebrated national brand injection pharmaceutical manufacturers to distribute approximately 15 Lianshui-branded generic injection products including cough suppressant, antibiotics, anti-inflammatory medicines and products for other healthcare indications, the distribution contract has been successfully extended for the following three years till 2013 with possible renewal for additional three years. The annual distribution revenue from TMT reached approximately $2.6 million for the fiscal year 2014.

Hugan Tablets Incidence

As an effort to expand generic market amid the pricing pressure of its generic division, TPI has explored the strategic reduction of the tendering price of its Hugan Tablets (for liver conditions, approximately $0.6 million sales per year) in order to compete in Zhejiang province of China. The competitive tender price has helped TPI to successfully secure the right of sales for Hugan Tablets in Zhejiang province. However, as a part of the government’s regulatory procedure, the CFDA conducted examination on the production process and the cost for competitive (low) tendering price bidders. During the examination period in April 2014, the Company’s Good Manufacturing Practice (GMP) certificate granted by the CFDA on August 27, 2013 has been administrated by Sichuan provincial CFDA and the production and sale of our Hugan Tablets were temporarily halted, pending the results of quality and pricing tests. The results have shown the Company’s production has followed the proper procedure for almost all of its products, although more stringent quality and ingredients requirement imposed on the TCM tablets production process resulted in product recalls of Hugan tablets and systematic disposal of certain items in the inventory.

On May 9, 2014, the Company received its renewed GMP certificate for both of its Chengdu Tianyin’s pre-extraction facility at the city of Chengdu and formulation facility at Longquan County of Chengdu, valid until the end of 2015, under certificate numbers of “Chuan J0461” and “Chuan K0592”. Manufacturing and the sale of most of the Company’s products have resumed, except for our tablets formulation division which was further inspected for its production process by the provincial CFDA staff on May 24, 2014. Following the successful completion of the inspection, all GMP certificates for all of our products have been re-issued as of the date of this filing.

The above-mentioned Hugan incidence resulted in production interruption for more than 50 days, causing a significant impact on sales that lasted further in time due to the time required for the recovery of production and regaining of market share lost during the fourth quarter. By August 2014, the production capacity has been restored near pre-incidence level. With the imminent start of our new QLF facility, we expected the sales to be significantly restored by the end of calendar year 2014. We recognized that the impact on sales of Hugan Tablets along with other products by TPI was significant and, and we expect the QLF will facilitate the recovery from the Hugan incidence.

Guidance

Our revenue of approximately $46.6 million came significantly below our previously estimated modest 0-5% projection year over year mainly due to the production interruption and sales and marketing impact as a result of the Hugan incidence. The situation was also related to the prevailing pricing control of generic medicines in China and the government’s channeling sales toward low margined essential drugs on the EDL through various policies that adversely affected generic sales. Though our JCM’s Azithromycin API sales have gained momentum towards the end of fiscal year 2014, it was not sufficient to offset the sales and profit margin impact from the Hugan incidence. In addition, the challenges remain at JCM’s growth trajectory due to the price competition of Azithromycin APIs combined with existing excessive production capacity.

Due to the aforementioned event, we have also missed our net margin guidance of 10% in comparison with our fiscal year 2013 net income of $6.8 million.

The following factors, in our opinion, will influence the Company’s growth perspectives for fiscal year 2015:

1)	Market expansion and revenue growth of TPI’s core product portfolio led by flagship product Gingko Mihuan Oral Liquid (GMOL) and other major products;

2)	JCM revenue at both domestic and international markets in the fiscal year 2015;

3)	Generic sale stablization following the Hugan incidence and our strategy to cope with pricing restrictions and market competition under the ongoing healthcare reform; and

4)	QLF GMP certification (ongoing)/relocation and smooth transition of production capacity.

We forecast that the revenue growth for TPI may range from 5-10% for the coming year, along with a net margin of 8-10% based on our assessment of production and sales recovery during the first half of fiscal 2015 and sales forecast of TPI’s core products and JCM sales. The net income guidance excluded any non-cash expenses associated with stock compensation plans or stock option expenses.

Our current facilities operate at approximately 90% of the total capacity on 24 hours per day schedule. We are in the process of optimizing the usage of the remaining capacity and expanding the existing capacities to meet the increasing market demand.

Management will continue to evaluate the Company's business outlook and communicate any changes on a quarterly basis or as when appropriate.

Discussion on Operating Results

Comparison of results (in $ million) for the fiscal years ended June 30, 2014 and 2013

Years Ended June 30	2014	2013
Sales	$46.6	$67.5
Cost of Sales	$30.7	$41.5
Gross profit	$15.9	$26.0
Selling, general and administrative and R&D expenses	$13.2	$16.7
Other income (expenses)	$(3.3)	$(0.3)
Income taxes	$0.2	$2.4
Net income attributable to TPI	$(0.8)	$6.6

Sales for the fiscal year ended June 30, 2014 was $46.6 million, decreased by 31% from $67.5 million for the fiscal year 2013, mainly due to the Hugan incidence, along with generic pricing pressure, sales volume decrease and prolonged JCM production ramp up. We witnessed a 43% reduction of total revenue of TPI’s organic portfolio which excludes the distribution revenue, from $51.0 million for the fiscal year ended June 30, 2013 to $29.3 million for the fiscal year ended June 30, 2014. With the recovery of production capacity and sales, we are implementing various strategies to stabilize our generic sales.

Cost of Sales for the fiscal year ended June 30, 2014 was approximately $30.7 million or 66% of the revenue, compared with $41.5 million or 62% of the revenue for the fiscal year ended June 30, 2013. Our cost of sales primarily consists of the direct raw material costs, labor, depreciation and amortization of manufacturing equipment and facilities and other overhead. The slight increase of our cost of sales percentage from the previous year was mainly due to a margin decrease of our products amid the healthcare reform and intensified market competition and written off of obsolete inventory in the year ended June 30, 2014, which was further discussed in the following “Gross profit” segment.

Gross profit for fiscal year ended June 30, 2014 was approximately $15.9 million with 34% gross margin, compared with $26.0 million with 39% gross margin for fiscal year ended June 30, 2013. The sales of GMOL were $16.0 million compared with $26.1 million in fiscal year 2013, along with other core products revenue growth that totaled $23.0 million. During the fiscal year 2014, our organic product portfolio delivered approximately 46% gross margin, a decrease from 52% in fiscal year 2013 mainly due to the pricing controls and fierce competition amid the current healthcare market compounded by the interruption by GMP recertification. Provided the blend of core product sales growth along with TMT lower margin distribution revenue and lower margin generic sales as the current pricing trend continues, we anticipate our overall gross margin in the near term to stabilize above 36% for the fiscal 2015, influenced by JCM macrolide API revenue as compared to the core product portfolio performance. The factors that influence the gross margins of our major products include raw material price (85% of the cost of goods sold) and production cost (15% of the cost of goods sold).

Operating and R&D Expenses were $14.6 million in fiscal year ended June 30, 2014, compared with $16.7 million in fiscal year ended June 30, 2013. The decrease of $2.1 million operating and R&D expenses is proportional to the sales compression. As a result of the sales impact caused by the Hugan incidence, our operating margin was compressed to 6% compared with 14% a year earlier. We expect the operating expenses percentage to stabilize above 12% of the revenue for fiscal year 2015. The income from operation of $3.0 million compared with $9.3 million in the previous year was mainly the result of decrease of sales and gross margins.

Other income (expenses) included interest income, interest expense and other expense. Other expense of $3.1 million were related to penalty fees that was a result of the Hugan incidence.

Net loss attributable to TPI was $0.8 million for the fiscal year ended June 30, 2014, compared with a net income of $6.6 million in fiscal year ended June 30, 2013. The loss was mainly caused by the production interruption, sales decrease and related costs that resulted from GMP re-certification.

Income Taxes for the year ended June 30, 2014 and 2013 were $0.20 million and $2.4 million. The decrease in provision for income tax was mainly due to the decrease of pre-tax income due to decrease of income from operation and non-operational expenses.

Foreign Currency Translation Adjustment   Our reporting currency is the US dollar. We have evaluated the determination of its functional currency based on the guidance in ASC Topic, “Foreign Currency Matters,” which provides that an entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment in which an entity primarily generates and expends cash. The functional currency of Chengdu Tianyin, our indirectly owned operating subsidiary is Renminbi (RMB). Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period, equity accounts are translated at historical exchange rate.  Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $10.4 million as of June 30, 2014 compared with $10.2 million as of June 30, 2013. The balance sheet amounts with the exception of equity as of June 30, 2014 were translated at 6.1463 RMB to 1.00 US dollars as compared with 6.1728 RMB to 1.00 US dollars as of June 30, 2013. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the years ended June 30, 2014 and 2013 were the average exchange rates during the years.

Comprehensive loss was $0.6 million in fiscal year ended June 30, 2014, compared with comprehensive income of $8.7 million in fiscal year ended June 30, 2013.

Liquidity and Capital Resources

Discussion of cash flow

In $ millions	For the fiscal years ended June 30,
	2014	2013
Cash flow from operating activities	$2.5	$12.9
Cash flow from investing activities	$(15.4)	$(16.1)
Cash flow from financing activities	$2.2	$(5.8)

Operating activities

As of June 30, 2014, we had working capital totaling $24.5 million, including cash and cash equivalents of $16.1 million. Net cash generated from operating activities was $2.5 million for fiscal year ended June 30, 2014 as compared with $12.9 million for fiscal year ended June 30, 2013. The decrease was mainly due to the decrease of the net income. At the end of fiscal year 2014, the accounts receivable was $9.1 million, 19% of the total revenue, compared with $10.1 million, or 15% of the total revenue for fiscal 2013, mainly due to the decreased annual sales. We believe that TPI is adequately funded to meet all of our working capital and capital expenditure needs for fiscal year 2015.

Investing activities

Net cash used in investing activities for the fiscal year ended June 30, 2014 totaled $15.4 million compared with $16.1 million in the fiscal year ended June 30, 2013 which are mainly related to the construction and equipment purchase of the Qionglai Facility (QLF) project. We anticipate that in fiscal year 2015, the capital expenditure will be approximately $5.0 million as a result of the QLF relocation.

Financing activities

Net cash provided by financing activities for fiscal year ended June 30, 2014 totaled $2.2 million compared with $5.8 million used for fiscal year 2013 which were related to a net result from the proceeds, repayments of short-term bank loans and payment of trade note payables.

Borrowings and Credit Facilities

The short-term bank borrowings outstanding as of June 30, 2014 and 2013 were $4.6 million and $5.9 million, respectively. We paid an average interest rate of 7.2% and 6.8% per annum in the years ended June 30, 2014 and 2013, respectively. These loans were made from CITIC bank and China Huaxia Bank and secured by the property and equipment or certificate deposit of Chengdu Tianyin and Jiangchuan. They do not contain any additional financial covenants or restrictions. The borrowings have one year or half year terms and contain no specific renewal terms.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation reserves for accounts receivable, inventory, estimated useful life and residual value of property, plant and equipment, recognition and measurement of deferred income tax and valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results could differ from those estimates.

Accounts Receivable and Bad Debt Reserve

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amount. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We extend credit to our customers based on an evaluation of their financial condition and other factors. We generally do not require collateral or other security to support accounts receivable. We perform ongoing credit evaluations of our customers and maintain an allowance for potential bad debts if required.

We determine whether an allowance for doubtful accounts is required by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations. In these cases, we use assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance. We may also record a general allowance as necessary

Direct write-offs are taken in the period when we have exhausted our efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that we should abandon such efforts.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

Inventory

Inventories consist of raw materials, packaging materials (which include ingredients and supplies) and finished goods. Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required that could negatively impact the Company’s gross margin and operating results. Inventory markdown allowance of $79,601 and zero were recorded at June 30, 2014 and 2013. Obsolete inventory of $1,447,735 and $159,123 were written-off in the year ended June 30, 2014 and 2013, respectively.

Impairment of Long-lived Assets

In accordance with ASC Topic 360-10-35 “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, or it is reasonably possible that these assets could become impaired as a result of technological or other industrial changes. The determination of recoverability of assets to be held and used is made by comparing the carrying amount of an asset to future undiscounted cash flows to be generated by the assets. The Company reviews the recoverability of its long-lived assets on a periodic basis in order to identify business conditions, which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future undiscounted cash flows. If the total of the expected future undiscounted cash flows is less than the total carrying value of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected future discounted cash flows) and the carrying value of the assets.

Intangible Assets

Intangible assets comprised of approved drugs and rights to use land. Intangible asset is carried at cost, less related accumulated amortization. Approved drugs are separated into two groups: Traditional Chinese Medicine (TCM) and Non Traditional Chinese Medicine (NTCM). TCM which has an indefinite life are not being amortized and are subject to impairment test at least annually to determine if the carrying value of the asset is impaired. NTCM drugs are amortized on a straight-line basis over their estimated useful life of 10 years.

Rights to use land with a finite useful life is being amortized on a straight line basis over its estimated useful life of 48 years.

Goodwill

The Company accounts for business acquisitions in accordance with ASC 805-10, which may result in the recognition of goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method.

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

Impairment of Intangible Assets

The Company applies the provisions of ASC Topic 350 which addresses how goodwill and other acquired intangible assets should be accounted for in financial statements. In this regard, the Company tests these intangible assets for impairment annually or more frequently if indicators of potential impairment are present. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. If such circumstances are determined to exist, an estimate of the undiscounted future cash flows of these assets, or appropriate asset groupings, is compared to the carrying value to determine whether an impairment exists. If the asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value.

The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. During the year ended June 30, 2014, the Company applied a benchmark borrowing interest rate of 7.0% as the discount rate and recorded the impairment loss of $-0- related to intangible assets for the years ended June 30, 2014 and 2013, respectively.

Revenue Recognition

The Company derives its revenues primarily from sale of pharmaceutical products. In accordance with ASC Topic 605 “Revenue Recognition”, revenue should not be recognized until it is realized or realizable and earned. Revenues are considered to have been earned when the entity has substantially accomplished what it must do to be entitled to the benefits represented by the revenues. In this regard, the Company’s revenue is recognized when merchandise is received by customers or shipped by the Company pursuant to contractual terms of sales, title and risk of loss passes to the customers, sales amounts are fixed and determinable and the collectability is reasonably assured.

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

Value Added Taxes

Under the Provisional Regulations of the PRC on Value Added Tax, the Company is responsible for collecting value added taxes on sales of products and to pay value added taxes on purchases of raw materials, which is then remitted to the central government. Sales and cost of sales are reported on a net basis excluding value added taxes.

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

The Company adopted ASC 820-10, “Fair Value Measurements.” ASC 820-10, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

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

We have no financial assets or liabilities measured at fair value on a recurring basis

Share-Based Payment

The Company recognizes compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee stock-based awards, the Company calculates the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of common stock for unrestricted shares; the expense is recognized over the service period for awards expected to vest. For non-employee stock-based awards, the fair value of the award on the date of grant is calculated in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the pro rata compensation expense is adjusted accordingly until such time the nonemployee award is fully vested, at which time the total compensation recognized to date equals the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

Recent Accounting Pronouncements

In April 2014, the FASB issued amendments to ASC Topic 205 “Presentation of Financial Statements” and ASC Topic 360 “Property, Plant and Equipment”. The amendments change the current requirements for reporting discontinued operations in Subtopic 205-20. It requires an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability section, respectively, of the statement of financial position. This topic is effective for public entities for reporting periods beginning after December 15, 2014. An entity should not apply the amendments to a component classified as held for sale before the effective date even if the component of an entity is disposed of after the effective date. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. The Company does not believe the adoption of the amendments to ASC 205 and ASC 360 will have a material effect on its consolidated financial statements.

There are no other new accounting pronouncements adopted or enacted during the year ended June 30, 2014 that had, or are expected to have, a material impact on the Company’s financial statements.

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

JUNE 30, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Tianyin Pharmaceutical Co., Inc.

We have audited the accompanying consolidated balance sheets of Tianyin Pharmaceutical Co., Inc. as of June 30, 2014 and 2013 and the related consolidated statement of operations, comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tianyin Pharmaceutical Co., Inc. as of June 30, 2014 and 2013 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey

December 4, 2014

TIANYIN PHARMACEUTICAL CO., INC. Consolidated Balance Sheets

	June 30,	June 30,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$16,120,041	$26,827,008
Restricted cash	994,017	4,536,000
Accounts receivable, net of allowance for doubtful accounts of $102,401 and $102,149 at June 30, 2014 and 2013, respectively	9,074,576	10,112,718
Inventory	3,841,712	6,036,014
Loan receivable	1,981,280	-
Deferred tax assets	1,180,510	-
Other current assets	376,504	313,320
Total current assets	33,568,640	47,825,060

Property and equipment, net	45,378,356	40,603,232

Intangibles, net	27,699,733	21,505,012

Goodwill	211,120	210,600

Total assets	$106,857,849	$110,143,904

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$1,592,459	$1,352,560
Accounts payable – construction related	2,238,927	2,723,290
Short-term bank loans	4,547,200	5,929,200
Income tax payable	35,832	701,311
Other taxes payable	179,610	740,800
Other current liabilities	522,995	449,062
Total current liabilities	9,117,023	11,896,223

Total liabilities	9,117,023	11,896,223

Equity
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding at June 30, 2014 and 2013	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 29,546,276 shares issued, 29,432,791 shares outstanding at June 30, 2014 and 29,496,276 shares issued, 29,382,791 shares outstanding at June 30, 2013	29,546	29,496
Additional paid-in capital	30,189,802	30,134,852
Treasury stock, 113,485 shares at cost	(135,925)	(135,925)
Statutory reserve	6,976,412	6,847,315
Retained earnings	50,193,258	50,967,308
Accumulated other comprehensive income	10,423,712	10,178,358
Total stockholders’ equity	97,676,805	98,021,404

Noncontrolling interest	64,021	226,277

Total equity	97,740,826	98,247,681

Total liabilities and equity	$106,857,849	$110,143,904

TIANYIN PHARMACEUTICAL CO., INC. Consolidated Statements of Operations

	For the Years Ended June 30,
	2014	2013

Sales	$46,555,021	$67,500,476

Cost of sales	30,674,098	41,496,812

Gross profit	15,880,923	26,003,664

Operating expenses
Selling expenses	7,800,507	11,442,664
General and administrative expenses	4,449,587	4,351,592
Research and development	946,300	894,995
Total operating expenses	13,196,394	16,689,251

Income from operations	2,684,529	9,314,413

Other income (expenses):
Interest income	165,533	162,563
Interest expense	(392,010)	(437,897)
Other expense	(3,070,795)	-
Total other income (expenses)	(3,297,272)	(275,334)

Income (loss) before provision for income tax	(612,743)	9,039,079

Provision for income tax	195,325	2,423,906

Net income (loss)	(808,068)	6,615,173

Less: Net income (loss) attributable to noncontrolling interest	(163,115)	(56,978)

Net income attributable to Tianyin Pharmaceutical Co., Inc.	$(644,952)	$6,672,151

Basic and diluted earnings per share	($0.03)	$0.23

Weighted average number of common shares outstanding:
Basic and diluted	29,400,599	29,345,668

TIANYIN PHARMACEUTICAL CO., INC. Consolidated Statements of Comprehensive Income

	For the Years Ended June 30,
	2014	2013

Net income (loss)	$(808,068)	$6,615,173

Other comprehensive income
Foreign currency translation adjustment	246,213	2,083,061

Total other comprehensive income	246,213	2,083,061

Total Comprehensive income (loss)	(561,855)	8,698,234

Less: Comprehensive income (loss) attributable to the noncontrolling interest	(162,256)	(51,749)

Comprehensive income (loss) attributable to Tianyin Pharmaceutical Co., Inc.	$(399,599)	$8,749,983

TIANYIN PHARMACEUTICAL CO., INC. Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2014	2013
Cash flows from operating activities:
Net Income (loss)	($808,068)	$6,615,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,587,565	2,435,138
Deferred tax assets	(1,180,510)	-
Provision for inventory obsolescence and markdown	1,527,483	159,123
Provision for bad debts	-	(14,004)
Share-based payment	55,000	30,000
Changes in current assets and current liabilities:
Accounts receivable	1,065,075	1,400,397
Inventory	685,804	(201,972)
Advance payments	-	645,923
Other current assets	(62,525)	130,893
Accounts payable and accrued expenses	236,997	(264,388)
Accounts payable – construction related	(491,994)	1,935,150
Income tax payable	(668,443)	(119,146)
Other taxes payable	(564,060)	225,356
Other current liabilities	72,959	(27,787)

Net cash provided by operating activities	2,455,283	12,949,856

Cash flows from investing activities:
Addition to property and equipment	-	(1,704,154)
Addition of Construction in progress	(6,450,737)	(13,274,213)
Additions to intangible assets – land use right	(6,973,301)	(886,611)
Loans receivable	(1,984,940)	-
Acquisition of subsidiary	-	(207,285)

Net cash used in investing activities	(15,408,978)	(16,072,263)

Cash flows from financing activities:
Trade notes payable	-	(4,703,775)
Restricted cash	3,559,747	(908,865)
Proceeds from short-term bank loans	4,555,600	10,300,470
Repayments of short-term bank loans	(5,954,820)	(10,523,700)

Net cash provided by (used in) financing activities	2,160,527	(5,835,870)

Effect of foreign currency translation on cash	86,201	632,990

Net decrease in cash and cash equivalents	(10,706,967)	(8,325,287)

Cash and cash equivalents – beginning of year	26,827,008	35,152,295

Cash and cash equivalents – ending of year	$16,120,041	$26,827,008

Supplemental cash flow disclosure

Cash paid for interest	$391,942	$437,605
Income tax paid	$2,421,477	$2,543,053

TIANYIN PHARMACEUTICAL CO., INC.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Treasury	Preferred Stock		Additional Paid in	Statutory	Retained	Accumulated other Comprehensive	Total Stockholders'	Noncontrolling	Total
	Number	Par Value	stock	Number	Par Value	Capital	Reserve	Earnings	Income	Equity	interest	Equity
Balance at June 30, 2012	29,446,276	$29,446	$(135,925)	0	$-	$30,104,902	$6,120,143	$45,022,329	$8,100,526	$89,241,421	$278,026	$89,519,447
Net income								6,672,151		6,672,151	(56,978)	6,615,173
Other comprehensive income:
Foreign currency translation adjustment									2,077,832	2,077,832	5,229	2,083,061
Comprehensive income										8,749,983	(51,749)	8,698,234
Common shares issued	50,000	50				29,950				30,000		30,000
Statutory reserve							727,172	(727,172)		-		-
Balance at June 30, 2013	29,496,276	29,496	(135,925)	0	0	30,134,852	6,847,315	50,967,308	10,178,358	98,021,404	226,277	98,247,681
Net income								(644,953)		(644,953)	(163,115)	(808,068)
Other comprehensive income:
Foreign currency translation adjustment									245,354	245,354	859	246,213
Comprehensive income										(399,599)	(162,256)	(561,855)
Common shares issued for services	50,000	50				54,950				55,000		55,000
Statutory reserve							129,097	(129,097)		-		-
Balance at June 30, 2014	29,546,276	$29,546	$(135,925)	0	$-	$30,189,802	$6,976,412	$50,193,258	$10,423,712	$97,676,805	$64,021	$97,740,826

Note 1 – Organization and Nature of Business

Tianyin Pharmaceutical Co., Inc. (the “Company” or “Tianyin”) was established under the laws of Delaware on August 20, 2002. The Company’s primary business is to research, manufacture, and sell pharmaceutical products through its subsidiaries in China. The accompanying consolidated financial statements include the financial statements of Tianyin Pharmaceutical Co., Inc. and its subsidiaries. The Company’s operating subsidiaries include Chengdu Tianyin Pharmaceutical., Tianyin Medicine Trading (TMT), Hengshuo Pharmaceutical (HSP) and Jiangchuan Pharmaceutical (JCM).

In order to facilitate the relocation of Chengdu Tianyin’s business operation to Qionglai County and to secure land use rights for the relocation of manufacturing facilities as Qionglai Facility (QLF), Chengdu Tianyin needs to establish its presence at Qionglai County during the process of construction, while all operating subsidiaries of Chengdu Tianyin are registered outside of Qionglai. Therefore, the Company decided to acquire a pharmaceutical distribution company and registered it at Qionglai County as a subsidiary of Chengdu Tianyin. On August 29, 2012, Chengdu Tianyin entered into a Share Transfer Agreement (the "Agreement") with the two existing shareholders of Sichuan Hengshuo Pharmaceutical Co., Ltd (“Sichuan Hengshuo” or “HSP”). The share transfer was completed on November 30, 2012 by which Chengdu Tianyin acquired 100% ownership of HSP, a PRC company for a total consideration of $210,600 (RMB 1.3 million). As of June 30, 2014, the financial results of HSP are consolidated into the consolidated financial statements presented herein. The purchase price of $210,600 was assigned to goodwill as the net assets and operations of HSP were minimum at the date of acquisition (See Note 6).

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America. The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

Certain prior year amounts were reclassified to conform with current year presentation.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation reserves for accounts receivable, inventory, estimated useful life and residual value of property, plant and equipment, recognition and measurement of deferred income tax and valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be “cash equivalents”.

Restricted Cash

Restricted cash consists of cash equivalents used as collateral to secure short-term notes payable.

Note 2 – Summary of Significant Accounting Policies (continued)

Accounts Receivable

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amount. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We extend credit to our customers based on an evaluation of their financial condition and other factors. We generally do not require collateral or other security to support accounts receivable. We perform ongoing credit evaluations of our customers and maintain an allowance for potential bad debts if required.

We determine whether an allowance for doubtful accounts is required by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations. In these cases, we use assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance. We may also record a general allowance as necessary

Direct write-offs are taken in the period when we have exhausted our efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that we should abandon such efforts.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

Inventory

Inventories consist of raw materials, packaging materials (which include ingredients and supplies) and finished goods. Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required that could negatively impact the Company’s gross margin and operating results. Inventory markdown allowance of $79,748 and zero were recorded at June 30, 2014 and 2013. Obsolete inventory of $1,447,735 and $159,123 were written-off in the year ended June 30, 2014 and 2013, respectively.

Note 2 – Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated based on the straight-line method over the estimated useful lives of the assets as follows:

Vehicles	5 to 10 years
Furniture, machinery and equipment	5 to 10 years
Buildings and improvements	10 to 50 years

Construction in progress primarily represents the renovation costs of plant, machinery and equipment and stated at cost less any accumulated impairment loss. Costs incurred are capitalized and transferred to property and equipment upon completion, at which time depreciation commences.

Cost of repairs and maintenance is expensed as incurred. Gain or loss on disposal of property and equipment, if any, is recognized in the consolidated statements of operations.

Impairment of Long-lived Assets

In accordance with ASC Topic 360-10-35 “Accounting for the Impairment or Disposal of Long-Lived Assets,”, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, or it is reasonably possible that these assets could become impaired as a result of technological or other industrial changes. The determination of recoverability of assets to be held and used is made by comparing the carrying amount of an asset to future undiscounted cash flows to be generated by the assets. The Company reviews the recoverability of its long-lived assets on a periodic basis in order to identify business conditions, which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future undiscounted cash flows. If the total of the expected future undiscounted cash flows is less than the total carrying value of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected future discounted cash flows) and the carrying value of the assets.

Intangible Assets

Intangible assets comprised of approved drugs and rights to use land. Intangible asset is carried at cost, less related accumulated amortization. Approved drugs are separated into two groups: Traditional Chinese Medicine (TCM) and Non Traditional Chinese Medicine (NTCM). TCM which has an indefinite life are not being amortized and are subject to impairment test at least annually to determine if the carrying value of the asset is impaired. NTCM drugs are amortized on a straight-line basis over their estimated useful life of 10 years.

Rights to use land with a finite useful life is being amortized on a straight line basis over its estimated useful life of 48 years.

Note 2 – Summary of Significant Accounting Policies (continued)

Goodwill

The Company accounts for business acquisitions in accordance with ASC 805-10, which may result in the recognition of goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method.

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

Impairment of Intangible Assets

The Company applies the provisions of ASC Topic 350 which addresses how goodwill and other acquired intangible assets should be accounted for in financial statements. In this regard, the Company tests these intangible assets for impairment annually or more frequently if indicators of potential impairment are present. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. If such circumstances are determined to exist, an estimate of the undiscounted future cash flows of these assets, or appropriate asset groupings, is compared to the carrying value to determine whether an impairment exists. If the asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value.

The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. During the year ended June 30, 2014, the Company applied a benchmark borrowing interest rate of 7.0% as the discount rate and recorded the impairment loss of $-0- related to intangible assets for the years ended June 30, 2014 and 2013, respectively.

Revenue Recognition

The Company derives its revenues primarily from sale of pharmaceutical products. In accordance with ASC Topic 605 “Revenue Recognition”, revenue should not be recognized until it is realized or realizable and earned. Revenues are considered to have been earned when the entity has substantially accomplished what it must do to be entitled to the benefits represented by the revenues. In this regard, the Company’s revenue is recognized when merchandise is received by customers or shipped by the Company pursuant to contractual terms of sales, title and risk of loss passes to the customers, sales amounts are fixed and determinable and the collectability is reasonably assured.

Shipping and Handling Costs

Shipping and handling costs billed to customers in related sales transactions are included in sales revenues and shipping expenses incurred by the Company are reported as a component of selling expenses. The shipping and handling expenses of $615,925 and $1,307,921 for the year ended June 30, 2014 and 2013, respectively, are reported in the Consolidated Statements of Operations as a component of selling expenses.

Note 2 – Summary of Significant Accounting Policies (continued)

Research and Development

Research and development costs are expensed when incurred. Research and development costs for the years ended June 30, 2014 and 2013 were $949,300 and $894,995, respectively.

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

Value Added Taxes

Under the Provisional Regulations of the PRC on Value Added Tax, the Company is responsible for collecting value added taxes on sales of products and to pay value added taxes on purchases of raw materials, which is then remitted to the central government. Sales and cost of sales are reported on a net basis excluding value added taxes.

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

The Company adopted ASC 820-10, “Fair Value Measurements.” ASC 820-10, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

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

We have no financial assets or liabilities measured at fair value on a recurring basis

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the condensed combined financial statements were as follows:

	June 30, 2014	June 30, 2013
Balance sheet items, except for shareholders’ equity items	RMB 1: US$0.1624	RMB 1: US$0.16200
Amounts included in the statements of operations, comprehensive income, and cash flows for the years then ended	RMB 1: US$0.1627	RMB 1: US$0. 15945

Shareholders’ equity items	Historical rate	Historical rate

Comprehensive Income

The Company has adopted ASC Topic 220-10, Reporting Comprehensive Income, which establishes rules for the reporting and display of comprehensive income, its components and accumulated balances. ASC 220-10 defines comprehensive income to include all changes in equity, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on available-for-sale marketable securities, except those resulting from investments by stockholders and distributions to stockholders. Comprehensive income includes net income and the foreign currency translation gain, net of tax.

Note 2 – Summary of Significant Accounting Policies (continued)

Share-Based Payment

The Company recognizes compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee stock-based awards, the Company calculates the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of common stock for unrestricted shares; the expense is recognized over the service period for awards expected to vest. For non-employee stock-based awards, the fair value of the award on the date of grant is calculated in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the pro rata compensation expense is adjusted accordingly until such time the nonemployee award is fully vested, at which time the total compensation recognized to date equals the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

Earnings Per Share

In accordance with ASC 260, “Computation of Earnings Per Share” and EITF No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF No. 03-6”), basic earnings per share is computed by dividing net income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the year. The Company’s Series A redeemable convertible preferred shares are participating securities. Diluted earnings per share is calculated by dividing net income attributable to ordinary shareholders as adjusted for the effect of dilutive ordinary equivalent shares, if any, by the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the year. Ordinary equivalent shares consist of the ordinary shares issuable upon the conversion of the convertible preferred shares (using the if-converted method) and ordinary shares issuable upon the exercise of outstanding share options (using the treasury stock method).

Recent Accounting Pronouncements

In April 2014, the FASB issued amendments to ASC Topic 205 “Presentation of Financial Statements” and ASC Topic 360 “Property, Plant and Equipment”. The amendments change the current requirements for reporting discontinued operations in Subtopic 205-20. It requires an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability section, respectively, of the statement of financial position. This topic is effective for public entities for reporting periods beginning after December 15, 2014. An entity should not apply the amendments to a component classified as held for sale before the effective date even if the component of an entity is disposed of after the effective date. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. The Company does not believe the adoption of the amendments to ASC 205 and ASC 360 will have a material effect on its consolidated financial statements.

There are no other new accounting pronouncements adopted or enacted during the year ended June 30, 2014 that had, or are expected to have, a material impact on the Company’s financial statements.

Note 3 – Inventory

Inventory at June 30, 2014 and 2013 consists of the following:

	June 30, 2014	June 30, 2013

Raw materials	$690,355	$748,296
Packaging supplies	387,599	369,143
Work in process	1,088,880	1,871,093
Finished goods	1,674,878	3,047,482
Total	$3,841,712	$6,036,014

Note 4 – Property and Equipment

Property and equipment at June 30, 2014 and 2013 consists of the following:

	June 30, 2014	June 30, 2013

Buildings	$15,188,962	$15,151,551
Machinery and equipment	14,588,168	14,552,237
Office equipment and furniture	102,236	101,984
Vehicles	69,508	69,337
Subtotal	29,948,874	29,875,109
Less: Accumulated depreciation	7,127,561	5,350,377
	22,821,313	24,524,732
Add: Construction in progress	22,557,043	16,078,500

Total	$45,378,356	$40,603,232

Depreciation expense for the fiscal years ended June 30, 2014 and 2013 was $1,767,232 and $1,631,191, respectively.

Note 5 – Intangible Assets

Intangible assets at June 30, 2014 and 2013 consist of the following:

	June 30, 2014	June 30, 2013
Rights to use land	$14,770,400	$7,790,720
Approved drugs	17,060,652	17,018,631
Intangible assets	31,831,052	24,809,351
Less: accumulated amortization	4,131,319	3,304,339
Total	$27,699,733	$21,505,012

Amortization expense for the fiscal years ended June 30, 2014 and 2013 was $820,333 and $803,947, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Note 6 – Goodwill

On November 30, 2012, Chengdu Tianyin completed its acquisition of 100% equity interest in Sichuan Hengshuo for RMB 1.3 million, equivalent to $210,600. Goodwill, which is equal to the excess of cost over the fair value of assets acquired, has been recorded in conjunction with the acquisition. Goodwill is accounted for in accordance with ASC 350. The purchase price of $210,600 was assigned to goodwill as the net assets and operations of HSP were minimum at the date of acquisition.

Note 7 – LOAN RECEIVABLE

Loan receivable consists of following:

Loan to an individual and guaranteed by a third party, collateralized by third party's machinery and equipment, bear interest at 50% above the bank standard rate and due on September 16, 2014. The loan was fully collected in September 19, 2014	$812,000
Loan to an unrelated company, bear interest at 50% above the bank standard rate and due on September 8, 2014. The loan was collateralized by the machinery and equipment of the company. The loan was fully collected in September 15, 2014.	1,169,280
Total	$1,981,280

Note 8 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2014	June 30, 2013
Accounts payable	$1,476,830	$1,206,760
Accrued expenses	115,629	145,800
Total	$1,592,459	$1,352,560

Note 9 – Accounts Payable – Construction Related

Accounts payable – construction related consist of the following:

	June 30, 2014	June 30, 2013
Construction in progress payable	$2,238,927	$1,822,500
Land use rights payable	-	900,790
Total	$2,238,927	$2,723,790

Note 10 – Short-Term Bank Loans

Short-term bank loans consist of the following:

	June 30,	June 30,
	2014	2013
On September 19, 2012, the Company obtained a loan from China Huaxia Bank, the principal balance was paid in full on September 27, 2013. The interest is calculated using an annual fixed interest rate of 7.257% and paid monthly. The loan was guaranteed by a third party and the Company’s CEO, Dr. Jiang.	-	$1,620,000

On June 21, 2013, the Company obtained a loan from China CITIC Bank, which matures on December 21, 2013. The interest is calculated using an annual fixed interest rate of 6.44% and paid monthly. The loan was secured by the Company’s certificates of deposit, which included in the restricted cash on the Company’s balance sheet. The loan was paid in full in December 2013.	-	$4,309,200

On October 30, 2013, the Company obtained a loan from China CITIC Bank, which matures on October 30, 2014. The interest is calculated using an annual fixed interest rate of 7.20% and paid monthly. The loan was guaranteed by the Company’s CEO, Dr. Jiang.	$4,547,200	-

Total short-term bank loans	$4,547,200	$5,929,200

Note 11 – Income Taxes

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

In July 2006, the FASB issued ASC 740 that clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company did not recognize any benefits in the financial statements for the fiscal year ended June 30, 2014 and 2013.

The comparison of income tax expense at the U.S. statutory rate of 35% in 2014 and 2013, to the Company’s effective tax is as follows:

	Fiscal Years ended June 30,
	2014	2013

U.S. Statutory rate of 35%	$(214,460)	$3,163,678
Tax rate difference between China and U.S.	76,080	(903,778)
Change in valuation allowance	333,705	164,007
Effective tax	$195,325	$2,423,907

The provisions for income taxes are summarized as follows:

	Fiscal Years ended June 30,
	2014	2013

Current	$1,375,835	$2,423,907
Deferred	(1,678,222)	(164,007)
Valuation allowance	497,712	164,007
Total	$195,325	$2,423,907

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset as of June 30, 2014 and 2013 are as follows:

	June 30, 2014	June 30, 2013

Net operating loss carryforward	$1,607,835	$164,007
Inventory markdown	19,937	-
Accrued expenses	31,420	-
Others	19,030	-
	1,678,222	164,007
Less valuation allowance	(497,712)	(164,007)
Deferred tax assets	1,180,510	-

Note 12 – Stockholders’ Equity

The Company issued 50,000 shares of common stock incentive to the Company’s Chief Financial Officer each year during the year ended June 30, 2014 and 2013, respectively. These shares were valued at $55,000 and $30,000 for the shares issued during the year ended June 30, 2014 and 2013, respectively, and recorded in the statement of operations as compensation expense.

Note 13 – Statuary Reserve

In accordance with the Companies Law of PRC, the Company is required to transfer 10% of its profit after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve. The statutory surplus reserve is non-distributable. The Company transferred $129,097 and $727,172 to statutory reserve during the year ended June 30, 2014 and 2013.

Note 14 – Employee Welfare Plan

The Company has established an employee welfare plan in accordance with Chinese laws and regulations. Full-time employees of the Group in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. PRC labor regulations require the Group to accrue for these benefits based on a certain percentage of the employees’ salaries. The total contribution for such employee benefits was $942,452 and $867,175 for the fiscal years ended June 30, 2014 and 2013, respectively.

Note 15 – Risk Factors

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

Note 16 – Risk of Concentrations and Credit Risk

Concentrations

For the years ended June 30, 2014 and 2013, no single customer accounted for more than 10% of the Company’s sales. In terms of individual product sales, our major product Gingko Mihuan Oral Liquid (GMOL) contributes 47% or $22 million of total annual sales of fiscal year 2014 compared with GMOL’s contribution of 39% of total annual sales or $26.1 million from fiscal year 2013. No other products achieve more than 10% contribution for both fiscal years.

For the fiscal years ended June 30, 2014, two major vendors accounted for approximately 25% or $3.9 million and 13% or $2.0 million, respectively, of the Company’s total inventory purchases. For the fiscal years ended June 30, 2013, three major vendors accounted for approximately 18% or $4.0 million, 14% or $3.2 million and 14% or $3.1 million, respectively, of the Company’s total inventory purchases.

Credit Risk

Financial instruments, which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

Note 17 – Other Expenses

Other expenses represented penalty fees charged by CFDA resulting from their inspection in 2014.

Note 18 - SUBSEQUENT EVENT

On September 30, 2014, the Company’s subsidiary, Chengdu Tianyin, acquired the remaining 13% of the JCM for RMB 15 million (approximately $2.4 million). Total payment of RMB 15 million was made on October 8, 2014.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

As of October 8, 2013, our Audit Committee and the Board of Directors both unanimously approved the termination of the Company’s independent auditor, Patrizio and Zhao LLC (“P&Z”), due to the fact that P&Z agreed to a cease-and-desist order and prohibition from practicing before the SEC on September 30, 2013, with the right to apply for reinstatement after three years.

From January 25, 2008 when P&Z was engaged, through the termination of the engagement with P&Z on October 8, 2013, there were no: (1) disagreements with P&Z on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreements, or (2) reportable events.

The audit reports of P&Z on the consolidated financial statements of the Company as of and for the two most recent fiscal years ended June 30, 2013 and 2012 and in the subsequent interim periods did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

On November 4, 2013, we engaged Paritz & Company, P.A. (“Paritz”) as the independent accountants to audit the Company’s financial statements for the years ended June 30, 2014 and 2013, effective immediately. Our Audit Committee and the Board of Directors have both unanimously approved the engagement of Paritz.

During the Company’s two most recent fiscal year and through any subsequent interim periods preceding the engagement of Paritz, the Company (a) has not engaged Paritz as either the principal accountant to audit the Company’s financial statements, or as an independent accountant to audit a significant subsidiary of the Company and on whom the principal accountant is expected to express reliance in its report; and (b) has not consulted with Paritz regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company by Paritz concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event, as that term is described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Controller, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our management have concluded as of June 30, 2014 that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and are effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

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

During our fiscal year ended June 30, 2012, in order to address the above-mentioned material weaknesses identified in the prior year, the Company formulated and was implementing the following remediation plan, which includes:

●

Setting up an Internal Control Committee that consists of Dr. Jiang, Guoqing (CEO), Mr. Tao Yang (COO), Dr. James J. Tong (CFO), Ms. Liying Wang (Financial Controller) and Ms. Ying Zhang (HR Director) to monitor the internal controls process and oversee the completion of the remediation process;

●	Developing training and educational content for select members of the Company’s operational and financial staff that addresses the issue of insufficient knowledge regarding U.S GAAP reporting by the current accounting staff. The Company has arranged regular training and education programs for its staff to improve their knowledge of U.S. GAAP. In addition, financial consultants and U.S GAAP experts were sought after and engaged to facilitate the process. The training and education programs consist of lectures, consultation sessions, as well as brochures and articles;

●	Recruiting experienced professionals with knowledge of US GAAP to augment the Company’s financial staff and to assist the staff in improving the Company’s controls and procedures with regard to financial reporting. This measure will help address the issue of insufficient accounting staff until such time as full time employees with knowledge of US GAAP can be recruited and/or our current staff can receive sufficient training in US GAAP. From 2012 till 2013, the Company retained Mr. Jim McCubbin as an outside consultant to assist the Company with various compliance and regulatory matters, particularly with the preparation of financial statements. Mr. McCubbin was the Company’s former Independent Director and Chairman of the Company’s Audit, Compensation and Nominating Committees, and was deemed to be our Audit Committee Financial Expert, as that term is defined in Item 407 of Regulation S-K. In addition, from 2011 till early 2014, Mr. Hongcai Li, the Company’s former financial controller of the operating subsidiary, was retained by the Company as an accounting consultant for the quarterly and annual financial reporting of the Company.

●	Reviewing, editing and updating the Company’s financial policies and procedures to address the issue of insufficient documentation. Since 2009, the Company has adopted a “Checklist of Internal Controls and Procedures,” suggested by our independent auditor. The checklist lays out various aspects of internal controls and procedures that the Company needs to consider when assessing the effectiveness of its current internal controls and procedures. Additionally, in March 2009, the Company’s former financial consultant, Kvalue Financial Services Co., Ltd gave presentations and presented a report to management and employees regarding Section 404 of Sarbanes-Oxley Act. The materials were prepared in Chinese in order to assist the Chinese staff to better comprehend the topic. During these trainings on internal controls and procedures for the Company’s management and employees, especially since June 30, 2011, we reviewed the existing materials with the staff;

●	The Company’s Board approved the amendment of an Insider Trading Policy to include policies regarding related party transactions on September 14, 2012;

●	Due to the nature of our business as a pharmaceutical company, we are also required to comply with the Good Supply Practice Standards (“GSP Standards”) promulgated by the China Food and Drug Administration (“CFDA”), which require pharmaceutical distributors to implement controls on the distribution of medicine, including standards regarding staff qualifications, distribution premises, warehouses, inspection equipment and facilities, management and quality control;

●	As part of the Company’s internal controls and procedures, we apply strict scrutiny when reviewing and approving contracts and agreements. Normally, the Company requires verification and approval from different levels of management before executing an agreement; and

●	Adopting an extensive policy of internal controls and procedures, and set up of a general framework as a guideline.

During our past few fiscal years, the Company continued to improve its internal controls and procedures by further implementing the remediation plan set up in the fiscal year of 2012 by taking the following steps:

●	Internal Control Committee frequently discusses and provides periodic updates on the progress of internal control improvement with our board of directors, auditors and our legal counsels;

●	The effectiveness of our internal control has been tested and verified by the regulatory bodies of the government in China. Based on the pharmaceutical manufacturing business nature of the Company, we are periodically being examined by the government in China for the compliance of procedures for manufacturing, quality assurance and control, and internal control effectiveness. As an update, the Company’s GMP certification at both of our pre-extraction plant and formulation plant was renewed in August 2013 according to the latest standards for the next three years until the end of 2015. The new GMP standards, issued in 2011 (Guidelines in English: http://eng.sfda.gov.cn/WS03/CL0768/65113.html), which provide the specification for pharmaceutical manufacturing facility in the criteria such as quality assurance, quality control and quality risk management, organization and personnel regulations, premises and facilities guidelines, equipment, materials and production criteria, qualification and validation procedure, documentation management, contract manufacture and analysis, product distribution and recalls, self inspections, along with general and supplementary provisions. After the inspection by the CFDA officials, the Company was awarded GMP renewal status;

●	Following the receipt of the new GMP certification, the Company has been continuously revising the training program for the Company’s operational, financial staff and new employees to improve their knowledge regarding U.S GAAP reporting. In addition, financial consultants and U.S GAAP experts were also sought after and engaged to facilitate the process. These training programs consist of lectures, consultation sessions, as well as brochures and articles. The management concludes that the existing operational and accounting staff have gained efficient knowledge of GAAP and basic English communication skills to further improve their knowledge with continuous training, while new employees will still need further training and education for the following fiscal year;

●	We have been in the process of recruiting experienced professionals with knowledge of US GAAP to augment the Company’s financial staff and to assist the staff in improving the Company’s controls and procedures with regard to financial reporting. Due to the uneven economic growth in different parts of China, it has not been an easy task to recruit capable bilingual individuals with adequate experience and have them relocate to inland areas such as Sichuan Province from the coastal areas. But we believe that with the steady growth of economy in China, we will be able to move along with this recruitment process more successfully in the future. Until such time as full time employees with knowledge of US GAAP can be recruited, the Company will continue to consult with advisors to improve its internal control system;

●	Through 2012 and 2013, we further updated the Checklist of Internal Controls and Procedures adopted in 2009. The management has also done periodic review of the Checklist to further improve the internal control procedure. We also review the existing materials of internal controls and procedures in Chinese with our Chinese staff from time to time to help them remain familiar with the materials; and

●	We are in the process of adopting an extensive policy of internal controls and procedures tailored to our individual departments, and set up of a general framework as a guideline based on guidelines that were already in place at difference departments of the Company such as Sales, Manufacturing, Finance, Marketing, Investor Relations, Business and Development.

We have implemented and maintained the above-mentioned remediation plan through fiscal year 2013 and 2014. We conclude that the internal control of the Company has improved from the initiation of the plan in 2012. We believe that the remediation process requires continuous education and progress. As of June 30, 2014, our management determined that our internal control over financial reporting was not yet effective; however, our reassessment shows that we have corrected and improved most of the above-mentioned material weaknesses and we expect to complete the remediation by the end of fiscal year 2015.

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

EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES

The following table and text set forth the names and ages of all directors and executive officers as of June 30, 2014. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among our directors and executive officers. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

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

Name	Age	Position
Guoqing Jiang	47	Chairman of the Board, Chief Executive Officer and President
James J. Tong M.D. Ph.D.	41	Director, Chief Financial Officer and Chief B&D Officer
Tao Yang	46	Chief Operating Officer
Professor Zunjian Zhang, Ph.D.	54	Director
Professor Jianping Hou, Ph.D.	53	Director
Bo Tan	41	Director

Guoqing Jiang, Chairman of the Board, Chief Executive Officer Dr. Jiang has led the current management to acquire Tianyin Pharmaceutical Co., Ltd. in 2003 and successfully transformed the Company from a regional player into one of the leading TCM manufacturers in China.  Prior to TPI, Dr. Jiang served as CEO at Kelun Pharmaceutical Group and has been involved in building Kelun to become the world’s leading producer of intravenous solution products. Dr. Jiang is an industry veteran with over 20 years of extensive experience in the pharmaceutical industry. Dr. Jiang once served as a lecturer and resident physician for over 5 years after graduating as a Medical Doctor from Jiangsu University Medical School.

James J. Tong, M.D. Ph.D. Director, Chief Financial Officer, Chief Business & Development Officer Dr. Tong joined TPI as our CFO, CBDO and Director since April 2010. Dr. Tong was the former Head of China Healthcare Investment Banking at ROTH Capital Partners, Newport Beach, CA. He initially joined ROTH as an equity research analyst, covering a series of U.S.-listed Chinese pharmaceutical, biotech, medical devices and drug retail businesses. Prior to that, Dr. Tong was a biotechnology analyst at Rodman & Renshaw, New York, covering biotech entities focusing on molecular diagnostics and cures for Alzheimer's disease, multiple sclerosis and cancer. Before his Wall Street career, Dr. Tong was Principal Investigator at Marine Biological Laboratory (MBL) sponsored by Grass Foundation at Woods Hole, MA and a Senior Research Fellow at University of California, Irvine (UCI). Dr. Tong was awarded Ph.D. in Neurobiology and Behavior from Cold Spring Harbor Laboratory / Stony Brook University Neuroscience program. He published three first-authored Nature articles and currently holds two patents. Dr. Tong received his medical degree from Peking University Health Science Center.

Tao Yang, Chief Operating Officer Dr. Yang has been a well-known certified pharmaceutical sale training specialist with more than 20 years of experience in sales and marketing. He was a former sales training specialist and marketing manager for Astra Zeneca and Bayer. He has been managing the training services of many well-known domestic and international pharmaceuticals during the past ten years, including Grünenthal- San Huan Pharmaceutical (China) Co., Ltd., Beaufour Ipsen Pharmaceutical Co., Ltd., and Yangtze River Pharmacy Group, etc. Dr. Yang has served as BPIP implementation consultant of CPDF launched by World Bank since 2001, and the executive advisor of the policy system program in 2007, which is a training system formed by the Chinese and British government to support the domestic small to medium size businesses.

Professor Zunjian Zhang, Ph.D., Director Professor Zhang is Executive Director at the Center for Instrument Analysis and the Deputy Director of the School of Pharmacy at China Pharmaceutical University. He is a member of the Chinese Pharmacopoeia Commission, a price evaluation expert of the State Commission of Development and Reform and a CFDA expert review committee member for new drugs and health food products. He also serves as an editor for Journal of China Pharmaceutical University and Journal of Chinese Traditional and Herbal Drugs etc. Professor Zhang is mainly engaged in the in vitro and in vivo quality evaluation of pharmaceuticals, specializing on the efficacy of in vivo pharmaceuticals and the chromatography / spectrometry / mass spectrometry analysis of the TCM active ingredients. Professor Zhang has published more than 150 peer-reviewed research papers in well recognized journals worldwide. Dr. Zhang provides scientific, drug development and healthcare policy expertise to the board of TPI.

Professor Jianping Hou, Ph.D., Director Professor Hou is currently a graduate school faculty advisor at Shaanxi University of Traditional Chinese Medicine. Professor Hou is a CFDA expert review committee member for new drugs and health food products. Professor Hou is Executive Director at Shaanxi Pharmacological Society and the Clinical Pharmacology Committee of Shaanxi Pharmaceutical Association.  He has also held various senior management positions at Sizhuang Research Institute of Nutraceutics, Xikang Pharmaceutical Co., Ltd. and Sizhuang Pharmaceutical Co., Ltd. Dr. Hou provides both scientific and drug development expertise to the board of TPI. He earned his Ph.D. degree in Pharmacology of Traditional Chinese Medicine from Beijing University, where he also completed an EMBA training program for top pharmaceutical executives at Beijing University.

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

Significant Employees

The following are employees who are not executive officers, but who are expected to make significant contributions to our business:

Mr. Xintao You, Vice President of Operations. As one of the original founders of Chengdu Tianyin, Mr. You has over 20 years of industry experience.  Prior to Tianyin, Mr. You was a Research Scientist at Sichuan Industrial Institute of Antibiotics, Faculty Member at West China School of Pharmacy Sichuan University, Visiting Scholar at Osaka University and Director of quality system at the Sichuan Qili Pharmaceutical Co. Mr. You received his Bachelors degree and Masters degree in pharmacy, respectively from China Pharmaceutical University and Sichuan University-affiliated West China Center of Medical Sciences.

Daqiao Zhang, Vice President of Marketing and Sales. Dr. Zhang is an innovative pharmaceutical and TCM industry as an innovative marketing and sales expert with over 15 years of experience. Dr. Zhang served in various senior marketing and sales positions at Simcere Pharmaceutical Group and Nanjing Medical Company (SHSE: 600713). Dr. Zhang graduated from Jiangsu University Medical School and he also received an MBA degree from Macau University of Sciences and Technology.

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

Board Leadership Structure and the Board’s Role in Risk Oversight.

Our Board of Directors utilizes a leadership structure that has the Chief Executive Officer (who is the Company’s principal executive officer, principle accounting officer and a director) who also acts in the capacity as Chairman of the Board of Directors. This structure creates efficiency in the preparation of the meeting agenda and related Board material as the Company’s Chief Executive Officer is more connected to the overall daily operations of the Company. Agenda are also prepared with the permitted input of the full Board of Directors allowing for any concerns or risks of any individual director to be discussed as deemed appropriate. The Company also believes that this structure is appropriate and allows for efficient and effective oversight, given the Company’s relatively small size (both in terms of number of employees and in scope of operational activities directly conducted by the Company), its corporate strategy and its focus on research and development. The Board does not currently have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board. The Board views that at the current period of the Company’s development stage, there is no one best leadership structure model that is most effective in all circumstances and retains the authority to separate the position of Chairman and Chief Executive Officer in the future if such change is determined to be in our best interests and the best interests of our shareholders.

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

Based on our review of copies of such reports, we believe that there was compliance with all filing requirements of Section 16(a) applicable to our officers, directors and 10% stockholders during fiscal year 2014.

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

Our codes of ethics are designed to deter wrongdoing and promote honest and ethical conduct and compliance with applicable laws and regulations.  These codes also incorporate our expectations of our executives that enable us to provide accurate and timely disclosure in our filings with the Securities and Exchange Commission and other public communications.  Our codes of ethics were filed as Exhibits 14.1, 14.2 and 14.3 to the Current Report on Form 8-K that we filed with the SEC on March 4, 2008 and are available on our website, http://www.tianyinpharma.com/company_governance.html. Any future changes or amendments to our code of ethics, and any waiver of our codes of ethics will also be posted on our website when applicable.

Board Independence and Committees

Presently, we are required to comply with the director independence requirements of the NYSE MKT. We make determination of whether our directors are independent pursuant to rules of the NYSE MKT.  The board of directors will also consult with counsel to ensure that the boards of director’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors, including those adopted under the Sarbanes-Oxley Act of 2002 with respect to the independence of audit committee members.  The NYSE Mkt listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment. Professor Zhang, Professor Hou and Mr. Tan are “independent” as that term is defined by Section 803A of the NYSE MKT Listing Standards; accordingly, we satisfy the “independent director” requirements of the NYSE MKT, which requires that a majority of a company’s directors be independent.

●	Audit Committee, comprised of Mr. Tan (Chair), Professor Hou and Professor Zhang. The Board has determined that all of these members are independent, as that term is defined in Section 803A of the NYSE Mkt Listing Standards.

●	Compensation Committee, comprised of Mr. Tan (Chair), Professor Hou and Professor Zhang. The Board has determined that all of these members are independent, as that term is defined in Section 803A of the NYSE Mkt Listing Standards.

●	Nominating Committee, comprised of Mr. Tan (Chair), Professor Hou and Professor Zhang. The Board has determined that all of these members are independent, as that term is defined in Section 803A of the NYSE Mkt Listing Standards.

Audit Committee and Financial Expert

Our Audit Committee focuses its efforts on assisting our Board of Directors to fulfill its oversight responsibilities with respect to our:

●	Quarterly and annual consolidated financial statements and financial information filed with the Securities and Exchange Commission;

●	System of internal controls;

●	Financial accounting principles and policies;

●	Internal and external audit processes; and

●	Regulatory compliance programs.

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

Mr. Bo Tan is our Audit Committee Financial Expert, as that term is defined in Item 407 of Regulation S-K and the Board has determined that Mr. Tan is independent, as that term is defined in Section 803A of the NYSE Mkt Listing Standards and Section 10A(m)(3) of the Securities Exchange Act of 1934.  Mr. Tan’s qualifications as an audit committee financial expert are described in his biography above.

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

Dr. Jiang, our Chief Executive Officer, participates in determinations of the compensation and design of our benefit programs for all employees, including our other executive officers.

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

Executive Compensation

Prior to the Share Exchange, we had not paid any compensation to our chief executive officer or any other executive officer during the fiscal year ended December 31, 2006, 2005 or 2004, nor did we issue any options or equity awards to our executive officers. Additionally, prior to the Share Exchange, our directors did not receive any compensation for acting as such, but were reimbursed for out-of-pocket expenses incurred while attending board meetings.

The following table sets forth the compensation paid by Raygere, through Chengdu Tianyin to our chief executive officer and to all other executive officers for services rendered during the preceding two fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation Earnings ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guoqing Jiang, CEO	2014	100,000							100,000
Guoqing Jiang, CEO	2013	100,000							100,000
James J. Tong, CFO	2014	100,000		35,000					135,000
James J. Tong, CFO	2013	100,000		30,000					130,000
Xintao You, V.P of Operations	2014	80,000							80,000
Xintao You, V.P. of Operations	2013	80,000							80,000
Daqiao Zhang, V.P. of Marketing and Sales	2014	80,000							80,000
Daqiao Zhang, V.P. of Marketing and Sales	2013	80,000							80,000
Tao Yang, Chief Operating Officer	2014	80,000							80,000
Tao Yang, Chief Operating Officer	2013	80,000							80,000

Grants of Plan-Based Award, Outstanding Equity Awards at Fiscal Year-End and Option Exercises

In April 2014, fifty thousand shares of restricted common stock were granted to Dr. James J. Tong as a part of the annual compensation for Dr. Tong’s service as the CFO in 2013 calendar year.

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

The following table contains information regarding the compensation of our directors for the fiscal year ended June 30, 2014:

Name	Fees Earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Change in Pension Value and Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
JianpingHou	12,000	0	0	0	0		12,000
Zunjian Zhang	12,000	0	0	0	0		12,000
Bo Tan	24,000	0	0	0	0		24,000
James J. Tong	0	0	0	0	0		0
Guoqing Jiang	0	0	0	0	0		0

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of December 9, 2014, we had a total of 29,432,791 shares of Common Stock outstanding.

The following table sets forth, as of October 14, 2014: (a) the names and addresses of each beneficial owner of more than five percent (5%) of our Common Stock known to us, the number of shares of Common Stock beneficially owned by each such person, and the percent of our Common Stock so owned before and after the Share Exchange; and (b) the names and addresses of each director, executive officer and significant employee before and after the Share Exchange, the number of shares our Common Stock beneficially owned, and the percentage of our Common Stock so owned, by each such person, and by all of our directors and executive officers as a group before and after the Share Exchange. Each person has sole voting and investment power with respect to the shares of our Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated. Individual beneficial ownership also includes shares of Common Stock that a person has the right to acquire within 60 days from December 9, 2014.

Name	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares
Time Poly Management Ltd.	7,087,604	(1)	24.08%
Guoqing Jiang, CEO, President and Director	7,456,509	(1)(2)	25.33%
Xintao You	742,432	(3)	2.52%
Tao Yang	81,910	(4)	*
Zunjian Zhang, Director	0		*
Jianping Hou, Director	0		*
James J. Tong, CFO and Director	348,206	(5)	1.18%
Bo Tan, Director	0		*
All Directors and Executive Officers, As a Group	7,886,625		26.80%

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

(2)   Per Note (1) above, through his ownership of Time Poly, Dr. Jiang indirectly owns 7,087,604 shares of our Common Stock. In addition, on July 15, 2010, 228,180 shares of common stock of the Company were issued to Dr. Jiang pursuant to certain incentive compensation schedule approved by the Board of Directors.  Dr. Jiang also purchased the following shares of Common Stock on the open market on the following dates: 15,000 shares on 11/22/2011, 2,400 shares on 11/30/2011, 20,400 shares on 12/1/2011, 10,000 shares on 3/8/2012, 10,000 shares on 3/13/2012, 35,000 shares on 5/18/2012, 5,000 shares on 5/21/2012, 19,200 shares on 5/22/2012 and 23,725 shares on 6/3/2014. Therefore, as of the date of this filing, Dr. Jiang owns 7,456,509 shares of our Common Stock.

(3)   On July 15, 2010, the Company issued 46,810 shares of common stock to Mr. Xintao You as incentive compensation.  On August 3, 2011 and January 11, 2012, Time Poly Management, Ltd. transferred 200,000 shares and 565,622 shares of our common stock, respectively, to Mr. You as an in kind distribution of a portion of TPI shares that Mr. You indirectly owned. Mr. You transferred 70,000 shares to Dr. Tong in December 2013. See “Certain Relationships and Related Transactions” below.

(4)   Mr. Tao Yang was granted 81,910 shares of our restricted common stock on July 15, 2010 as incentive compensation for his service as the Chief Operating Officer.

(5)   The Company issued 50,000 shares of restricted common stock to Dr. Tong as incentive compensation each year in 2011, 2012, 2013 and 2014 for his service as our CFO in the prior calendar year. In December 2013, Mr. Xintao You transferred 70,000 shares of common stock to Dr. Tong. Dr. Tong also purchased the following shares of our Common Stock on the open market on the following dates: 1,000 shares on 11/23/2010, 1,000 shares on 5/20/2011, 2,000 shares on 10/3/2011, 2,000 shares on 10/12/2011, 4,000 shares on 11/18/2011, 6,566 shares on 11/25/2011, 5,000 shares on 3/14/2012, 5,000 shares on 5/22/2012, and 1,900 shares on 6/15/2012, 5,560 shares during 11/2012 to 12/2012, 6,500 shares in 3/2013, 8,600 shares in 6/2013, 7,020 shares in 1/2014, 17,060 shares in 3/2014 and 5,000 shares in 5/2014. As of the date of this filing, Dr. Tong owns a total of 348,206 shares of our common stock.

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

Review, Approval and Ratification of Related Party Transactions

Our Board of Directors adopted formal policies and procedures for the review, approval or ratification of related party transactions. We require all related party transactions to be reported to and seek approval from the Audit Committee (the "Approving Body"). The Company shall fill in a transaction tracking form whenever it enters into a transaction with a potential related party and submit the form to the Approving Body on monthly basis. In the case of urgent transactions, the Company has the authority to proceed with the transactions without the Approving Body’s pre-approval and shall report to the Approving Body timely afterwards to obtain ratification. Once a related party transaction has happened, the Company would immediately inform its legal counsel and outside independent auditors in order to prepare accurate disclosure in relevant SEC filings.

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

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Paritz & Company, P.A for the audit of our annual financial statements for the year ended June 30, 2014 and 2013 and review of financial statements included in our Form 10-Q in the fiscal year ended June 30, 2014 were $195,000 in total.

The aggregate fees billed for professional services rendered by Patrizio & Zhao for the audit of our annual financial statements and review of financial statements included in our Form 10-K for fiscal year ended June 30, 2013 were $150,000.

(2) AUDIT-RELATED FEES

NONE

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

The policy of our Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by the Company’s independent auditors during the fiscal year.

No services related to Audit-Related Fees, Tax Fees or All Other Fees described above, were approved by the Audit Committee.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

(1) AND (2) Financial Statements and Financial Statement Schedules See “Index to Consolidated Financial Statements” on page F-1

(3)  EXHIBITS

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed on September 29, 2008)

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed on September 29, 2008)

31.1	Certifications of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certifications of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	Interactive Data Files (Filed herewith.)

101.SCH	Extension Schema Document (Filed herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Filed herewith.)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (Filed herewith.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Filed herewith.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (Filed herewith.)

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

Date: December 9, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 9, 2014	By:	/s/ Guoqing Jiang
Guoqing Jiang PRESIDENT, CHIEF EXECUTIVE OFFICER, CHIEF ACCOUNTING OFFICER, DIRECTOR

Date:	December 9, 2014	By:	/s/ Zunjian Zhang
Zunjian Zhang DIRECTOR

Date:	December 9, 2014	By:	/s/ Jianping Hou
Jianping Hou DIRECTOR

Date:	December 9, 2014	By:	/s/ Bo Tan
Bo Tan DIRECTOR

Date:	December 9, 2014	By:	/s/ James Jiayuan Tong
James Jiayuan Tong CHIEF FINANCIAL OFFICER, DIRECTOR

