Form 10-Q
period 2014-12-31
TIANYIN PHARMACEUTICAL CO., INC.
filed 2015-03-13
CIK 1362718

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of March 13, 2015, we are authorized to issue up to 50,000,000 shares of Common Stock, par value US$.001 per share of which 29,546,276 shares issued and 29,432,791 shares outstanding; and authorized to issue up to 10,000,000 shares of Series A Preferred Stock, of which -0- shares are currently issued and outstanding.

Tianyin Pharmaceutical Co., Inc.
Consolidated Balance Sheets
(Unaudited)
	December 31,	June 30,
	2014	2014

Assets
Current assets:
Cash and cash equivalents	$11,619,292	$16,120,041
Restricted cash	419,139	994,017
Accounts receivable, net of allowance for doubtful accounts of $102,590 and $102,401 at December 31, 2014 and June 30, 2014, respectively	2,273,805	9,074,576
Inventory	6,266,299	3,841,712
Loan receivable	-	1,981,280.00
Deferred tax assets	994,918	1,180,510
Prepaid research and development expenses - current portion	3,525,167	-
Other current assets	885,284	587,384
Total current assets	25,983,904	33,779,520

Property and equipment, net	46,490,692	45,378,356

Intangibles, net	27,340,736	27,699,733

Prepaid research and development expenses	1,057,550	-

Goodwill	211,510	211,120

Total assets	$101,084,392	$107,068,729

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$298,349	$1,592,459
Accounts payable – construction related	821,377	2,238,927
Short-term bank loans	2,928,600	4,547,200
Income tax payable	-	35,832
Other taxes payable	61,792	390,490
Other current liabilities	391,104	522,995
Total current liabilities	4,501,222	9,327,903

Total liabilities	4,501,222	9,327,903

Equity
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding at December 31, 2014 and June 30, 2014	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 29,546,276 shares issued, 29,432,791 shares outstanding at December 31, 2014 and June 30, 2014	29,546	29,546
Additional paid-in capital	27,809,515	30,189,802
Treasury stock, 113,485 shares at cost	(135,925)	(135,925)
Statutory reserve	7,148,893	6,976,412
Retained earnings	51,132,786	50,193,258
Accumulated other comprehensive income	10,598,355	10,423,712
Total stockholders’ equity	96,583,170	97,676,805

Noncontrolling interest	-	64,021

Total equity	96,583,170	97,740,826

Total liabilities and equity	$101,084,392	$107,068,729

The accompanying notes are an integral part of these unaudited consolidated financial statements

Tianyin Pharmaceutical Co., Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2014	2013	2014	2013

Sales	$6,691,740	$13,923,166	$16,425,121	$28,671,714

Cost of sales	3,041,483	7,705,869	7,696,946	16,460,902

Gross profit	3,650,257	6,217,297	8,728,175	12,210,812

Operating expenses
Selling expenses	1,216,952	2,428,675	2,845,800	4,967,919
General and administrative expenses	1,253,361	1,082,395	2,189,417	2,111,161
Research and development	914,607	252,014	2,007,250	503,328
Total operating expenses	3,384,920	3,763,084	7,042,467	7,582,408

Income from operations	265,337	2,454,213	1,685,708	4,628,404

Other income (expenses):
Interest income	13,002	86,424	13,819	108,734
Interest expense	(69,819)	(119,821)	(158,657)	(222,722)
Total other income (expenses)	(56,817)	(33,397)	(144,838)	(113,988)

Income before provision for income taxes	208,520	2,420,816	1,540,870	4,514,416

Provision for income taxes	82,336	727,757	437,164	1,361,865

Net income	126,184	1,693,059	1,103,706	3,152,551

Less: Net income (loss) attributable to noncontrolling interest	-	(50,549)	(8,303)	(106,180)

Net income attributable to Tianyin Pharmaceutical Co., Inc.	$126,184	$1,743,608	$1,112,009	$3,258,731

Basic and diluted earnings per share	$0.00	$0.06	$0.04	$0.11

Weighted average number of common shares outstanding:
Basic and diluted	29,432,791	29,382,791	29,432,791	29,382,791

The accompanying notes are an integral part of these unaudited consolidated financial statements

Tianyin Pharmaceutical Co., Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2014	2013	2014	2013

Net income	$126,184	$1,693,059	$1,103,706	$3,152,551

Other comprehensive income
Foreign currency translation adjustment	173,910	435,429	174,638	1,048,091

Total other comprehensive income	173,910	435,429	174,638	1,048,091

Total Comprehensive income	300,094	2,128,488	1,278,344	4,200,642

Less: Comprehensive income (loss) attributable to the noncontrolling interest	-	(49,912)	(8,308)	(104,386)

Comprehensive income attributable to Tianyin Pharmaceutical Co., Inc.	$300,094	$2,178,400	$1,286,652	$4,305,028

The accompanying notes are an integral part of these unaudited consolidated financial statements

Tianyin Pharmaceutical Co., Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net Income	$1,103,706	$3,152,551
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,285,722	1,297,519
Deferred tax assets	185,592	-
Changes in current assets and current liabilities:
Accounts receivable	6,813,344	(563,334)
Inventory	(2,416,004)	61,748
Prepaid research and development expenses	(4,579,900)	-
Other current assets	(296,633)	314,887
Accounts payable and accrued expenses	(1,296,255)	99,102
Accounts payable – construction related	(1,420,812)	(2,736,906)
Income tax and other taxes payable	(365,093)	(259,470)
Other current liabilities	(132,776)	18,527
Net cash provided by (used in) operating activities	(1,119,109)	1,384,624

Cash flows from investing activities:
Addition of Construction in process	(1,903,684)	(367,234)
Collection of loans receivable	1,983,720	-
Acquisition of non-controlling interests	(2,436,000)	-
Net cash used in investing activities	(2,355,964)	(367,234)

Cash flows from financing activities:
Changes in restricted cash	576,360	4,558,680
Repayment of short-term bank loans	(1,626,000)	(1,400,166)
Net cash provided by (used in) financing activities	(1,049,640)	3,158,514

Effect of foreign currency translation on cash	23,964	304,207

Net increase (decrease) in cash and cash equivalents	(4,500,749)	4,480,111

Cash and cash equivalents – beginning of period	16,120,041	26,827,008

Cash and cash equivalents – end of period	$11,619,292	$31,307,119

Supplemental disclosures of cash activities
Cash paid for interest	$150,808	$222,645
Cash paid for income taxes	$306,992	$1,340,918

The accompanying notes are an integral part of these unaudited consolidated financial statements

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

In preparing the accompanying unaudited consolidated financial statements, we evaluated the period from December 31, 2014 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

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

Certain amounts for prior periods have been reclassified to conform to the current period presentation.

NOTE 3 – ACQUISITION OF NON-CONTROLLING INTEREST

On September 30, 2014, the Company’s subsidiary, Chengdu Tianyin, acquired the remaining 13% of Sichuan Jiangchuan Pharmaceutical Co. Ltd (“JCM”) for RMB 15 million (approximately $2.4 million) from an unrelated individual. Total payment of RMB 15 million was made on October 8, 2014. JCM became a wholly owned subsidiary of Chengdu Tianyin on September 30, 2014.

NOTE 4 – INVENTORY

Inventory as of December 31, 2014 and June 30, 2014 consists of the following:

	December 31, 2014	June 30, 2014

Raw materials	$2,450,113	$690,355
Packaging supplies	1,006,334	387,599
Work in process	972,615	1,088,880
Finished goods	1,837,237	1,674,878
	$6,266,299	$3,841,712

NOTE 5 – PREPAID RESEARCH AND DEVELOPMENT EXPENSE

In July 2014, the Company’s subsidiary, Chengdu Tianyin, entered into a research and development agreement with a pharmaceutical research company, Kang Lu Biomedical Co. (KL). KL is a reputable TCM research company that specializes in the product development and CFDA application process for mTCM extracts and healthcare products. Persuant to the agreement, KL will provide research and development expanding formulation varieties from Gingko Mihuan Oral Liquid (GMOL) to Capsule formulation. The total contract price is RMB 65 million (approximately $10.5 million). The first payment of RMB 39 million (approximately $6.3 million) was paid in July 2014. The project is expected to be completed before August 2017. The total contract price will be amortized over the term of the agreement which is a period of three years on a straight line basis.

NOTE 6 – SHORT-TERM BANK LOANS

Short-term bank loans consist of the following:

	December 31,	June 30,
	2014	2014

On October 30, 2013, the Company obtained a loan from China CITIC Bank, which matures on October 30, 2014. The interest is calculated using an annual fixed interest rate of 7.20% and paid monthly. The loan was guaranteed by the Company’s CEO, Dr. Jiang and a third party. Loan principal of $1,618,600 was repaid in October 2014, and the remaining loan principal of $2,928,600 is in default and currently being discussed with the bank for loan renewal till July 2015.	$2,928,600	$4,547,200

Total short-term bank loans	$2,928,600	$4,547,200

NOTE 7 – INCOME TAXES

The Company's subsidiary, Raygere, is incorporated in the British Virgin Islands. Under the corporate tax laws of British Virgin Islands, it is not subject to tax on income or capital gain.

The operating subsidiaries in China are all subject to 25% income tax rate. The tax write- offs and loss profit credit could only be applied to the individual subsidiaries of TPI.

In July 2006, the FASB issued ASC 740 that clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company did not recognize any benefits in the financial statements for the fiscal year ended June 30, 2014 and for the six months ended December 31, 2014.

The comparison of income tax expense at the U.S. statutory rate of 35% in 2014 and 2013, to the Company’s effective tax is as follows:

	Six months ended December 31,
	2014	2013

U.S. Statutory rate	$539,305	$1,580,046
Tax rate difference between China and U.S.	(152,005)	(450,750)
Change in valuation allowance	49,864	232,569
Effective tax	$437,164	$1,361,865

The provisions for income taxes are summarized as follows:
	Six months ended December 31,
	2014	2013

Current	$251,571	$1,361,865
Deferred	135,729	-
Valuation allowance	49,864	-
Total	$437,164	$1,361,865

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

NOTE 9 – RISK OF CONCENTRATIONS AND CREDIT RISK

Concentrations

In terms of individual product sales, our major product Gingko Mihuan Oral Liquid (GMOL) represented 59% or $9.6 million of total sales for the six months ended December 31, 2014, as compared to 40% or $11.4 million of total sales for the six months ended December 31, 2013.  For the quarter ended December 31, 2014, GMOL sales represented 60% or $4.0 million as compared to 45% or $6.3 million for the quarter ended December 31, 2013.

For the six months ended December 31, 2014, one single customer accounted for 23% of the Company’s total sales compared with no customer with more than 10% of the Company’s sales for the six months ended December 31, 2013.

Purchases from one vendor accounted for 54% of the Company’s total purchases for the six months ended December 31, 2014 as compared to four vendors accounted for 18%, 14%, 12% and 11% respectively of the Company’s total purchases for the six months ended December 31, 2013.

Credit Risk

Financial instruments, which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments. Due to the state ownership of China’s majority of financial institutions, the policies that regulate the banking industry also presents a unique risk that impacts all industrial segments in China. The traditional industries such as pharmaceutical manufacturing without exception may also be affected in terms of capital expenditure for GMP certification, raw material purchases and etc.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Tianyin Pharmaceutical Co., Inc. for the three and six months ended December 31, 2014 and 2013 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K  for the year ended June 30, 2014.

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

Overview

We are engaged in the development, manufacturing, marketing and sale of patented biopharmaceutical, modernized traditional Chinese medicines (mTCM), branded generics and other pharmaceuticals in China. We currently manufacture and market a portfolio of 58 products, 24 of which are listed in the National Medical Reimbursement program including the patent protected Ginkgo Mihuan Oral Liquid (GMOL) and a series of drug candidates that target various high incidence healthcare conditions in China. Established in 1994, Chengdu Tianyin Pharmaceutical Co., Ltd (“Chengdu Tianyin”) is a pharmaceutical company that manufactures and sells mTCMs and branded generics. The current management acquired 100% of the equity interest of Chengdu Tianyin in 2003. On October 30, 2007, Grandway Groups Holdings Ltd. (“Grandway”) completed the acquisition of the 100% of the equity interest and now owns 100% of the equity interest of Chengdu Tianyin.

In June 2009, Chengdu Tianyin invested approximately $0.7 million (RMB 5 million) to establish a wholly-owned trading subsidiary, Chengdu Tianyin Medicine Trading Co., Ltd (“TMT”) for the sale and distribution of pharmaceutical products to optimize our business model through our distribution channels.

On August 21, 2009, Chengdu Tianyin, Sichuan Mingxin Pharmaceutical (“Sichuan Mingxin”) and an individual investor established Sichuan Jiangchuan Pharmaceutical Co., Ltd (“JCM”). JCM’s major business is to produce macrolide antibiotic active pharmaceutical ingredients (API). It was incorporated as a part of our strategy to establish our presence in the API industry in China. The total registered capital of JCM is approximately $3.2 million (equivalent of RMB 20 million), of which Chengdu Tianyin accounts for 87%, after increasing its stake in JCM from 77% at the inception of JCM by purchasing another 10% ownership from Sichuan Mingxin in the fiscal year 2012. On September 30, 2014, Chengdu Tianyin purchased the remaining 13% of the ownership of JCM from the individual investor for approximately $2.4 million (RMB 15 million). Consequently, JCM became a wholly owned subsidiary of Chengdu Tianyin.

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

On January 16, 2015, TPI announced that the Company plans to form a strategic alliance with Buchang Pharmaceutical Co., Ltd. (“Buchang Pharma”), one of China's most elite pharmaceutical companies, to accelerate the growth of the Company, to boost its mTCM franchise focusing on its cardiovascular revenue driver Gingko Mihuan (GMOL). The strategic alliance will be established based upon the Company’s newly completed and GMP-certified Qionglai Tianyin Facility (QLF) with expanded production capacities in mTCM pre-extraction, purification and formulation manufacturing. The total registered capital for the joint venture will be RMB 200 million (approximately $33 million), of which the Company’s wholly owned subsidiary Chengdu Tianyin Pharmaceutical Co., Ltd. owns 95% and Buchang Pharma owns 5%.

Competitive Environment

The market for pharmaceutical products is highly competitive. Our operations may be affected by technological advances by competitors, industry consolidation, patents granted to competitors, competitive combination products, new products offered by our competitors, as well as new information provided by other marketed products and/or other post-market studies.

Development and Growth Strategy

Research and Development (R&D)

We have a proven cooperative partnership model for the R&D which is cost effective, efficient, and value adding for our organic growth. We focused on innovative products as well as modifications and improvements of existing marketed products with substantial market potential. Our R&D partners include a number of most prestigious academic institutions in China such as China Pharmaceutical University, Sichuan University-affiliated West China Center of Medical Sciences, and Shaanxi University of Chinese Medicines. The partnership-based R&D strategy supports TPI to commercialize, produce, and broaden our product pipeline and to market those products through our sales and marketing infrastructure. In July 2014, a TPI’s subsidiary, Chengdu Tianyin, entered into a research and development agreement with a pharmaceutical research company to expand formulation varieties from GMOL to Capsule formulation. The project is expected to be completed by August 2017.

R&D for additional indications of flagship product Gingko Mihuan (GMOL)

Our flagship product GMOL (CFDA certification number: H20013079; patent number: 20061007800225) contributes a significant share to our total quarterly revenue. Our R&D partnership research has been recently explored for further development of capsulation and tablets formulations for GMOL. The in-house research group at TPI together with the partnership research institutes will collaborate in developing, testing and filing for the CFDA approval application. Due to the increased stringency by CFDA approval, the time span and costs for the R&D of new products have increased significantly during recent years.

Jiangchuan Macrolide Facility (JCM)

In January 2012, the JCM for R&D, manufacturing and sale of macrolide APIs received its GMP certification designated as "CHUAN M0799," which is valid until December 31, 2015. As a result, JCM started the production of the macrolide API for TPI’s Azithromycin Dispersible Tablets (SFDA No: H20074145). The API produced by JCM supplies for TPI’s own Azithromycin Tablets as well as for both domestic and international third party sales .

In April 2014, JCM has developed a new line of Azithromycin API products that supports steady monthly export orders to South Asia. Following a series of tests on quality, purity, intermediates contents, stereochemistry, stability in comparison with the international standards of Azithromycin API, JCM has received monthly orders for manufacturing one of the major intermediates of Azithromycin, Azithromycin Amine (AA) at a competitive international price which varies on monthly basis according to market demands and foreign exchange rate. Following JCM’s application (No. 51268) for the import certificate to India via India's Central Drugs Standard Control Organization Ministry of Health & Family Welfare, JCM successfully passed the preliminary examination on December 30, 2014, and was notified on January 16, 2015 by the Directorate General Of Health Services, Office of Drug Controller General (India) Import and Registration Division regarding the application to import Azithromycin API Products and Intermediates to send in samples of Azithromycin API from three different lots for analysis. Upon request, the samples were sent to the Central Drug Testing Laboratory (CDTL) in Mumbai, India for the final approval of the import. JCM has also been negotiating with a subsidiary of a large international pharmaceutical company who sells Azithromycin tablets sale worldwide for API . In addition to JCM's certification in India, along with other international clients located at Bangladesh, Philippines and Iran on import status, JCM plans for certification process in both the European Union and the United States in order to service international clients and their subsidiaries in China. JCM’s Drug Master File (DMF) will be prepared and submitted to the appropriate regulatory authority at the intended drug market. DMF provides the regulatory authority with confidential, detailed information about facilities, processes, or articles used in the manufacturing, processing, packaging, and storing of one or more drugs. In the United States, DMFs are submitted to the Food and Drug Administration (FDA). The Main Objective of the DMF is to support regulatory requirements and to prove the quality, safety and efficacy of the medicinal product for export application. These registration and certification processes are expected to support further demand for JCM's API products in both domestic and international markets.

Tianyin Medicine Trading Distribution Business (TMT)

TMT is established to distribute products manufactured by us and other pharmaceutical companies to fuel our expanding sales network as well as to provide synergy to our existing organic product portfolio. TMT has been distributing mainly our products since its inception in 2009. Since 2010, we have signed and later extended distribution contracts with Jiangsu Lianshui Pharmaceutical (“Lianshui”) to distribute Lianshui-branded generic injection products including cough suppressant, antibiotics, anti-inflammatory medicines and other healthcare indications.

Pre-extraction and formulation plant development at Qionglai Facility (QLF)

In preparation for the new GMP standards stipulated by the government in early 2011, we initiated a process to optimize our manufacturing facilities and production lines in compliance with the new GMP standards. Under the guidance by provincial government, our facility is scheduled to be relocated to Qionglai County, south of Chengdu, which is designated for the pharmaceutical industry. Both the TCM pre-extraction plant and the formulation plant will be relocated to form a combined QLF, occupying an area of 80 mu (13 acres). The combined QLF, designed and constructed according to the latest GMP standards, is expected to relieve the current capacity saturation at the current facilities. The re-location cost for Phase I, which includes both the pre-extraction and formulation plant is estimated at $25 million, which is to improve the current capacity by 30-50%. In Phase II QLF, an additional $10 million may be invested to double the current capacity. QLF has successfully passed the GMP certification process (GMP certificate No.: SC20140067 valid through 2020) in early 2015.

Fiscal 2015 Guidance

The following factors, in our opinion, will influence the Company’s growth perspectives for fiscal year 2015:

1)	Market expansion and revenue growth of TPI’s core product portfolio led by flagship product GMOL and other major products;

2)	JCM revenue at both domestic and international markets in the fiscal year 2015;

3)	Generic sale stabilization and recovery along with our strategy to cope with pricing restrictions and market competition under the ongoing healthcare reform; and

4)	QLF GMP relocation and smooth transition of production capacity.

We previously forecast the organic revenue growth for TPI to range 0-5% for the fiscal year 2015 as compared with the fiscal year 2014. The management is currently monitoring the relocation progress and the manufacturing capacity and efficiency maintenance and improvement at QLF to evaluate their effect on the Company’s operating results to update the guidance if necessary while any changes will be communicated on a quarterly basis or as when appropriate.

Discussion on Operating Results

The following table shows the results of operations of our business. All references to the results of operations and financial conditions are on a consolidated basis that includes Chengdu Tianyin, TMT, JCM and HSP.

Comparison of results for the three and six months ended December 31, 2014 and 2013:

	Three Months Ended
	December 31,	December 31,
	2014	2013
	(In $ millions)
Sales	6.7	13.9
Cost of sales	3.0	7.7
Gross profit	3.7	6.2
Income from Operation	0.3	2.5
Provision for income taxes	0.1	0.7
Net income	0.1	1.7

	Six Months Ended
	December 31,	December 31,
	2014	2013
	(In $ millions)
Sales	16.4	28.7
Cost of sales	7.7	16.5
Gross profit	8.7	12.2
Income from Operation	1.7	4.6
Provision for income taxes	0.4	1.4
Net income	1.1	3.2

Sales for the quarter ended December 31, 2014 were $6.7 million as compared to $13.9 million for the quarter ended December 31, 2013. Sales for the six months ended December 31, 2014 were $16.4 million as compared to $28.7 million for the six months ended December 31, 2013. The sales decrease was a result of continuous pricing pressure and restrictive sales policies on generic products compared with the same period last year. The decrease was also a result of the relocation process of Company’s manufacturing facility from the previous Longquan location to the new QLF site.

Cost of Sales for the quarter ended December 31, 2014 was $3.0 million or 45% of sales, as compared to $7.7 million or 55% of sales for the quarter ended December 31, 2013. Cost of Sales for the six months ended December 31, 2014 was $7.7 million as compared to $16.5 million for the six months ended December 31, 2013. Our cost of sales primarily consists of the costs of direct raw materials (85% of the cost of goods sold) and production cost (15% of cost of goods sold). The percentage decrease in our cost of sales from the previous period was mainly attributable to a greater percentage of higher margin products and a decrease of our lower margin generic segment.

Gross Margin for the quarter ended December 31, 2014 was 55% as compared to 45% for the quarter ended December 31, 2013. Gross margin for the six months ended December 31, 2014 was 53% as compared to 43% for the six months ended December 31, 2013. As discussed above, our gross margin improved, predominately as a result of an increased higher margin products being sold during the period. We see the trend to continue for the rest of fiscal 2015.

Income from Operations was $0.3 million for the quarter ended December 31, 2014, as compared to $2.5 million for the quarter ended December 31, 2013. Income from Operations was $1.7 million for the six months ended December 31, 2014 as compared to $4.6 million for the six months ended December 31, 2013. The decrease of income from operations was mainly due to the R&D costs towards our cardiovascular portfolio centered on GMOL and the decrease of sales as a result of the relocation process discussed above.

Net Income was $0.1 million with net margin of 1.5% for the quarter ended December 31, 2014, as compared to net income of $1.7 million with net margin of 12% for the quarter ended December 31, 2013. Net income was $1.1 million with net margin of 7% for the six months ended December 31, 2014 as compared to $3.2 million with net margin of 11% for the six months ended December 31, 2013. The decrease of net margins was primarily due to the GMOL R&D costs and the decrease of sales as a result of the relocation process discussed above.

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

Currency translation adjustments are included in accumulated other comprehensive income in the consolidated statement of Comprehensive Income and amounted to $174,638 and $1,048,091 for the six months ended December 31, 2014 and 2013, respectively. The balance sheet amounts with the exception of equity as of December 31, 2014 were translated at 6.1463 RMB to 1.00 US dollar as compared to 6.1425 RMB to 1.00 US dollar as of December 31, 2013. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the quarters ended December 31, 2014 and 2013 were the average exchange rates during the periods.

Liquidity and Capital Resources

Discussion of Cash Flow ($ in millions)

	For the six months ended December 31,
	2014	2013

Cash provided by (used in) operating activities	$(1.1)	$1.4
Cash used in investing activities	$(2.4)	$(0.4)
Cash provided by (used in) financing activities	$(1.0)	$3.2

Operating activities

As of December 31, 2014, we had working capital totaling $21.5 million, including cash and cash equivalents of $11.6 million. Net cash used in operating activities was $1.1 million for the six months ended December 31, 2014 as compared with net cash provided by operating activities of $1.4 million for the six months ended December 31, 2013. We believe that TPI is adequately funded to meet all of our working capital and capital expenditure needs for fiscal year 2015.

Investing activities

We had $1.9 million and $0.4 million cash used in investing activities towards QLF construction for the six months ended December 31, 2014 and 2013, respectively. $2.4 million was paid to acquire the 13% non-controlling interest of our subsidiary JCM during the six months ended December 31, 2014.

Financing Activities

Net cash used in financing activities for the six months ended December 31, 2014, totaled $1.0 million as compared to net cash provided by financing activities for the same period of 2013 of  $3.2 million.

Borrowings and Credit Facilities

The short-term bank borrowings outstanding as of December 31, 2014 and 2013 were $2.9 million and $4.6 million, respectively. We paid an average interest rate of 7.20% and 6.927% per annum in 2014 and 2013, respectively. These loans were made from CITIC Bank, secured by Chengdu Tianyin's certificate of deposit and guaranteed by Guoqing Jiang, our CEO and a third party. The loans do not contain any additional financial covenants or restrictions. The borrowings have one-year terms which do not contain specific renewal terms. The short-term loan of $2.9 million is in default and currently being discussed with the bank for loan renewal till July 2015.

Changes in Equity

During the six months ended December 31, 2014, there have been no activities related to warrants exercise or option exercises. All of the Company’s remaining warrants, which were Class B Warrants issued in a financing conducted by the Company in January 2008, expired on January 31, 2015. As of the date of this filing, there are no outstanding warrants issued by the Company.

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

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

Not applicable

Item 4.   Controls and Procedures

(a)           Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our management has concluded as of June 30, 2014 and as of December 31, 2014, due to the existence of material weaknesses, that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and were not effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q for the quarter ended December 31, 2014 to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 13, 2015

TIANYIN PHARMACEUTICAL CO., INC.

By:	/s/ Guoqing Jiang
Name:	Dr. Guoqing Jiang
Title :	Chairman, Chief Executive Officer, Chief Accounting Officer, Chief Financial Officer

