Form 10-Q
period 2015-03-31
TIANYIN PHARMACEUTICAL CO., INC.
filed 2015-08-11
CIK 1362718

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of August 11, 2015, there were 29,546,276 shares issued and 29,432,791 shares outstanding.

Tianyin Pharmaceutical Co., Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31,	June 30,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$15,163,772	$16,120,041
Restricted cash	305,841	994,017
Accounts receivable, net of allowance for doubtful accounts of $102,842 and $102,401 at March 31, 2015 and June 30, 2014, respectively	1,018,695	9,074,576
Inventory	5,343,015	3,841,712
Loan receivable	-	1,981,280
Deferred tax assets	1,357,402	1,180,510
Prepaid R&D expenses - current portion	3,533,833	-
Other current assets	811,587	587,384
Total current assets	27,534,145	33,779,520

Property and equipment, net	19,878,898	45,378,356

Intangibles, net	12,816,815	27,699,733

Prepaid R&D expenses	176,692	-

Goodwill	212,030	211,120

Assets held for sale	40,731,957	-

Total assets	$101,350,537	$107,068,729

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$69,323	$1,592,459
Accounts payable – construction related	762,366	2,238,927
Short-term bank loans	2,935,800	4,547,200
Income tax payable	46,681	35,832
Other taxes payable	101,353	390,490
Other current liabilities	230,164	522,995
Total current liabilities	4,145,687	9,327,903

Total liabilities	4,145,687	9,327,903

Equity
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding at March 31, 2015 and June 30, 2014	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 29,546,276 shares issued, 29,432,791 shares outstanding at March 31, 2015 and June 30, 2014	29,546	29,546
Additional paid-in capital	27,807,961	30,189,802
Treasury stock, 113,485 shares at cost	(135,925)	(135,925)
Statutory reserve	7,071,650	6,976,412
Retained earnings	49,972,364	50,193,258
Accumulated other comprehensive income	10,836,254	10,423,712
Total stockholders’ equity	95,581,850	97,676,805

Noncontrolling interest	1,623,000	64,021

Total equity	97,204,850	97,740,826

Total liabilities and equity	$101,350,537	$107,068,729

The accompanying notes are an integral part of these unaudited consolidated financial statements

Tianyin Pharmaceutical Co., Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2015	2014	2015	2014

Sales	$3,962,295	$8,635,104	$20,387,416	$37,306,818

Cost of sales	2,236,182	5,137,767	9,933,128	21,598,669

Gross profit	1,726,113	3,497,337	10,454,288	15,708,149

Operating expenses
Selling expenses	653,485	1,529,796	3,499,285	6,497,715
General and administrative expenses	1,605,152	1,322,751	3,794,569	3,433,912
Research and development	895,181	238,941	2,902,431	742,269
Total operating expenses	3,153,818	3,091,488	10,196,285	10,673,896

Income (loss) from operations	(1,427,705)	405,849	258,003	5,034,253

Other income (expenses):
Interest income	11,622	27,074	25,441	135,808
Interest expense	(119,732)	(82,525)	(278,389)	(305,248)
Total other income (expenses)	(108,110)	(55,451)	(252,948)	(169,440)

Income (loss) before (credit) provision for income taxes	(1,535,815)	350,398	5,055	4,864,813

Provision (credit) for income taxes	(296,597)	358,860	140,567	1,720,724

Net income (loss)	(1,239,218)	(8,462)	(135,512)	3,144,089

Less: Net loss attributable to noncontrolling interest	(1,553)	(45,974)	(9,856)	(152,153)

Net income (loss) attributable to Tianyin Pharmaceutical Co., Inc.	$(1,237,665)	$37,512	$(125,656)	$3,296,242

Basic and diluted earnings (loss) per share	$(0.04)	$0.00	$(0.00)	$0.11

Weighted average number of common shares outstanding:
Basic and diluted	29,432,791	29,405,013	29,432,791	29,390,090

The accompanying notes are an integral part of these unaudited consolidated financial statements

Tianyin Pharmaceutical Co., Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2015	2014	2015	2014

Net income (loss)	$(1,239,218)	$(8,462)	$(135,512)	$3,144,089

Other comprehensive income (loss)
Foreign currency translation adjustment	237,898	(891,567)	412,536	156,524

Total other comprehensive income (loss)	237,898	(891,567)	412,536	156,524

Total Comprehensive income (loss)	(1,001,320)	(900,029)	277,024	3,300,613

Less: Comprehensive income (loss) attributable to the noncontrolling interest	(1,554)	105,495	(9,862)	1,109

Comprehensive income (loss) attributable to Tianyin Pharmaceutical Co., Inc.	$(999,766)	$(1,005,524)	$286,886	$3,299,504

The accompanying notes are an integral part of these unaudited consolidated financial statements

Tianyin Pharmaceutical Co., Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net Income (loss)	$(135,512)	$3,144,089
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,926,108	1,946,239
Amortization of R&D contract	2,640,625	-
Share-based payments	-	55,000
Deferred tax assets	(176,892)	-
Changes in current assets and current liabilities:
Accounts receivable	8,065,216	1,758,488
Inventory	(1,479,282)	264,460
Prepaid R&D expenses	(6,337,500)	-
Other current assets	(220,856)	269,913
Accounts payable and accrued expenses	(1,524,371)	66,776
Accounts payable – construction related	(1,480,745)	(2,740,773)
Income tax and other taxes payable	(279,095)	(740,547)
Other current liabilities	(294,000)	383,106

Net cash provided by operating activities	703,696	4,406,751

Cash flows from investing activities:
Addition of Contruction in process	(1,960,569)	(1,415,260)
Proceeds from loans receivable	1,982,500	-
Acquisition of non-controlling interests	(2,437,500)	-

Net cash used in investing activities	(2,415,569)	(1,415,260)

Cash flows from financing activities:
Changes in restricted cash	689,913	4,565,120
Proceeds from short-term bank loans	-	4,565,120
Repayment of short-term bank loans	(1,625,000)	(5,967,264)
Capital contribution from non-controlling interest	1,625,000	-

Net cash provided by financing activities	689,913	3,162,976

Effect of foreign currency translation on cash	65,691	99,810

Net increase (decrease) in cash and cash equivalents	(956,269)	6,254,277

Cash and cash equivalents – beginning of period	16,120,041	26,827,008

Cash and cash equivalents – ending of period	$15,163,772	$33,081,285

Supplemental disclosures of cash activities
Cash paid for interest	$270,545	$82,172
Cash paid for income taxes	$306,804	$726,789

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

The Company established a joint venture (“JV”) through its wholly owned subsidiary, Chengdu Tianyin Pharmaceutical Co., Ltd. (“Chengdu Tianyin”) with Shandong Buchang Pharmaceutical Co., Ltd. (“Shandong Buchang”) in November 2014. Chengdu Tianyin owned 95% and Shandong Buchang owned 5% of JV. In April and May 2015, the Company transferred a total 75% ownership of JV to Shandong Buchang for RMB 160 million (approximately $26 million). See Note 10 for details.

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

NOTE 3 – ACQUISITION OF NON-CONTROLLING INTEREST

On September 30, 2014, the Company’s subsidiary, Chengdu Tianyin, acquired the remaining 13% of Sichuan Jiangchuan Pharmaceutical Co. Ltd (“JCM”) for RMB 15 million (approximately $2.4 million) from an unrelated individual. Total payment of RMB 15 million (approximately $2.4 million) was made on October 8, 2014. JCM became a wholly owned subsidiary of Chengdu Tianyin on September 30, 2014.

NOTE 4 – INVENTORY

Inventory as of March 31, 2015 and June 30, 2014 consists of the following:

	March 31, 2015	June 30, 2014

Raw materials	$1,690,558	$690,355
Packaging supplies	927,330	387,599
Work in process	901,876	1,088,880
Finished goods	1,823,251	1,674,878
	$5,343,015	$3,841,712

NOTE 5 – PREPAID RESEARCH AND DEVELOPMENT EXPENSE

In July 2014, the Company’s subsidiary, Chengdu Tianyin, entered into a research and development agreement with a pharmaceutical research company, Kang Lu Biomedical Co. (“KL”). KL is a reputable TCM research company that specializes in the product development and CFDA application process for TCM extracts and healthcare products. Pursuant to the agreement, KL will provide research and development expanding formulation varieties from Gingko Mihuan Oral Liquid (GMOL) to Capsule formulation. The total contract price is RMB 65 million (approximately $10.5 million). The first payment of RMB 39 million (approximately $6.3 million) was paid in July 2014. The project is expected to be completed before August 2017. The total contract price is being amortized over the term of the agreement which is a period of three years on a straight line basis.

NOTE 6 – SHORT-TERM BANK LOANS

Short-term bank loans consist of the following:

	March 31,	June 30,
	2015	2014

On October 30, 2013, the Company obtained a loan from China CITIC Bank, which matures on October 30, 2014. The interest is calculated using an annual fixed interest rate of 7.20% and paid monthly. The loan was guaranteed by the Company’s CEO, Guoqing Jiang and a third party. Loan principal of $1,611,400 (RMB 10 million) was repaid in October 2014, and the remaining loan principal of $2,935,800 was paid in full by April 29, 2015.	$2,935,800	$4,547,200

On October 28, 2013, the Company obtained a loan with ability to borrow RMB 12 million (approximately $2 million) from China CITC Bank, which matures on October 30, 2014. The loan was guaranteed by the Company’s CEO and a third party. The loan was extended on October 30, 2014 with extended maturity date of January 30, 2015. The loan balance for both periods are zero.	-	-

Total short-term bank loans	$2,935,800	$4,547,200

NOTE 7 – INCOME TAXES

The Company's subsidiary, Raygere, is incorporated in the British Virgin Islands. Under the corporate tax laws of British Virgin Islands, it is not subject to tax on income or capital gain.

The operating subsidiaries in China are all subject to 25% income tax rate. The tax write- offs and loss profit credit could only be applied to the individual subsidiaries of TPI.

In July 2006, the FASB issued ASC 740 that clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company did not recognize any benefits in the financial statements for the fiscal year ended June 30, 2014 and for the nine months ended March 31, 2015.

The comparison of income tax expense at the U.S. statutory rate of 35% in 2015 and 2014, to the Company’s effective tax is as follows:

	Nine months ended March 31,
	2015	2014

U.S. Statutory rate of 35%	$12,636	$1,721,935
Tax rate difference between China and U.S.	(1,506)	(491,444)
Change in valuation allowance	129,437	306,349
Tax paid for prior periods	-	183,884
Effective tax	$140,567	$1,720,724

The provisions for income taxes are summarized as follows:

	Nine months ended March 31,
	2015	2014

Current	$317,459	$1,720,724
Deferred	(306,329)	(306,349)
Valuation allowance	129,437	306,349
Total	$140,567	$1,720,724

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

Credit Risk

Financial instruments, which potentially subject the Company to credit risk consists principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments. Due to the state ownership of China’s majority of financial institutions, the policies that regulate the banking industry also presents a unique risk that impacts all industrial segments in China. The traditional industries such as pharmaceutical manufacturing without exception may also be affected in terms of capital expenditure for GMP certification, raw material purchases and etc.

NOTE 9 –CONCENTRATIONS

Concentrations

In terms of individual product sales, our major product Gingko Mihuan Oral Liquid (GMOL) represented 62% or $12.7 million of total sales for the nine months ended March 31, 2015, as compared to 45% or $16.6 million of total sales for the nine months ended March 31, 2014.  For the quarter ended March 31, 2015, GMOL sales represented 76% or $3.0 million as compared to 60% or $5.2 million for the quarter ended March 31, 2014.

For the nine months ended March 31, 2015, one single customer accounted for 17% of the Company’s total sales compared with one customer accounted for 14% of the Company’s sales for the nine months ended March 31, 2014. For the three months ended March 31, 2015 and 2014, no single customer accounted for over 10% of the Company’s total sales.

Purchases from one vendor accounted for 48% of the Company’s total purchases for the nine months ended March 31, 2015 as compared to four vendors accounted for 16%, 11%, 10% and 9% respectively of the Company’s total purchases for the nine months ended March 31, 2014.  Purchases from three vendors accounted for 60%, 13% and 11% of the Company’s total purchases for the three months ended March 31, 2015 as compared to two vendors accounted for 25% and 19% respectively of the Company’s total purchases for the three months ended March 31, 2014.

NOTE 10 – Joint Venture

Cooperation Framework Agreement

On October 29, 2014, Shandong Buchang Pharmaceutical Co., Ltd. (“Shandong Buchang”), Chengdu Tianyin Pharmaceutical Co., Ltd. (“Chengdu Tianyin”), which is the Company’s indirect wholly-owned subsidiary, Grandway Group Holdings Ltd. (“Grandway Group”), which is the Company’s indirect wholly-owned subsidiary and Guoqing Jiang (“Jiang”), the Company’s Chairman and CEO, (each, a “Party”, and collectively “Parties) entered into a Cooperation Framework Agreement Regarding Chengdu Tianyin Pharmaceutical Co., Inc. (“Cooperation Framework Agreement”). Pursuant to the Cooperation Framework Agreement, the Parties agreed to establish a joint venture, Qionglai Tianyin Pharmaceutical Co., Ltd. (“Qionglai Tianyin”), with the total registered capital of RMB 200,000,000 (approximately US$32.3 million), with Chengdu Tianyin owning 95% and Shandong Buchang owning 5%. Shandong Buchang’s capital investment in Qionglai Tianyin took the form of RMB 10 million (approximately US$1.6 million), which was remitted on January 26, 2015, and Chengdu Tianyin’s capital investment in Qionglai Tianyin took the form of its buildings, land use rights, machineries and equipment of its plant located at Longquan and Qionglai, all of its patents and trademarks, and its portfolio drugs (the “Assets”).

Pursuant to the Cooperation Framework Agreement, after the establishment of Qionglai Tianyin, Shandong Buchang or a third party approved by Shandong Buchang shall enter into an agreement with Qionglai Tianyin to appoint Shandong Buchang or the third party as the exclusive distributor within China regarding all medicines transferred excluding Mycophenolate Mofetil Capsules (CFDA No. H20080819), whose exclusive distributor remains to be Chengdu Tianyin.

Following the execution of the Cooperation Framework Agreement, registration documents to establish Qionglai Tianyin was filed on November 3, 2014 and approved on January 27, 2015.

Stock Pledge Agreement

In November 2014, Chengdu Tianyin and Shandong Buchang entered into a Stock Pledge Agreement, pursuant to which the parties agreed that Chengdu Tianyin shall pledge its 95% stake of Qionglai Tianyin to Shandong Buchang as its down payment to Shandong Buchang and guarantee of performance of Chengdu Tianyin, Grandway Group and Dr. Guoqing Jiang under the Cooperation Framework Agreement.

Share Transfer Agreements

In November 2014, Shandong Buchang, Chengdu Tianyin, Qionglai Tianyin and Grandway Group entered into a Share Transfer Agreement Regarding Qionglai Tianyin Pharmaceutical Co., Ltd. (“2014 Share Transfer Agreement”). Pursuant to the 2014 Share Transfer Agreement, after Chengdu Tianyin has completed the transfer of the Assets into Qionglai Tianyin, Chengdu Tianyin shall transfer 72% of Qionglai Tianyin’s stock to Shandong Buchang at the total price of RMB 144,000,000 (approximately US$23.2 million) which shall be paid in installments. Shandong Buchang made the first installment of payment in the amount of RMB 50,000,000 (approximately US $8.1 million) on April 8, 2015. Chengdu Tianyin and Shandong Buchang are currently negotiating the timeline for the remaining payments.

On April 28, 2015, Chengdu Tianyin completed the transfer of 72% of Qionglai Tianyin’s stock to Shandong Buchang.

On May 13, 2015, the same parties entered into another Share Transfer Agreement Regarding Qionglai Tianyin Pharmaceutical Co., Ltd. (“2015 Share Transfer Agreement”), pursuant to which Chengdu Tianyin agreed to transfer another 3% of Qionglai Tianyin’s stock to Shandong Buchang at the total price of RMB 6,000,000 (approximately US$0.97 million). Pursuant to the 2015 Share Transfer Agreement, Chengdu Tianyin and Shandong Buchang own 20% and 80% of Qionglai Tianyin, respectively. Within 6 months of Shandong Buchang owning 80% of Qionglai Tianyin’s stock, if the key products produced by Qionglai Tianyin fail to comply with industry standards imposed by the state, Shandong Buchang is entitled to terminate this agreement. Within one month of the receipt of termination notice from Shandong Buchang, Chengdu Tianyin shall return the entire purchase price paid by Shandong Buchang. Should Chengdu Tianyin fail to return the purchase price to Shandong Buchang within one month, Shandong Buchang is entitled to an 8% annual interest of the outstanding payment. If there is any outstanding payment owed by Chengdu Tianyin to Shandong Buchang after three months from the receipt of termination notice, Shandong Buchang is entitled to a 0.08% daily interest of the outstanding payment.

Product Distribution Agreement

On May 28, 2015, Qionglai Tianyin and Sichuan Hengshuo Pharmaceutical Co., Ltd. (“Sichuan Hengshuo” or “HSP”), a wholly owned subsidiary of Chengdu Tianyin, entered into a Distribution Agreement Regarding Ginkgo Mihuan Oral Liquid and Other Products (“Product Distribution Agreement”), pursuant to which Sichuan Hengshuo shall be the distributor  of Ginkgo Mihuan Oral Liquid (GMOL), Azithromycin Dispersible Tablets and Xuelian Chongcao Oral Liquid during the period from June 1, 2015 to May 30, 2018.

Accounting Treatment

As of March 31, 2015, Qionglai Tianyin has been included in the consolidated financial statements since the Company owned 95% of Qionglai Tianyin.

After transferring 75% ownership of Qionglai Tianyin to Shandong Buchang, Chengdu Tianyin signed a sales agreement with Qionglai Tianyin to distribute three major products manufactured by Qionglai Tianyin, in addition to be the distributor of one major product per Cooperation Framework Agreement. Due to the continuing involvement and receiving cash flow from Qionglai Tianyin, the Company determined that the investment in 20% ownership of Qionglai Tianyin will be accounted for using equity method and assets which will be contributed to Qinglai Tianyin are classified to Assets Held for Sale on balance sheet at March 31, 2015.

Note 11.  Related-Party Transactions

On October 30, 2013, the Company obtained two loans from China CITIC Bank, for RMB 28 million (approximately $4.5 million) and RMB12 million (approximately $ 1.9 million), respectively, which matured on October 30, 2014. On October 30, 2014, the maturity dates of both loans were extended to January 30, 2015. Both loans were guaranteed by the Company’s CEO, Guoqing Jiang and third parties. (see note 6)

On October 29, 2014, Chengdu Tianyin, the Company’s indirect wholly-owned subsidiary, Grandway Group, the Company’s indirect wholly-owned subsidiary, Guoqing Jiang, the Company’s Chairman and CEO, and Shandong Buchang entered into certain Cooperation Framework Agreement, pursuant to which a joint venture, Qionglai Tianyin, was established. (see note 10) Under the Cooperation Framework Agreement, Dr. Jiang agreed to undertake joint and several liabilities with Chengdu Tianyin and Grandway Group to Shandong Buchang and Qionglai Tianyin for breaches of the agreement.

NOTE 12 – SUBSEQUENT EVENT

In preparing the accompanying unaudited consolidated financial statements, management has evaluated subsequent events for the period from March 31, 2015 through the date the financial statements were available to be issued. Based on the evaluation, there is no other significant event need to be disclosed, other than the following:

On April 28, 2015, Chengdu Tianyin transferred 72% ownership of Qionglai Tianyin to Shandong Buchang for RMB 144 million (approximately $23 million). On May 13, 2015, Chengdu Tianyin transferred additional 3% ownership of Qionglai Tianyin to Shandong Buchang for RMB 6 million (approximately $1 million). See Note 10 for details.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Tianyin Pharmaceutical Co., Inc. for the three and nine months ended March 31, 2015 and 2014 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended June 30, 2014.

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

On January 27, 2015, a joint venture, Qionglai Tianyin Pharmaceutical Co., Ltd. (“Qionglai Tianyin”), with the total registered capital of RMB 200,000,000 (approximately US$32.3 million), was established pursuant to a Cooperation Framework Agreement Regarding Chengdu Tianyin Pharmaceutical Co., Inc. (“Cooperation Framework Agreement”) by and among Chengdu Tianyin, Grandway Group Holdings Ltd. (“Grandway Group”, which is the Company’s indirect wholly-owned subsidiary and holds 100% interest of Chengdu Tianyin), Guoqing Jiang (“Jiang”) and Shandong Buchang Pharmaceutical Co., Ltd. (“Shandong Buchang”), entered into on October 29, 2014. Pursuant to the Cooperation Framework Agreement, Chengdu Tianyin and Shandong Buchang owned 95% and 5% respectively of Qionglai Tianyin. Shandong Buchang’s capital investment in Qionglai Tianyin took the form of RMB 10 million (approximately US$1.6 million), which was remitted on January 26, 2015, and Chengdu Tianyin’s capital investment in Qionglai Tianyin took the form of its buildings, land use rights, machineries and equipment of its plant located at Longquan and Qionglai, all of its patents and trademarks, and its portfolio drugs collectively valuated at approximately RMB 190 million (approximately USD $30.7 million) (the “Assets”). On April 28, 2015 and May 13, 2015, Chengdu Tianyin transferred 72% and 3%, respectively, of Qionglai Tianyin to Shandong Buchang for RMB 144,000,000 (approximately US$23.2 million) and RMB 6,000,000 (approximately US$0.97 million), respectively, pursuant to two Share Transfer Agreement. As of the date of this filing, Chengdu Tianyin and Shandong Buchang own 20% and 80% of Qionglai Tianyin, respectively.

Competitive Environment

The market for pharmaceutical products is highly competitive and significantly influenced by government policies which were issued and modified from time to time. Our operations may be affected by technological advances by competitors, industry consolidation, stipulated stringencies in plant operation and certification, patents granted to competitors, competitive combination products, new products offered by our competitors, as well as new information provided by other marketed products and/or other post-market studies. With constant shifting government policies during recent years, severe price cutting regulations and challenging business operating conditions, the Company may need to make and modify business plans including forming joint venture and strategic alliance based on the direction of the government as well as according to the unique pharmaceutical business environment in China.

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

In July 2014, a TPI’s subsidiary, Chengdu Tianyin, entered into a research and development agreement with a pharmaceutical research company to expand formulation varieties from GMOL to Capsule formulation. The in-house research group at TPI together with the partnership research institutes will collaborate in developing, testing and filing for the CFDA approval application. The project is expected to be completed by August 2017.

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

In April 2014, JCM has developed a new line of Azithromycin API products that supports steady monthly export orders to South Asia. Following a series of tests on quality, purity, intermediates contents, stereochemistry, stability in comparison with the international standards of Azithromycin API, JCM has received monthly orders for manufacturing one of the major intermediates of Azithromycin, Azithromycin Amine (AA) at a competitive international price which varies on monthly basis according to market demands and foreign exchange rate. Following JCM’s application (No. 51268) for the import certificate to India via India's Central Drugs Standard Control Organization Ministry of Health & Family Welfare, JCM successfully passed the preliminary examination on December 30, 2014, and was notified on January 16, 2015 by the Directorate General Of Health Services, Office of Drug Controller General (India) Import and Registration Division regarding the application to import Azithromycin API Products and Intermediates to send in samples of Azithromycin API from three different lots for analysis. Upon request, the samples were sent to the Central Drug Testing Laboratory (CDTL) in Mumbai, India for the final approval of the import. JCM has also been negotiating with a subsidiary of a large international pharmaceutical company who sells Azithromycin tablets sale worldwide for API. In addition to JCM's certification in India, along with other international clients located at Bangladesh, Philippines and Iran on import status, JCM plans for certification process in both the European Union and the United States in order to service international clients and their subsidiaries in China. By the end of July 2015, JCM has received the approval of import from the CDTL at Indial. JCM’s Drug Master File (DMF) will be prepared and submitted to the appropriate regulatory authority at the intended drug market. DMF provides the regulatory authority with confidential, detailed information about facilities, processes, or articles used in the manufacturing, processing, packaging, and storing of one or more drugs. In the United States, DMFs are submitted to the Food and Drug Administration (FDA). The Main Objective of the DMF is to support regulatory requirements and to prove the quality, safety and efficacy of the medicinal product for export application. These registration and certification processes are expected to support further demand for JCM's API products in both domestic and international markets.

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

Pre-extraction and formulation plant development at Qionglai Tianyin Facility (QLF)

In preparation for the new GMP standards stipulated by the government in early 2011, we initiated a process to optimize our manufacturing facilities and production lines in compliance with the new GMP standards. Under the guidance by provincial government, our facility is scheduled to be relocated to Qionglai County, south of Chengdu, which is designated for the pharmaceutical industry. Both the TCM pre-extraction plant and the formulation plant will be relocated to form a combined QLF, occupying an area of 80 mu (13 acres). The combined QLF, designed and constructed according to the latest GMP standards, is expected to relieve the current capacity saturation at the current facilities. The re-location cost for Phase I, which includes both the pre-extraction and formulation plant is estimated at $25 million, which is to improve the current capacity by 30-50%. In Phase II QLF, an additional $10 million may be invested to double the current capacity. QLF has successfully passed the GMP certification process (GMP certificate No.: SC20140067 valid through 2020) in early 2015. The relocation has been ongoing and coincided with the establishment of the joint venture, Qionglai Tianyin, in January 2015, while the assets of Chengdu Tianyin including the QLF were contributed to Qionglai Tianyin as Chengdu Tianyin’s capital contribution. (Please refer to the financial footnote 10 for more information.)

As for the Company’s Longquan facility, according to the guidance by the local government, the Company may be involved in the development of the land according to the local zoning requirement after the relocation of the facility is completed. The Company has not yet formed any development plans of the land.

Joint Venture with Shandong Buchang

The Company had been contemplating a strategic alliance with Shandong Buchang, one of China's most elite pharmaceutical companies, to synergize and accelerate the growth of the Company, boosting the Company’s modernized traditional Chinese medicines (mTCM) franchise focusing on its cardiovascular revenue driver Gingko Mihuan (GMOL).  The alliance would integrate the Company’s portfolio drugs especially high margined core product portfolio with the possibility of integrating additional products beyond the current indication categories of cardiovascular, viral infection and immunology. After months’ of discussion and negotiation, on October 29, 2014, Chengdu Tianyin entered into an agreement with Shandong Buchang to establish a joint venture, Qionglai Tianyin. Following the execution of the agreement, Qionglai Tianyin was established on January 27, 2015. As of the date of this filing, Chengdu Tianyin and Shandong Buchang own 20% and 80% of Qionglai Tianyin, respectively (Please refer to note 10 to consolidated financial statements for more information). The joint venture established by Chengdu Tianyin and Shandong Buchang will help the Company to focus their resources on sales expansion and market development and in the meanwhile to relieve the pressure in operating a manufacturing facility which has become increasingly cost driven. In addition, the macrolide business at JCM has recently received the approval for sales at the market of India which expectedly provides growth momentum for the Company.

Discussion on Operating Results

The following table shows the results of operations of our business. All references to the results of operations and financial conditions are on a consolidated basis that includes Chengdu Tianyin, TMT, JCM and HSP.

Comparison of results for the three and nine months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,	March 31,
	2015	2014
	(In $ millions)
Sales	4.0	8.6
Cost of sales	2.3	5.1
Gross profit	1.7	3.5
Income (loss) from Operation	(1.4)	0.4
Provision (credit) for income taxes	(0.3)	0.4
Net loss	(1.2)	(0.0)

	Nine months Ended
	March 31,	March 31,
	2015	2014
	(In $ millions)
Sales	20.4	37.3
Cost of sales	9.9	21.6
Gross profit	10.5	15.7
Income from Operation	0.3	5.0
Provision for income taxes	0.1	1.7
Net income (loss)	(0.1)	3.1

Sales for the quarter ended March 31, 2015 were $4.0 million as compared to $8.6 million for the quarter ended March 31, 2014. Sales for the nine months ended March 31, 2015 were $20.4 million as compared to $37.3 million for the nine months ended March 31, 2014. The sales decrease was a result of continuous pricing pressure and restrictive sales policies on generic products compared with the same period last year. The decrease was caused by the relocation process of the Company’s manufacturing facility from the previous Longquan location to the new QLF site in parallel with the Chinese New Year in February during this period.

Cost of Sales for the quarter ended March 31, 2015 was $2.3 million or 58% of sales, as compared to $5.1 million or 59% of sales for the quarter ended March 31, 2014. Cost of Sales for the nine months ended March 31, 2015 was $9.9 million as compared to $21.6 million for the nine months ended March 31, 2014. Our cost of sales primarily consists of the costs of direct raw materials (85% of the cost of goods sold) and production cost (15% of cost of goods sold). The percentage decrease in our cost of sales from the previous period was mainly attributable to a greater percentage of higher margin products and a decrease of our lower margin generic segment.

Gross Margin for the quarter ended March 31, 2015 was 43% as compared to 41% for the quarter ended March 31, 2014. Gross margin for the nine months ended March 31, 2015 was 51% as compared to 42% for the nine months ended March 31, 2014. As discussed above, the gross margin for the past nine months improved by 9%, predominately as a result of an increased higher margin products being sold during the period. We see the trend to continue for the rest of fiscal 2015.

Income from Operations was a loss of $1.4 million for the quarter ended March 31, 2015, as compared to $0.4 million income for the quarter ended March 31, 2014. Income from Operations was $0.3 million for the nine months ended March 31, 2015 as compared to $5.0 million for the nine months ended March 31, 2014. The decrease of income from operations was mainly due to the R&D costs towards our cardiovascular portfolio centered on GMOL and the decrease of sales as a result of the relocation process discussed above.

Net Loss was $1.2 million for the quarter ended March 31, 2015, as compared to $0.0 million for the quarter ended March 31, 2014. Net loss was $0.1 million for the nine months ended March 31, 2015 as compared to $3.1 million net income with net margin of 8% for the nine months ended March 31, 2014. The decrease of net margins was primarily due to the GMOL R&D costs and the decrease of sales as a result of the relocation process discussed above.

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

Currency translation adjustments are included in accumulated other comprehensive income in the consolidated statement of Comprehensive Income and amounted to $0.4 million and $0.16 million for the nine months ended March 31, 2015 and 2014, respectively. The balance sheet amounts with the exception of equity as of March 31, 2015 were translated at 6.1312 RMB to 1.00 US dollar as compared to 6.1614 RMB to 1.00 US dollar as of March 31, 2014. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the quarters ended March 31, 2015 and 2014 were the average exchange rates during the periods.

Liquidity and Capital Resources

Discussion of Cash Flow ($ in millions)

	For the nine months ended March 31,
	2015	2014

Cash provided by operating activities	$0.7	$4.4
Cash used in investing activities	$(2.4)	$(1.4)
Cash provided by financing activities	$0.7	$3.2

Operating activities

As of March 31, 2015, we had working capital totaling $23.4 million, including cash and cash equivalents of $15.2 million. Net cash provided by operating activities was $0.7 million for the nine months ended March 31, 2015 as compared with net cash provided by operating activities of $4.4 million for the nine months ended March 31, 2014. TPI is adequately funded to meet working capital and capital expenditure needs for the remainder of the fiscal year 2015.

Investing activities

We had $2 million and $1.4 million cash used in investing activities which were related to the QLF construction project for the nine months ended March 31, 2015 and 2014, respectively. $2.4 million was paid to acquire the 13% non-controlling interest of our subsidiary JCM during the nine months ended March 31, 2015. We also collected $2 million loan receivable during the nine months ended March 31, 2015.

Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2015, totaled $0.7 million as compared to net cash provided by financing activities for the same period of 2014 of $3.2 million.

Borrowings and Credit Facilities

The short-term bank borrowings outstanding as of March 31, 2015 and 2014 were $2.9 million and $4.5 million, respectively. We paid an average interest rate of 7.2% and 6.927% per annum in 2015 and 2014, respectively. These loans were made from CITIC Bank, secured by Chengdu Tianyin's certificate of deposit and guaranteed by Guoqing Jiang, our CEO and a third party. The loans do not contain any additional financial covenants or restrictions. The borrowings have one-year terms which do not contain specific renewal terms. As of August 2015, the short-term loan of $2.9 million has been paid in full.

Changes in Equity

During the nine months ended March 31, 2015, there have been no activities related to warrants exercise or option exercises. All of the Company’s remaining warrants, which were Class B Warrants issued in a financing conducted by the Company in January 2008, expired on January 31, 2015. As of the date of this filing, there are no outstanding warrants issued by the Company.

Related Party Transactions

The Company considers all transactions with the following party to be related party transactions.

Name of Party	Relationship with the Company
Guoqing Jiang	Chief Executive Officer, Chairman, Principal Shareholder

On October 30, 2013, the Company obtained two loans from China CITIC Bank, for RMB 28 million (approximately $4.5 million) and RMB12 million (approximately $ 1.9 million), respectively, which matured on October 30, 2014. On October 30, 2014, the maturity dates of both loans were extended to January 30, 2015. Both loans were guaranteed by the Company’s CEO, Guoqing Jiang and third parties. (Please refer to note 6 to consolidated financial statements for more information.)

On October 29, 2014, Chengdu Tianyin, the Company’s indirect wholly-owned subsidiary, Grandway Group, the Company’s indirect wholly-owned subsidiary, Guoqing Jiang, the Company’s Chairman and CEO and Shandong Buchang entered into certain Cooperation Framework Agreement, pursuant to which a joint venture, Qionglai Tianyin, was established. (Please refer to note 10 to consolidated financial statements for more information.) Under the Cooperation Framework Agreement, Dr. Jiang agreed to undertake joint and several liabilities with Chengdu Tianyin and Grandway Group to Shandong Buchang and Qionglai Tianyin for breaches of the agreement.

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

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

Not applicable

Item 4.   Controls and Procedures

(a)           Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our management has concluded as of June 30, 2014 and as of March 31, 2015, due to the existence of material weaknesses, that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and were not effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q for the quarter ended March 31, 2015 to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 11, 2015

TIANYIN PHARMACEUTICAL CO., INC.

By:	/s/ Guoqing Jiang
Name:	Dr. Guoqing Jiang
Title :	Chairman, Chief Executive Officer, Chief Accounting Officer, Chief Financial Officer

