Form 10-Q/A
period 2014-12-31
TIANYIN PHARMACEUTICAL CO., INC.
filed 2015-08-20
CIK 1362718

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1 to

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

As of August 20, 2015, there were 29,546,276 shares issued and 29,432,791 shares outstanding.

EXPLANATORY NOTE

We are filing this amendment (“Amended Report”) to Quarterly Report on Form 10-Q for the period ended December 31, 2014 (“Original Report”) of Tianyin Pharmaceutical Co., Inc. (the “Company” or “TPI”) to correct an error in classifying certain assets of the Company due to the contribution of those assets to a joint venture pursuant to an agreement entered into by an operating subsidiary of the Company on October 29, 2014 and subsequent transfers of the controlling stake of the joint venture by the operating subsidiary in April and May 2015 pursuant to certain share transfer agreements entered into in November 2014 and May 2015 respectively, which would have resulted in the Company classifying and recognizing those assets as “Assets Held for Sale” in the unaudited consolidated financial statements included in the Original Report. This Amended Report is being filed to amend the disclosures affected by the corrected classification of the assets contributed to the joint venture and to include disclosures of the joint venture and share transfers. This Amended Report speaks as of the filing date of the Original Report, and it may not reflect events occurring after the filing of the Original Report on March 13, 2015, nor does it modify or update those disclosures presented therein, except with regard to the modifications described in this Explanatory Note. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other reports filed with the Securities and Exchange Commission subsequent to the filing of our Original Report, including any amendments to those filings.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amended Report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

Tianyin Pharmaceutical Co., Inc.
Consolidated Balance Sheets
(Unaudited)

	December 31,	June 30,
	2014	2014

Assets
Current assets:
Cash and cash equivalents	$11,619,292	$16,120,041
Restricted cash	419,139	994,017
Accounts receivable, net of allowance for doubtful accounts of $102,590 and $102,401 at December 31, 2014 and June 30, 2014, respectively	2,273,805	9,074,576
Inventory	6,266,299	3,841,712
Loan receivable	-	1,981,280
Deferred tax assets	994,918	1,180,510
Prepaid Research and Development expenses - current portion	3,525,167	-
Other current assets	885,284	587,384
Total current assets	25,983,904	33,779,520

Property and equipment, net	20,104,121	45,378,356

Intangibles, net	12,854,610	27,699,733

Prepaid Research Development expenses	1,057,550	-

Goodwill	211,510	211,120

Assets held for sale	40,872,697	-

Total assets	$101,084,392	$107,068,729

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$298,349	$1,592,459
Accounts payable – construction related	821,377	2,238,927
Short-term bank loans	2,928,600	4,547,200
Income tax payable	-	35,832
Other taxes payable	61,792	390,490
Other current liabilities	391,104	522,995
Total current liabilities	4,501,222	9,327,903

Total liabilities	4,501,222	9,327,903

Equity
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding at December 31, 2014 and June 30, 2014	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 29,546,276 shares issued, 29,432,791 shares outstanding at December 31, 2014 and June 30, 2014	29,546	29,546
Additional paid-in capital	27,809,515	30,189,802
Treasury stock, 113,485 shares at cost	(135,925)	(135,925)
Statutory reserve	7,148,893	6,976,412
Retained earnings	51,132,786	50,193,258
Accumulated other comprehensive income	10,598,355	10,423,712
Total stockholders’ equity	96,583,170	97,676,805

Noncontrolling interest	-	64,021

Total equity	96,583,170	97,740,826

Total liabilities and equity	$101,084,392	$107,068,729

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

The accompanying notes are an integral part of these unaudited consolidated financial statements

Tianyin Pharmaceutical Co., Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net Income	$1,103,706	$3,152,551
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,285,722	1,297,519
Deferred tax assets	185,592	-
Changes in current assets and current liabilities:
Accounts receivable	6,813,344	(563,334)
Inventory	(2,416,004)	61,748
Prepaid Research and Development expenses	(4,579,900)	-
Other current assets	(296,633)	314,887
Accounts payable and accrued expenses	(1,296,255)	99,102
Accounts payable – construction related	(1,420,812)	(2,736,906)
Income tax and other taxes payable	(365,093)	(259,470)
Other current liabilities	(132,776)	18,527

Net cash provided by (used in) operating activities	(1,119,109)	1,384,624

Cash flows from investing activities:
Addition of Contruction in process	(1,903,684)	(367,234)
Proceeds from loans receivable	1,983,720	-
Acquisition of non-controlling interests	(2,436,000)	-

Net cash used in investing activities	(2,355,964)	(367,234)

Cash flows from financing activities:
Changes in restricted cash	576,360	4,558,680
Repayment of short-term bank loans	(1,626,000)	(1,400,166)

Net cash provided by (used in) financing activities	(1,049,640)	3,158,514

Effect of foreign currency translation on cash	23,964	304,207

Net increase (decrease) in cash and cash equivalents	(4,500,749)	4,480,111

Cash and cash equivalents – beginning of period	16,120,041	26,827,008

Cash and cash equivalents – end of period	$11,619,292	$31,307,119

Supplemental disclosures of cash activities
Cash paid for interest	$150,808	$222,645
Cash paid for income taxes	$306,992	$1,340,918

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

Share Transfer Agreements

In November 2014, Shandong Buchang, Chengdu Tianyin, Qionglai Tianyin and Grandway Group entered into a Share Transfer Agreement Regarding Qionglai Tianyin Pharmaceutical Co., Ltd. (“Share Transfer Agreement”). Pursuant to the Share Transfer Agreement, after Chengdu Tianyin has completed the transfer of the Assets into Qionglai Tianyin, Chengdu Tianyin shall transfer 72% of Qionglai Tianyin’s stock to Shandong Buchang at the total price of RMB 144,000,000 (approximately US$23.2 million) which shall be paid in installments.

Accounting Treatment

Since management has made the decision to contribute certain assets described above to Qionglai Tianyin and 72% ownership of Qionglai Tianyin will be transferred to Shandong Buchang, the assets which will be contributed to Qionglai Tianyin are classified as Assets Held for Sale on balance sheet at December 31, 2014.

NOTE 11 – RELATED-PARTY TRANSACTIONS

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

On January 27, 2015, a joint venture, Qionglai Tianyin Pharmaceutical Co., Ltd. (“Qionglai Tianyin”), with the total registered capital of RMB 200,000,000 (approximately US$32.3 million), was established pursuant to a Cooperation Framework Agreement Regarding Chengdu Tianyin Pharmaceutical Co., Inc. (“Cooperation Framework Agreement”) by and among Chengdu Tianyin, Grandway Group Holdings Ltd. (“Grandway Group”, which is the Company’s indirect wholly-owned subsidiary and holds 100% interest of Chengdu Tianyin), Guoqing Jiang (“Jiang”) and Shandong Buchang Pharmaceutical Co., Ltd. (“Shandong Buchang”), entered into on October 29, 2014. Pursuant to the Cooperation Framework Agreement, Chengdu Tianyin and Shandong Buchang owned 95% and 5% respectively of Qionglai Tianyin. Shandong Buchang’s capital investment in Qionglai Tianyin took the form of RMB 10 million (approximately US$1.6 million), which was remitted on January 26, 2015, and Chengdu Tianyin’s capital investment in Qionglai Tianyin took the form of its buildings, land use rights, machineries and equipment of its plant located at Longquan and Qionglai, all of its patents and trademarks, and its portfolio drugs collectively valuated at approximately RMB 190 million (approximately USD $30.7 million) (the “Assets”). In November 2014, Shandong Buchang, Chengdu Tianyin, Qionglai Tianyin and Grandway Group entered into a Share Transfer Agreement Regarding Qionglai Tianyin Pharmaceutical Co., Ltd. (“Share Transfer Agreement”). Pursuant to the Share Transfer Agreement, after Chengdu Tianyin has completed the transfer of the Assets into Qionglai Tianyin, Chengdu Tianyin shall transfer 72% of Qionglai Tianyin’s stock to Shandong Buchang at the total price of RMB 144,000,000 (approximately US$23.2 million) which shall be paid in installments.

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

Joint Venture with Shandong Buchang

The Company had been contemplating a strategic alliance with Shandong Buchang, one of China's most elite pharmaceutical companies, to synergize and accelerate the growth of the Company, boosting the Company’s modernized traditional Chinese medicines (mTCM) franchise focusing on its cardiovascular revenue driver Gingko Mihuan (GMOL).  The alliance would integrate the Company’s portfolio drugs especially high margined core product portfolio with the possibility of integrating additional products beyond the current indication categories of cardiovascular, viral infection and immunology. After months’ of discussion and negotiation, on October 29, 2014, Chengdu Tianyin entered into an agreement with Shandong Buchang to establish a joint venture, Qionglai Tianyin. Following the execution of the agreement, Qionglai Tianyin was established on January 27, 2015. In November 2014 a Share Transfer Agreement was entered into, pursuant to which, after Chengdu Tianyin has completed the transfer of the Assets into Qionglai Tianyin, Chengdu Tianyin shall transfer 72% of Qionglai Tianyin’s stock to Shandong Buchang. The joint venture established by Chengdu Tianyin and Shandong Buchang will help the Company to focus their resources on sales expansion and market development and in the meanwhile to relieve the pressure in operating a manufacturing facility which has become increasingly cost driven.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 20, 2015

TIANYIN PHARMACEUTICAL CO., INC.

By:	/s/ Guoqing Jiang
Name:	Dr. Guoqing Jiang
Title :	Chairman, Chief Executive Officer, Chief Accounting Officer, Chief Financial Officer

